Form 10KSB
period 1996-12-31
WMA INTERNATIONAL CORP
filed 1997-04-17
CIK 947716

Exhibit 23.2






The Board of Directors
WMA International Corporation


We consent to incorporation by reference in the registration statement (No. 33-94226-A) on
Form SB-2 of WMA International Corporation of our report dated March 25, 1997, relating to the consolidated balance sheet of WMA International Corporation and subsidiaries as of
December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ending December 31, 1996, which report appears in the
December 31, 1996, annual report on Form 10-KSB of WMA
International Corporation.


Atlanta, Georgia                            KPMG Peat Marwick
LLP
April 14, 1997