Form 10QSB
period 1996-09-30
WMA INTERNATIONAL CORP
filed 1997-04-28
CIK 947716

ODDFOOTER: WMA International CorporationPage  of 15
         Form 10-QSB 09/30/96


UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549


FORM 10-QSB


(Mark
 One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30,
      1996

[    ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE EXCHANGE ACT
      For the transition period from _______ to
      ________
      Commission file number 33-94226-A


            Delaware                 58-2179041
(State or other jurisdiction of     (IRS Employer
incorporation or organization)      Identification No.)


5555 Triangle Parkway, N.W., Second Floor, Norcross,
Georgia 30092
           (Address of principal executive offices)

Issuer's telephone number:  (770) 453-9300

 Check whether the issuer (1) filed all reports
required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such
shorter period that the registrant was required to file
such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No


APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY
  PROCEEDINGS DURING THE PRECEDING FIVE YEARS


    Check whether the registrant filed all
documents and
reports required to be filed by Section 12, 13, or 15(d)
of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No___


APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the
Issuer's classes of common equity, as of the latest practicable date:

    As of September 30, 1996, there were
1,756,103
shares  of common stock outstanding, and
486,750
warrants ($486,750) had been issued, each warrant representing the right to purchase a share of common stock for $10.

Transitional Small Business Disclosure Format
(Check
one):  Yes___ No  X


                                   Table of Contents


                         PART I
                                                 Page No.

                          Item 1    Financial Statements3

Item 2    Management's Discussion and Analysis
                                   or Plan of Operation 7


                         PART II

                            Item 1    Legal Proceedings11

                        Item 2    Changes in Securities11

              Item 3    Defaults Upon Senior Securities11

Item 4    Submission of Matters to a Vote of
                                       Security Holders11

                            Item 5    Other Information11

             Item 6    Exhibits and Reports on Form 8-K13



                         PART I


Item 1.   Financial Statements.

     The September 30, 1996 Financial Statements follow on the next page.


      [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]




WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

September 30, 1996

(Unaudited)



Assets
Investments                                                $     6,991,474
Cash                                                            10,221,437
Restricted cash                                                    283,729
Funds withheld                                                     555,926
Deferred acquisition costs, net                                    407,273
Deferred offering costs                                            516,527
Organization costs, net                                            170,370
Other assets                                                        55,085

                                                           $    19,201,821


Liabilities and Stockholders' Equity

Liabilities:
    Reserves for future benefits and claims                        388,359
    Stock subscription deposits                                    283,729
    Accounts payable and accrued expenses                          111,436
    Payable to affiliate                                            50,457
    Deferred tax liability                                          75,000
        Total liabilities                                          908,981

Stockholders' equity:
    Common stock, par value $.001; 10,000,000
     shares authorized;  2,256,103 shares issued                     2,256
    Additional paid-in capital                                  18,295,524
    Accumulated deficit                                            (4,940)
        Total stockholders' equity                              18,292,840

                                                           $    19,201,821








See accompanying notes to consolidated financial statements.


WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)




Inception


    Three Months                                         Nine Months              Three Months   (March 9, 1995)
                                            Ended               Ended              Ended            Through
                                           September 30,        September 30,     September 30,    September 30,
                                                                1996                                       1996

   1995                                            1995




 Revenues:
      Gross premium income                   $  813,798      $  1,054,800      $    -           $    -
      Investment income                         205,453           438,933           5,052            5,052
                                              1,019,251         1,493,733           5,052            5,052

Expenses:
      Benefits, claims and settlements          199,250           516,392           -                -
      Underwriting, acquisition and
                insurance expenses              281,398           273,191           -                -
      General and administrative expenses        50,021           236,886         290,816          290,816
      Interest expense                            10,013           42,583          13,230           13,230
                                                540,682         1,069,052         304,046          304,046

                Net income (loss) before
                    income taxes                478,569           424,681       (298,994)        (298,994)

Deferred income taxes                             91,000           75,000             -                -

                Net income (loss)            $   387,569     $    349,681      $(298,994)       $(298,994)





















See accompanying notes to consolidated financial statements.


WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)



                      Inception
                                                                                         Nine Months
(March 9, 1995)
                                                                                              Ended
         Through
                                                                                     September 30, 1996
September 30, 1995
Cash flows from operating activities:
  Net income (loss)                                 $    349,681            $   (298,994)
  Adjustments to reconcile net income (loss) to
     cash used by operating activities:
          Amortization                                    11,815                    -
          Increase in funds withheld                   (555,926)                    -
          Increase in deferred acquisition costs       (407,273)                    -
          Increase in other assets                      (55,085)                    -
          Increase in reserves                           388,359                    -
          Increase (decrease) in accounts payable       (26,435)                  174,704
          Deferred income taxes                            75,000                   -

          Net cash used by operating activities         (219,864)               (124,290)


Cash flows from investing activities:
  Purchase of investments                            (6,991,474)                    -

          Net cash provided (used) by investing
          activities                                 (6,991,474)                    -


Cash flows from financing activities:
  Issuance of common stock                            18,047,780                  250,000
  Stock subscription deposits                            283,729                    -
  Borrowings from affiliate, net                          50,457                    -
  Borrowings (repayments) under note payable           (748,679)                  750,000
  Payments for offering and organization costs          (223,817)               (350,681)

          Net cash provided by financing activities   17,409,470                  649,319


Net increase in cash                                  10,198,132                  525,029
Cash at beginning of period                              307,034                    -

          Cash at end of period                     $ 10,505,166            $     525,029

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest          $       42,583
  $         -



See accompanying notes to consolidated financial statements.

WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 1996


(1) Basis of Presentation

    The accompanying unaudited consolidated
    financial
    statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB of Regulation
    S-B.
    Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.


(2) Stock Subscriptions

    As of September 30, 1996 the Company has
    received
    $18,331,509 for purchases of common stock
    and
    warrants pursuant to an offering for which
    the
    registration statement  became effective
    December
    22, 1995.  The Company has accepted
    $17,561,030 for
    purchases of common stock representing
    1,756,103
    shares of common stock issued pursuant to
    the
    offering and $486,750 for purchases of
    486,750
    warrants, each representing the right to
    purchase a
    share of common stock for $10.  The
    remaining
    $283,729 is being held in an escrow account
    pending
    acceptance and issuance of common stock by
    the
    Company.



[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 2.   Management's Discussion and Analysis or Plan of
Operation.

                   SUMMARY OF BUSINESS

 WMA International Corporation (the "Company") was formed March 9, 1995 by S. Hubert Humphrey, Jr. ("Mr.
Humphrey") as a for-profit corporation organized under Delaware law. The Company owns 100% of the outstanding stock of WMA Life Holding, Ltd., a Bermuda for-profit corporation formed August 2, 1995 ("Holding") which, in turn, owns 100% of the outstanding stock of WMA Life
Insurance Company Limited, a fully licensed for-profit
Bermuda life insurance corporation formed August 2, 1995
("WMA Life"). The Company, Holding and WMA Life are sometimes referred herein collectively as the "Companies."

 During 1995 and the first, second and third quarters of 1996, the Company has been engaged primarily in (1) the formation of Holding and WMA Life, (2) preparing a registration statement (the "Registration
Statement")(Commission file number 33-94226-A) and prospectus (the "Prospectus") to raise up to $20,500,000
(the "Offering") to capitalize WMA Life after payment of organization and offering costs by offering for sale shares of common stock and Warrants of the Company, (3) filing the Registration Statement and Prospectus with the Securities and Exchange Commission and various states,
(4) accepting subscriptions for shares of common stock and Warrants of the Company, and (5) negotiating the terms of reinsurance agreements with various insurance companies entered into and to be entered into by WMA
Life.

 The Registration Statement filed with the Securities and Exchange Commission became effective December 22,
1995, and the Company has been in the process of raising up to $20,500,000. As of September 30, 1996, the Company has sold 1,756,103 Shares of Common Stock ($17,561,030) pursuant to the Offering. As of September 30, 1996,
486,750 Warrants ($486,750) have been sold pursuant to the Offering, each Warrant representing the right to purchase a Share of Common Stock for $10. In addition, as of September 30, 1996, the Company held in escrow
$283,729 in stock subscriptions pending acceptance and issuance of Shares of Common Stock by the Company.

 The Company is a holding company for Holding which is, in turn, a holding company for WMA Life. The proceeds of purchases of shares of Common Stock and Warrants, after certain costs and expenses, have been used, or are otherwise available for use, to further capitalize
Holding which have been used, in turn, to further capitalize WMA Life in order for WMA Life to have sufficient liquidity in the form of Investments to meet potential claims pursuant to certain reinsurance agreements with the objective of obtaining capital appreciation. There are no established criteria, parameters or limitations with respect to the nature and amount of reinsurance to be written by WMA Life and Management will have complete discretion in determining the nature and amount of reinsurance to be written by WMA
Life.

 The reinsurance agreements that have been and are to be entered into by WMA Life will consist primarily of indemnity agreements for insurance products previously and currently being sold by World Marketing Alliance, Inc. ("WMA Agency") and other proprietary insurance products which may be developed by WMA Agency and have been or are anticipated to be issued by Western Reserve
Life Assurance Co. of Ohio, Kemper Investors Life
Insurance Company, Connecticut National Life Insurance
Company, The Midland Life Insurance Company, American
Skandia Life Assurance Corporation and others (the
"National Life Companies"). WMA Agency is a Georgia corporation controlled by Mr. Humphrey, Norma P. Humphrey
("Mrs. Humphrey") and Thomas W. Montgomery ("Mr.
Montgomery").  Types of insurance products sold by WMA
Agency and covered by and expected to be covered by reinsurance agreements include variable universal life, universal life, term life and annuities. All of such indemnity agreements are sometimes hereinafter collectively referred to as the "Reinsurance
Agreements".
The sources, types and mix of the Reinsurance Agreements have generally been identified by the Company and WMA
Life.

 During the second quarter of 1996, WMA Life entered into a reinsurance agreement with Western Reserve Life
Assurance Co. of Ohio (WRL). On a monthly renewable term basis (a variation of Yearly Renewable Term), WMA Life is reinsuring a portion of all individual Variable Universal
Life policies previously sold by WMA Agency. As of September 30, 1996, the business inforce constituted
79,968 policies with $2,300,062,161 of reinsured death benefits. The reinsurance agreement with WRL also includes the reinsurance of all future individual
Variable Universal Life insurance policies sold and distributed by WMA Agency.

 Associated with this agreement, the income and balance sheet statements as of September 30, 1996, reflect premiums, benefits, claims, settlement expenses, reserves and deferred acquisition costs. These entries are normal within the context of an insurance enterprise.

 Third quarter reported claims totaled $368,032, of which $128,032 have been settled. Benefits, Claims and Settlement Expenses in the Income Statement reflect these amounts, including an increase in reserve for future benefits reinsured. The total reserve for future benefits and claims is $383,359. The reserve was determined using principals consistent with those prescribed by FAS 60. (Note: The corresponding U.S.
Statutory Reserve required by the National Association of Insurance Commissioners (NAIC) is less than $555,926.
The NAIC prescribed reserve is determined using interest and mortality assumptions typically much more conservative than experience otherwise expected by the industry.

 The agreement provides that an amount remain on deposit with WRL until such time WMA Life secures a Letter of Credit (LOC) for the benefit of WRL. This procedure, often referred to as "funds withheld reinsurance" is a customary practice within the reinsurance industry. The amount will not exceed the U.S. Statutory Reserve as prescribed by the NAIC. Subsequent to September 30, 1996, WMA Life secured an LOC for this purpose. Further, WMA Life will develop facilities for future LOC's and trust arrangements in support of additional reinsurance agreements.

 The deferred acquisition costs reflect expenses and reinsurance premium allowances associated with the initial transaction. Deferred acquisition costs reflect expenses incurred that are directly associated with the acquisition of the reinsured business. These expenses include actuarial, legal and accounting fees, salaries and expenses, as well as first year reinsurance allowances in excess of renewal allowances.

 Consequently, the income and balance sheets should not be relied upon as being indicative of future results.

 Subsequent to September 30, 1996, WMA Life executed a reinsurance agreement with Kemper Investors Life
Insurance Company (KILICO). Similar to the WRL reinsurance agreement, the KILICO agreement provides for the reinsurance of a portion of all individual Variable
Universal Life policies sold by WMA Agency on a monthly renewable term basis.

 As under the WRL and KILICO agreements, it is anticipated that the day-to-day administration of the business reinsured and related transactions will be managed by the National Life Companies pursuant to an administrative procedure called self-administration.
This procedure requires the National Life Companies to maintain individual policy records for each policy ceded, premium accounting, allowances and reserve reports. The
Company will rely on the National Life Companies to provide it with all information necessary for processing the reinsurance. The National Life Companies will also process all related claims and other policy transactions.
As a result, WMA Life will not participate in any of the direct administration of the reinsured policies.


                   SUMMARY OF OFFERING

 Securities Offered.  Up to 2,000,000 shares of Common
Stock of the Company, offered at the price of $10 per share, and up to 500,000 Warrants of the Company, offered at a price of $1 per Warrant. The minimum subscription for shares of Common Stock is 50 ($500), and the minimum subscription for Warrants is 50 ($50).

 The shares of Common Stock and Warrants are being offered by the Company on a best efforts basis only until termination or the maximum Offering has been achieved.
Investors must meet certain minimum suitability and eligibility standards. Purchases are subject to receipt and acceptance by the Company and the Company's right to reject any purchase in whole or in part for any reason.


 Offerees. Only WMA Agents are eligible to purchase shares of Common Stock and/or Warrants pursuant to the Offering. "WMA Agents" means independent sales agents contractually affiliated (or their Pension Plans) with WMA Agency or employees (or their Pension Plans) of or affiliates of WMA Agency as of the date of the offering or as of the date the Company accepts the Subscription
Agreement.

 Voting Rights. All shares of Common Stock offered pursuant to the Offering or issued pursuant to exercise of the Warrants are voting stock on a one vote per share basis without cumulative rights.

 Shareholders' Agreement and Warrant Restrictions.  Mr.
Humphrey and purchasers of shares of Common Stock pursuant to the Offering, or pursuant to exercise of the Warrants, are required to sign the Shareholders'
Agreement which allows the Company the option (but not the obligation) to buy back an Investor's shares of Common Stock if the Investor ceases to be a WMA Agent
(other than by reason of death) or breaches the Shareholders' Agreement ("Buyout Event"). The
Shareholders' Agreement also contains a Right of First
Refusal which provides that if a Shareholder desires to sell any shares of Common Stock pursuant to a "bona fide offer", such shares of Common Stock must be offered to the Company first upon no less favorable terms and conditions than those of the bona fide offer. The
Shareholders' Agreement will terminate on the earlier of December 31, 1997 or the effective date of a public offering by the Company to persons other than WMA
Agents.

 Offering Termination Date. December 31, 1997 for the maximum Offering unless terminated earlier by the Company. The minimum Offering was attained February 26,
1996.



                    PROPOSED BUSINESS


Overview

 Through WMA Life, the Company has become an important reinsurer of Western Reserve Life Assurance Co. of Ohio and Kemper Investors Life Insurance Company. WMA Life also proposes to become a reinsurer of Connecticut
National Life Insurance Company, The Midland Life
Insurance Company, American Skandia Life Assurance
Corporation and others ("National Life Companies").  WMA
Life reinsures, and will continue to reinsure, insurance products being sold by and distributed through WMA Agency
("WMA Policies"). These insurance products include, and are anticipated to include, variable universal life, term life, universal life and other insurance products.

With an anticipated capitalization of not less than $18.5 million, the Company believes that its affiliation with WMA Agency puts it in a unique position to negotiate favorable Reinsurance Agreements with the National Life
Companies. WMA Agency is not, and will not, be a party to the Reinsurance Agreements.

The financial goal of Management in negotiating the Reinsurance Agreements is to obtain for the Company (and not the Stockholders) an after-tax return on equity (net capital invested by stockholders) of not less than an averaged 10% after-tax annualized return after 10 years.
Although Management believes that it has a reasonable basis to expect that such a return is feasible, no assurance can be given that any return can be achieved.
Furthermore, any return is dependent upon the volume of insurance policies sold by WMA Agency for which WMA Life acts as reinsurer. Moreover, there are not established criteria, parameters or limitations with respect to the nature and amount of reinsurance to be written by WMA
Life and Management will have complete discretion in determining the nature and amount of reinsurance to be written by WMA Life.
Business Strategy

 In light of the Company's affiliation with WMA Agency and WMA Agency's existing relationship with the National
Life Companies, the Company has developed a business strategy relating to the Reinsurance Agreements. The principal elements of such business strategy are:

 To leverage the negotiating strength provided by the Company's affiliation with WMA Agency and WMA Agency's negotiating strength with the National Life Companies;

 To create a strong bond among the Company, WMA Agency and the WMA Sales Agents by providing the WMA Sales
 Agents the possibility of participating in reinsurance profits generated by the WMA Policies and Reinsurance
 Agreements by investing in the Company; and

 To create favorable reinsurance results on the WMA
 Policies since it is anticipated that when WMA Sales
 Agents have an investment in the Reinsurance Agreements through investing in the Company, WMA Sales Agents will have more of an incentive to place quality business through WMA Agency, which business may become the subject of the Reinsurance Agreements.

Business Plan

 The Company's business plan over the next twelve months consists of completing the Offering; the Company's payment of the Organization and Offering Costs of the Companies as reflected in the Application of Proceeds;
the Company's establishment of reserves to fund management fee ("Management Fee") payments up to $72,000 to WMA Management Services, Inc. ("WMA Management") if there are insufficient profits in WMA Life, and other expenses and unknown contingencies; the Company's payment of Management Fees up to $72,000 if there are insufficient profits in WMA Life; the Company's contribution of the net proceeds from the Offering to Holding, and causing Holding to contribute such net proceeds to WMA Life; causing WMA Life to establish an operating expense reserve of $125,000; continuing to cause WMA Life to acquire an investment portfolio in the form of Investments to provide sufficient liquid assets in order to meet potential claims pursuant to the Reinsurance Agreements; monitoring WMA Life's Investment
Manager, Falcon Asset Management, Inc. (see Item 5 below); managing the WRL and KILICO Reinsurance
Agreements, the Company's continued negotiation and completion of the Reinsurance Agreements; causing WMA
Life to continue operating as a reinsurance company; and to invest net proceeds from the Offering not required by WMA Life to support existing reinsurance obligations in investments in accordance with WMA Life's Investment
Standard (See Item 5). Management believes that the net proceeds of the Offering accepted by the Company to date will be adequate capital for WMA Life to sustain operations during the first twelve months.

 The Company expects its operating expenses over the next twelve months to consist of payment of fees relating to management, accounting, consulting and actuarial services rendered; payment of expenses related to compliance with corporate and tax matters, and other incidental administrative expenses. Holding's operating expenses are expected to be nominal and consist principally of accounting and administrative costs of reporting to regulatory authorities, and fees for business qualification. WMA Life's expenses during the first twelve months are expected to consist of costs associated with commencing its operations as a reinsurance company, which costs include expense allowances payable to ceding insurance companies, payment of accounting fees, legal fees, investment management fees, and fees and expenses for regulatory compliance in Bermuda.

 None of the Companies expect to purchase or sell any significant equipment nor expect that there will be any significant change in the number of employees.



                         PART II


Item 1.   Legal Proceedings.

 At September 30, 1996, neither the Company, Holding nor
WMA Life was involved in any legal proceedings.

Item 2.   Changes in Securities.

 There have been no changes or modifications to the rights of the holders of any class of registered securities.

Item 3.   Defaults Upon Senior Securities.

 There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.

Item 4.   Submission of Matters to a Vote of Security
Holders.

 No matters were submitted during the period covered by this report to a vote of security holders through the solicitation of proxies or otherwise. No annual report or proxy materials have been sent to security holders.

Item 5.   Other Information.

 During the third quarter, WMA Life entered into an investment management agreement with Falcon Asset
Management, Inc. ("Falcon"), an investment advisor and manager based in Baltimore, Maryland. Falcon was selected due its overall expertise in investment management and its experience in managing insurance company investment portfolios. Pursuant to this agreement, Falcon has the responsibility of managing WMA
Life's investment assets held in a custodial account with IBJ Schroder Bank & Trust Company ("Schroder") in accordance with WMA Life's "Investment Standard" as set forth in the December 22, 1995 Prospectus which is to select assets with the objective of maximizing investment returns consistent with appropriate safety, diversification, tax and regulatory considerations, and to provide sufficient liquidity to enable WMA Life to meet it obligations as a reinsurance company on a timely basis.

 During the third quarter, WMA Life also entered into a Custody Agreement with IBJ Schroder Bank & Trust Company
("Schroder") based in New York, New York. Pursuant to this agreement, Schroder holds all of the investment assets of WMA Life which are managed by Falcon. WMA Life also entered into a Letter of Credit and Reimbursement
Agreement with Schroder pursuant to which WMA Life can obtain letters of credit in favor of the ceding insurers of its reinsurance business. Such letters of credit can be used instead of "funds withheld" or "trust" arrangements to allow the ceding insurers to obtain full credit for the reinsurance business ceded to WMA Life.
As collateral for the issuance of letters of credit, WMA
Life also executed a Security Agreement in favor of Schroder, pursuant to which WMA Life granted a security interest in its investment assets by Schroder held pursuant to the Custody Agreement.

 The Company intends to enter into agreements in the fourth quarter with Falcon and Schroder pursuant to which Company investment assets will be placed into a custody account with Schroder and managed by Falcon.

 During the third quarter, Management determined that it was in the best interest of the Company to utilize part of the net proceeds of the Offering to pay off the existing $750,000 loan from Money Services, Inc.




Item 6.   Exhibits and Reports on Form 8-K.

 No reports were required to be filed on Form 8-K.

Exhibit
Number              Description of Exhibit

3.1                 Articles of Incorporation (1)

3.2                 Bylaws (1)

4.1                 Shareholders' Agreement (3)

4.2                 Specimen Stock Certificate (2)

4.3                 Subscription Agreement (3)

4.4                 Revised Specimen Warrant (4)

4.5                 Loan Agreement between WMA Agency
                    and Offering Subscribers (3)

10.1                Form of Escrow Agreement between
                    Registrant and Fidelity National
                    Bank as Escrow Agent.(2)

10.2                Form of Promotional Share Escrow
                    Agreement (3)

10.3                Loan Agreement with Money Services,
                    Inc. (3)

10.4                Loan Agreement between Money
                    Services, Inc. and WMA Agency (3)

10.5                Management Agreement with WMA
                    Management (3)

16.1                Letter on change in Certifying
Accountant (5)

24.2                Consent of KPMG Peat Marwick (5)


                 [FOOTNOTES ON NEXT PAGE]




FOOTNOTES TO PRECEDING PAGE:

(1)  Filed On June 28, 1995 as part of the Registration
     Statement and incorporated herein by reference pursuant to Rule 12b-23.
(2)  Filed On September 22, 1995 as part of the
     Registration Statement and incorporated herein by reference pursuant to Rule 12b-

     23

     .
(3)  Filed on November 17, 1995 as part of the
     Registration Statement and incorporated herein by
     reference pursuant to Rule 12b-

     23

     .
(4)  Filed on December 20, 1995 as part of the
     Registration Statement and incorporated herein by
     reference pursuant to Rule 12b-

     23

     .
(5)  Filed on December 21, 1995 as part of the
     Registration Statement and incorporated herein by
     reference pursuant to Rule 12b-

     23

     .



      [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]
                                      SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)   WMA International Corporation



By (Signature/Title)  s/Thomas W. Montgomery   (SEAL) Date:   November 22, 1996
                 Thomas W. Montgomery, Executive Vice
                 President, Chief Financial Officer,
                 Secretary/Treasurer, and Director



