Form 10QSB
period 1996-03-31
WMA INTERNATIONAL CORP
filed 1997-04-29
CIK 947716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549


FORM 10-QSB


(Mark
 One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1996

[    ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE EXCHANGE ACT
      For the transition period from _______ to
      ________
                            Commission file number 33-
94226-A


                WMA INTERNATIONAL CORPORATION
           (Name of small business issuer in its charter)

                                         Delaware58-2179041
                (State or other jurisdiction of(IRS Employer
              incorporation or organization)Identification No.)


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

    As of March 31, 1996, there were 1,250,000 shares of common stock outstanding, and no warrants had been issued.

Transitional Small Business Disclosure Format
(Check
one):  Yes___ No  X



                                   Table of Contents


                         PART I
                                                 Page No.

                          Item 1    Financial Statements2

Item 2    Management's Discussion and Analysis
                                   or Plan of Operation13


                         PART II

                            Item 1    Legal Proceedings17

                        Item 2    Changes in Securities17

              Item 3    Defaults Upon Senior Securities17

Item 4    Submission of Matters to a Vote
                                    of Security Holders17

                            Item 5    Other Information18

             Item 6    Exhibits and Reports on Form 8-K19





                         PART I


Item 1.   Financial Statements.

     The March 31, 1996 Financial Statements follow on the next page.


      [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]




WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheet

March 31, 1996

(Unaudited)



Assets

Investments                                           $     7,263,005
Cash                                                        5,959,738
Prepaid expenses                                               10,574
Deferred tax assets                                            10,893
Deferred offering costs                                       435,082
Organization costs, net                                       106,173

                                                      $    13,785,465


Liabilities and Stockholders' Equity

Liabilities:
    Stock subscription deposits                             5,604,239
    Accounts payable                                           58,963
    Accrued interest expense                                   12,935
    Note payable                                              747,329
        Total liabilities                                   6,423,466

Stockholders' equity:
    Common stock, par value $.001,
     10,000,000 authorized; 1,250,000 issued                    1,250
    Additional paid-in capital                              7,748,750
    Deficit accumulated during the development stage          (388,001)
        Total stockholders' equity                                         7,361,999

                                                                                    $       13,785,465







See accompanying notes to consolidated financial statements.


WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)



                                                                Period from
                                                                Inception
                                            Three Months        (March 9, 1995)
                                             Ended              through
                                           March 31, 1996       March 31, 1996
 Revenues:
    Investment income  $          54,941              $  61,602


Expenses:
    Professional fees                           51,789             380,656
    Interest expense                            16,317              45,718
    Other expenses                              31,108              34,122
                                                99,214             460,496


        Net loss before income taxes               (44,273)      (398,894)


Deferred income taxes             10,893                 10,893

        Net loss                        $     (33,380)         $ (388,001)



















See accompanying notes to consolidated financial statements.


WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

                                                                        Period from
                                                                        Inception
                                                       Three Months    (March 9, 1995)
                                                        Ended            through
                                                      March 31, 1996    March 31, 1996

Cash flows from operating activities:
    Net loss                                         $   (33,380)     $    (388,001)
    Adjustments to reconcile net loss to cash
       used by operating activities:
        Amortization                                       70,184             70,184
        Increase in prepaid expenses                     (10,574)           (10,574)
        Increase in deferred tax assets                  (10,893)           (10,893)
        Increase (decrease) in accounts payable          (65,913)             58,963
        Increase (decrease) in accrued interest expense             (60)                     12,935

        Net cash used by operating activities               (50,636)       (267,386)


Cash flows from investing activities:
    Purchase of investments                           (7,263,005)        (7,263,005)

        Net cash used by investing activities         (7,263,005)        (7,263,005)


Cash flows from financing activities:
    Issuance of common stock                            7,500,000          7,750,000
    Stock subscription deposits                         5,604,239          5,604,239
    Borrowings under note payable                          -                 750,000
    Repayments of borrowings under note payable           (1,350)            (2,671)
    Payments for offering and organization costs                (136,544)                 (611,439)

        Net cash provided by financing activities    12,966,345           13,490,129


Net increase in cash                                    5,652,704          5,959,738
Cash at beginning of period                               307,034                 -

        Cash at end of period                        $  5,959,738     $    5,959,738

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest         $         16,377 $       16,406


See accompanying notes to consolidated financial statements.


WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 1996


(1)     Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB of
        Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments
        (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Comparative Financial statements for the twenty-three (23) day period from inception (March 9, 1995) through March
        31, 1995 have been omitted because there were no transactions that affected either operations or cash flows.


(2)     Stock Subscriptions

        As of March 31, 1996 the Company has received $13,104,239 for purchases of common stock pursuant to an offering for which the registration statement which became effective December 22, 1995.  The Company has accepted
        $7,500,000 for purchases of common stock representing 750,000 shares of common stock to be issued pursuant to the offering.  The remaining
        $5,604,239 is being held in an escrow account pending acceptance and issuance of common stock by the Company.







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

 During 1995 and the first quarter of 1996, the Company has been engaged primarily in (1) the formation of Holding and WMA Life, (2) preparing a registration statement (the "Registration Statement")(Commission file number 33-94226-A) and prospectus (the "Prospectus") to raise up to $20,500,000 (the "Offering") to capitalize
WMA Life after payment of organization and offering costs by offering for sale shares of common stock and Warrants of the Company, and (3) filing the Registration Statement and Prospectus with the Securities and Exchange
Commission and various states, and (3) negotiating the terms of reinsurance agreements with various insurance companies to be entered into by WMA Life.

 The Registration Statement filed with the Securities and Exchange Commission became effective December 22,
1995, and the Company has been in the process of raising up to $20,500,000. As of March 31, 1996, the Company has sold 750,000 Shares of Common Stock ($7,500,000) pursuant to the Offering. As of March 31, 1996, no Warrants have been sold pursuant to the Offering. WMA Life has not yet entered into any reinsurance agreements.

 The Company will act as a holding company for Holding which will, in turn, act as a holding company for WMA
Life.  The proceeds of purchases of shares of Common
Stock and Warrants, after certain costs and expenses, will be used to further capitalize Holding which will, in turn, further capitalize WMA Life in order for WMA Life to have sufficient liquidity in the form of Investments to meet potential claims pursuant to certain reinsurance agreements with the objective of obtaining capital appreciation. There are no established criteria, parameters or limitations with respect to the nature and amount of reinsurance to be written by WMA Life and Management will have complete discretion in determining the nature and amount of reinsurance to be written by WMA
Life.

 The reinsurance agreements to be entered into by WMA
Life will consist primarily of indemnity agreements for insurance products previously and currently being sold by World Marketing Alliance, Inc. ("WMA Agency") and other proprietary insurance products which may be developed by WMA Agency and are anticipated to be issued by Western
Reserve Life Assurance Co. of Ohio, Kemper Investors Life
Insurance Company, Connecticut National Life Insurance
Company, The Midland Life Insurance Company, American
Skandia Life Assurance Corporation and others (the
"National Life Companies"). WMA Agency is a Georgia corporation controlled by Mr. Humphrey, Norma P. Humphrey
("Mrs. Humphrey") and Thomas W. Montgomery ("Mr.
Montgomery").  Types of insurance products sold by WMA
Agency and expected to be covered by reinsurance agreements include variable universal life, universal life, term life and annuities. All of such indemnity agreements are sometimes hereinafter collectively referred to as the "Reinsurance Agreements". Although the sources, types and mix of the Reinsurance Agreements have generally been identified by the Company and WMA
Life, no Reinsurance Agreements have been entered into, nor have the negotiations of the terms and conditions of such Reinsurance Agreements been finalized.

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


 Offerees. Only WMA Agents may purchase shares of Common Stock and/or Warrants pursuant to the Offering.
"WMA Agents" means independent sales agents contractually affiliated (or their Pension Plans) with WMA Agency or employees (or their Pension Plans) of or affiliates of WMA Agency as of the date of the offering or as of the date the Company accepts the Subscription Agreement.

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



                    PROPOSED BUSINESS


Overview

 Through WMA Life, the Company proposes to become a significant reinsurer of Western Reserve Life Assurance
Co. of Ohio, Kemper Investors Life Insurance Company,
Connecticut National Life Insurance Company, The Midland
Life Insurance Company, American Skandia Life Assurance
Corporation and others ("National Life Companies") with respect to insurance products being sold by and distributed through WMA Agency which may become exclusively available through WMA Agency ("WMA
Policies"). These insurance products are anticipated to include variable universal life, term life, universal life and other insurance products.

With an anticipated capitalization of not less than $15.0 million, the Company believes that its affiliation with WMA Agency puts it in a unique position to negotiate favorable Reinsurance Agreements with the National Life
Companies. WMA Agency will not be a party to the Reinsurance Agreements.

The financial goal of Management in negotiating the Reinsurance Agreements is to obtain for the Company (and not the Stockholders) an after-tax return on equity (net capital invested by stockholders) of not less than an averaged ten percent (10%) after-tax annualized return after 10 years. Although Management believes that it has a reasonable basis to expect that such a return is feasible, no assurance can be given that any return can be achieved. Furthermore, any return is dependent upon the volume of insurance policies sold by WMA Agency for which WMA Life acts as reinsurer. Moreover, there are not established criteria, parameters or limitations with respect to the nature and amount of reinsurance to be written by WMA Life and Management will have complete discretion in determining the nature and amount of reinsurance to be written by WMA Life.

Business Strategy

 In light of the Company's affiliation with WMA Agency and WMA Agency's existing relationship with the National
Life Companies, the Company has developed its business strategy of attempting to enter into favorable
Reinsurance Agreements. The principal elements of such business strategy are:

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

Business Plan

 The Company's business plan over the next twelve months consists of continuing to raise capital through the Offering; the Company's payment of the Organization and Offering Costs of the Companies as reflected in the Application of Proceeds; the Company's establishment of reserves from the proceeds of the loan from Money
Services, Inc. to fund debt service payments, management fee ("Management Fee") payments up to $72,000 to WMA
Management Services, Inc. ("WMA Management") if there are insufficient profits in WMA Life, and other expenses and unknown contingencies; the Company's funding of debt service payments to Money Services, Inc.; the Company's payment of Management Fees up to $72,000 if there are insufficient profits in WMA Life; the Company's contribution the net proceeds from the Offering to Holding, and causing Holding to contribute such net proceeds to WMA Life; causing WMA Life to establish an operating expense reserve of $125,000; causing WMA Life to acquire an investment portfolio in the form of Investments to provide sufficient liquid assets in order to meet potential claims pursuant to the Reinsurance
Agreements; causing WMA Life to retain an Investment
Manager; the Company's negotiation and completion of the Reinsurance Agreements; and causing WMA Life to commence business operations as a reinsurance company. Management believes that the net proceeds of the minimum Offering will be adequate capital for WMA Life to sustain operations during the first twelve months.

 The Company expects its operating expenses over the first twelve months to consist of payment of debt service payments with respect to the $750,000 loan from Money
Services, Inc., payment of fees relating to management, accounting, consulting and actuarial services rendered;
payment of expenses related to compliance with corporate and tax matters, and other incidental administrative expenses. Holding's operating expenses are expected to be nominal and consist principally of accounting and administrative costs of reporting to regulatory authorities, and fees for business qualification. WMA
Life's expenses during the first twelve months are expected to consist of costs associated with commencing its operations as a reinsurance company, which costs include expense allowances payable to ceding insurance companies, payment of accounting fees, legal fees, investment management fees, and fees and expenses for regulatory compliance in Bermuda.

 None of the Companies expect to purchase or sell any significant equipment nor expect that there will be any significant change in the number of employees.

 The Company expects WMA Life to begin receiving premium income shortly after entering into the Reinsurance
Agreements which the Company believes will occur shortly.



                         PART II


Item 1.   Legal Proceedings.

 At March 31, 1996, neither the Company, Holding nor WMA
Life was involved in any legal proceedings.

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

Item 5.   Other Information.

     By a vote of the Directors on February 15, 1996, C.
Simon Scupham became a Director of the Company effective
April 1, 1996. Since August 7, 1995, Mr. Scupham has been a director of Holding and WMA Life. Mr. Scupham is the President of CFM Insurance Managers, Ltd., a Bermuda corporation incorporated in 1988 providing professional management services to international companies operating in Bermuda. He is a qualified Chartered Accountant (CA) and Associate Fellow of the Institute of Mathematics and its Applications. Mr. Scupham is also President of Mutual Risk Management (Bermuda) Ltd. and Shoreline
Mutual Management (Bermuda) Limited, and a director of Challenger International Ltd. Prior to CFM, Mr. Scupham served as the director of Bermuda operations for the Kemper Group.


      [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]



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

10.3      Loan Agreement with Money Services, Inc. (3)

10.4      Loan Agreement between Money Services, Inc.
          and WMA Agency (3)

10.5      Management Agreement with WMA Management (3)

16.1      Letter on change in Certifying Accountant (5)

24.2      Consent of KPMG Peat Marwick (5)


                 [FOOTNOTES ON NEXT PAGE]





FOOTNOTES TO PRECEDING PAGE:

(1)  Filed On June 28, 1995 as part of the Registration
     Statement and incorporated herein by reference pursuant to Rule 12b-32.
(2)  Filed On September 22, 1995 as part of the
     Registration Statement and incorporated herein by reference pursuant to Rule 12b-32.
(3) Filed on November 17, 1995 as part of the Registration Statement and incorporated herein by reference pursuant to Rule 12b-32.
(4) Filed on December 20, 1995 as part of the Registration Statement and incorporated herein by reference pursuant to Rule 12b-32.
(5) Filed on December 21, 1995 as part of the Registration Statement and incorporated herein by reference pursuant to Rule 12b-32.



      [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]
                                      SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)   WMA International Corporation



By (Signature/Title)        s/Thomas W. Montgomery   (SEAL)
  Date:         May 14, 1996
                 Thomas W. Montgomery, Executive Vice
                 President, Chief Financial Officer,
                 Secretary/Treasurer, and Director

