Form 10QSB
period 1996-06-30
WMA INTERNATIONAL CORP
filed 1997-04-29
CIK 947716

ODDFOOTER:  WMA International CorporationPage  of 15
         Form 10-QSB 06/30/96



UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549


FORM 10-QSB


(Mark
 One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1996

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

    As of June 30, 1996, there were 1,857,611 shares of common stock outstanding, and no warrants had been issued.

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

              Item 3    Defaults Upon Senior Securities11

Item 4    Submission of Matters to a Vote of
                                       Security Holders11

                            Item 5    Other Information11

             Item 6    Exhibits and Reports on Form 8-K13





                         PART I


Item 1.   Financial Statements.

     The June 30, 1996 Financial Statements follow on the next page.


      [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]




WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

June 30, 1996

(Unaudited)


Asset

Investments                                       $    7,469,705
Cash                                                   6,254,843
Restricted cash                                        3,156,158
Reinsurance receivable                                   108,614
Deferred acquisition costs                               140,595
Prepaid expenses                                          37,504
Deferred tax assets                                       16,000
Deferred offering costs                                  476,896
Organization costs, net                                  192,709
Other assets                                               3,065
                                                  $   17,856,089


Liabilities and Stockholders' Equity

Liabilities:
    Stock subscription deposits                        3,150,963
    Reserves                                             317,142
    Accounts payable                                      67,865
    Accrued interest expense                              12,840
    Payable to affiliate                                 127,728
    Note payable                                         745,950
        Total liabilities                              4,422,488

Stockholders' equity:
    Common stock, par value $.001,
     10,000,000 authorized; 1,857,611 issued               1,858
    Additional paid-in capital                        13,824,252
    Accumulated deficit                                (392,509)
        Total stockholders' equity                    13,433,601

                                                  $   17,856,089





See accompanying notes to consolidated financial statements.


WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)



                                                                Three Months          Six Months
                                                                      Ended                    Ended

                                                                June 30, 1996       June 30, 1996
 Revenues:
    Gross premium income                   $  241,002        $    241,002
    Investment income               178,539           233,480
                                              419,541             474,482

Expenses:
    Benefits, claims & settlements            317,142             317,142
    Premium allowances              132,388           132,388
    Deferred acquisition costs capitalized  (140,595)           (140,595)
    General & administrative expenses         103,967             186,864
    Interest expense                           16,253              32,570
                                              429,155             528,369

        Net loss before income taxes          (9,614)            (53,887)


Deferred income taxes                 5,107            16,000

                       Net loss            $   (4,507)       $   (37,887)



















See accompanying notes to consolidated financial statements.


WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

                                                    Three Months    Six Months
                                                     Ended           Ended
                                                    June 30, 1996   June 30, 1996
Cash flows from operating activities:
    Net loss                                         $   (4,507)    $  (37,887)
    Adjustments to reconcile net income
     to cash used by operating activities:
       Amortization                                     (66,918)          3,266
       Increase in reinsurance receivable              (108,614)      (108,614)
       Increase in deferred acquisition costs          (140,595)      (140,595)
       Increase in prepaid expenses                     (26,930)       (37,504)
       Increase in deferred tax assets                   (5,107)       (16,000)
       Increase in other assets                          (3,065)        (3,065)
       Increase in reserves                              317,142        317,142
       Increase (decrease) in accounts payable             8,902       (57,011)
       Increase (decrease) in accrued interest expense            (95)                        (155)

        Net cash used by operating activities             (29,787)        (80,423)


Cash flows from investing activities:
    Purchase of investments                            (206,700)     (7,469,705)

        Net cash used by investing activities          (206,700)     (7,469,705)


Cash flows from financing activities:
    Issuance of common stock                           6,076,110     13,576,110
    Stock subscription deposits                      (2,453,276)      3,150,963
    Borrowings from affiliate, net                       127,728        127,728
    Repayments of borrowings under note payable          (1,379)        (2,729)
    Payments for offering and organization costs            (61,433)                      (197,977)

        Net cash provided by financing activities    3,687,750      16,654,095


Net increase in cash                                   3,451,263      9,103,967
Cash at beginning of period                            5,959,738         307,034

        Cash at end of period                        $ 9,411,001    $  9,411,001

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest         $     16,348   $       32,725


See accompanying notes to consolidated financial statements.


WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 1996

(1)     Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB of
        Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments
        (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Comparative financial statements for the period from inception (March 9, 1995) through June 30, 1995 and for the period from April 1, 1995 through June 30, 1995 have been omitted because there were no transactions that affected either operations or cash flows.


(2)     Stock Subscriptions

        As of June 30, 1996 the Company has received $16,727,073 for purchases of common stock pursuant to an offering for which the registration statement which became effective December 22, 1995.  The Company has accepted
        $13,576,110 for purchases of common stock representing 1,357,611 shares of common stock to be issued pursuant to the offering.  The remaining
        $3,150,963 is being held in an escrow account pending acceptance and issuance of common stock by the Company.






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

 During 1995 and the first and second quarters of 1996, the Company has been engaged primarily in (1) the formation of Holding and WMA Life, (2) preparing a registration statement (the "Registration
Statement")(Commission file number 33-94226-A) and prospectus (the "Prospectus") to raise up to $20,500,000
(the "Offering") to capitalize WMA Life after payment of organization and offering costs by offering for sale shares of common stock and Warrants of the Company, and
(3) filing the Registration Statement and Prospectus with the Securities and Exchange Commission and various states, and (3) negotiating the terms of reinsurance agreements with various insurance companies entered into and to be entered into by WMA Life.

 The Registration Statement filed with the Securities and Exchange Commission became effective December 22,
1995, and the Company has been in the process of raising up to $20,500,000. As of June 30, 1996, the Company has sold 1,357,611 Shares of Common Stock ($13,576,110) pursuant to the Offering. As of June 30, 1996, no Warrants have been sold pursuant to the Offering.

 The Company is a holding company for Holding which is, in turn, a holding company for WMA Life. The proceeds of purchases of shares of Common Stock and Warrants, after certain costs and expenses, have been and will be used to further capitalize Holding which have been and will be used, in turn, to further capitalize WMA Life in order for WMA Life to have sufficient liquidity in the form of Investments to meet potential claims pursuant to certain reinsurance agreements with the objective of obtaining capital appreciation. There are no established criteria, parameters or limitations with respect to the nature and amount of reinsurance to be written by WMA Life and Management will have complete discretion in determining the nature and amount of reinsurance to be written by WMA
Life.

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

 During the second quarter of 1996, WMA Life entered into a reinsurance agreement with Western Reserve Life
Assurance Co. of Ohio (WRL). On a monthly renewable term basis (a variation of Yearly Renewable Term), WMA Life is reinsuring a portion of all individual Variable Universal
Life policies previously sold by WMA Agency.  As of June
30, 1996, the business inforce constituted 67,315 policies with $1,962,756,792 of reinsured death benefits. The reinsurance was effected on each policy as of its "monthiversary" date occurring during June, for all policies inforce as of June 30, 1996. The reinsurance agreement with WRL also includes the reinsurance of all future individual Variable Universal
Life insurance policies sold and distributed by WMA
Agency.

 Associated with this agreement, the income and balance sheet statements as of June 30, 1996, reflect premiums, benefits, claims, settlement expenses, reserves and deferred acquisition costs for the first time in the Company's history. These entries are normal within the context of an insurance enterprise.

 Gross Premiums reflect one month's transaction. During this period there were no reported claims, Consequently, `Benefits, Claims and Settlement Expenses" reflect the initial benefit reserve adjustment associated with this business. Management believes the reserve estimate
($317,142.02) is a reasonable proxy for the GAAP benefit reserve. This is the corresponding U.S. Statutory
Reserve as prescribed by the National Association of Insurance Commissioners (NAIC). The NAIC prescribed reserve is determined using interest and mortality assumptions typically much more conservative than experience otherwise expected by the industry.
Management will implement reserve valuation procedures during the third quarter to more accurately reflect the GAAP estimated benefit reserve.

 The agreement provides that an amount remain on deposit with WRL until such time WMA Life secures a Letter of Credit (LOC) for the benefit of WRL. This procedure, often referred to as "funds withheld reinsurance" is a customary practice within the reinsurance industry. The amount will not exceed the U.S. Statutory Reserve as prescribed by the NAIC. The Company's business plan consists of securing a LOC for this purpose. Further, the Company will develop facilities for future LOC's and trust arrangements in support of additional reinsurance agreements.

 The deferred acquisition costs reflect expenses and reinsurance premium allowances associated with the initial transaction. Deferred acquisition costs reflect expenses incurred that are directly associated with the acquisition of the reinsured business. These expenses include actuarial, legal and accounting fees, salaries and expenses, as well as first year reinsurance premium allowance in excess of renewal allowances.

 Consequently, the income and balance sheets should not be relied upon as being indicative of future results.

 As under the WRL agreement, it is anticipated that the day-to-day administration of the business reinsured and related transactions will be managed by the National Life
Companies pursuant to an administrative procedure called self-administration. This procedure requires the
National Life Companies to maintain individual policy records for each policy ceded, premium accounting, allowances and reserve reports. The Company will rely on the National Life Companies to provide it with all information necessary for processing the reinsurance.
The National Life Companies will also process all related claims and other policy transactions. As a result, WMA
Life will not participate in any of the direct administration of the reinsured policies.


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

Business Plan

 The Company's business plan over the next twelve months consists of continuing to raise capital through the Offering; the Company's payment of the Organization and Offering Costs of the Companies as reflected in the Application of Proceeds; the Company's establishment of reserves from the proceeds of the loan from Money
Services, Inc. to fund debt service payments, management fee ("Management Fee") payments up to $72,000 to WMA
Management Services, Inc. ("WMA Management") if there are insufficient profits in WMA Life, and other expenses and unknown contingencies; the Company's funding of debt service payments to Money Services, Inc.; the Company's payment of Management Fees up to $72,000 if there are insufficient profits in WMA Life; the Company's contribution the net proceeds from the Offering to Holding, and causing Holding to contribute such net proceeds to WMA Life; causing WMA Life to establish an operating expense reserve of $125,000; continuing to cause WMA Life to acquire an investment portfolio in the form of Investments to provide sufficient liquid assets in order to meet potential claims pursuant to the Reinsurance Agreements; causing WMA Life to retain an Investment Manager; managing the WRL Reinsurance
Agreement, the Company's continued negotiation and completion of the Reinsurance Agreements; and causing WMA
Life to continue operating as a reinsurance company.
Management believes that the net proceeds of the minimum
Offering will be adequate capital for WMA Life to sustain operations during the first twelve months.

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



                         PART II


Item 1.   Legal Proceedings.

 At June 30, 1996, neither the Company, Holding nor WMA
Life was involved in any legal proceedings.

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

Item 5.   Other Information.

 As disclosed in the Prospectus, Management has relied on independent contractors to assist Management in negotiating the Reinsurance Agreements. However, on April 1, 1996, WMA Agency hired Edward F. McKernan, as
Senior Vice President and Actuary, from the national accounting firm of KPMG Peat Marwick, LLP. Mr. McKernan has been the individual primarily involved in negotiating the Reinsurance Agreements. As such, the Company has agreed to reimburse WMA Agency a reasonable portion of WMA Agency's costs of employing Mr. McKernan for the portion of time Mr. McKernan spends negotiating the Reinsurance Agreements or otherwise directly working on Company business. Management believes that the Company will experience a cost savings by reimbursing WMA Agency for Mr. McKernan's services rather than having to pay the hourly rate paid to KPMG Peat Marwick, LLP for Mr.
McKernan's services.

 In addition, on April 1, 1996, Mr. McKernan became
Senior Vice President of the Company although, currently, Mr. McKernan receives no salary from the Company.

 Immediately prior to joining the Company, Mr. McKernan was a Senior Manager in the Life Actuarial Consulting
Practice of KPMG Peat Marwick, LLP. Apart from his tenure with KPMG, Mr. McKernan was also a consultant with Tillinghast, a Towers Perrin company, which is an international actuarial consulting firm, and was employed by several life insurance companies. With over fifteen years of life insurance experience, Mr. McKernan has developed a broad range of knowledge in reinsurance, merger and acquisition activity, product development, capital and surplus management, asset adequacy analysis, financial reporting and financial analysis. He is a Fellow of the Society of Actuaries (1988) and a Member of the American Academy of Actuaries (1985).



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

(Registrant)   WMA International Corporation



By (Signature/Title)        s/Thomas W. Montgomery   (SEAL)
Date:   August   26, 1996
                 Thomas W. Montgomery, Executive Vice
                 President, Chief Financial Officer,
                 Secretary/Treasurer, and Director

