Form 10KSB
period 1996-12-31
WMA INTERNATIONAL CORP
filed 1997-04-30
CIK 947716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                      FORM 10-KSB



(Mark
 One)
( X )     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [Fee required]
For the fiscal year ended December 31, 1996

(   )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
          SECURITIES EXCHANGE ACT OF 1934
[No fee required] For the transition period from _____________ to _____________

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

Securities registered under Section 12(b) of the Exchange
Act:

                            Name of each exchange
       Title of each class     on which registered
              None                    None

Securities registered under Section 12(g) of the Exchange
Act:

                              None
                      (Title of class)

       Check whether the issuer (1) filed all
reports required to be filed by Section 13 or 15(d)
of the Exchange Act during the past 12 months (or
for such shorter period that the registrant was
required to file such reports), and (2) has been
subject to such filing requirements for the past 90
days.  Yes   X   No_____

       Check if disclosure of delinquent filers in
response to Item 405 of Regulation S-B is not
contained in this form, and no disclosure will be
contained, to be best of registrant's knowledge, in
definitive proxy or information statements
incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  Yes
 X    No_____

       State issuer's revenues for its most recent
year.  1996 Premium Revenues were $2,007,391.  1996
Investment Revenues were $626,635.

       At March 15, 1997, there were 2,411,742
shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates computed on the basis of the price at which the stock was sold $19,117,420. At March 15, 1997, there were 88,258 warrants issued and outstanding ($88,258), and 88,258 warrants
($88,258) were held by non-affiliates. Each warrant, when issued, entitles the holder thereof to purchase 1 share of common stock at $10.00 per share. There is no established market for the shares of common stock or warrants and none is expected.



                 Table of Contents


                      PART I


                                                        Page No.

Item 1      Description of Business                          4

Item 2      Description of Property                         15

Item 3      Legal Proceedings                               16

Item 4      Submission of Matters to a Vote of
            Security Holders                                16

                            PART II

Item 5     Market for Registrant's Common Equity
           and Related Stockholder Matters                  16

Item 6    Management's Discussion and Analysis
          or Plan of Operation                              17

Item 7    Financial Statements                              18

Item 8    Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure                              34

                           PART III

Item 9   Directors, Executive Officers, Promoters, and
         Control Persons; Compliance With Sections 16(a)
         of the Exchange Act                                34

Item 10  Executive Compensation                             39

Item 11  Security Ownership of Certain Beneficial Owners
         and Management                                     39

Item 12  Certain Relationships and Related Transactions     39

Item 13  Exhibits and Reports on Form 8-K                   42



                         PART I


Item 1.   Description of Business.

                  SUMMARY OF BUSINESS

       WMA International Corporation (the "Company") was formed March 9, 1995 by S. Hubert Humphrey, Jr. ("Mr.
Humphrey") as a for-profit corporation organized under Delaware law. The Company owns 100% of the outstanding stock of WMA Life Holding, Ltd., a Bermuda for-profit corporation formed August 2, 1995 ("Holding") which, prior to December 16, 1996, in turn, owned 100% of the outstanding stock of WMA Life Insurance Company Limited, a fully licensed for-profit Bermuda life insurance corporation formed August 2, 1995 ("WMA Life"). As further discussed below, in December of 1996, WMA Life became a wholly owned subsidiary of the Company. The
Company, Holding and WMA Life are sometimes referred herein collectively as the "Companies."

       During 1996, the Company has been engaged primarily in (1) continuing to accept subscriptions for Shares of Common Stock and Warrants of the Company pursuant to a registration statement (the "Registration
Statement")(Commission file number 33-94226-A) and prospectus (the "Prospectus") to raise up to $20,500,000
(the "Offering") to capitalize WMA Life after payment of organization and offering costs, (2) negotiating the terms of reinsurance agreements with various insurance companies entered into and to be entered into by WMA
Life; and (3) commencing to provide reinsurance.

       The Registration Statement filed with the Securities and Exchange Commission became effective
December 22, 1995, and the Company has been in the process of raising up to $20,500,000. As of December 31, 1996, the Company has sold 1,805,550 Shares of Common
Stock ($18,055,500) pursuant to the Offering. As of December 31, 1996, 500,000 Warrants ($500,000) have been sold pursuant to the Offering, each Warrant representing the right to purchase a Share of Common Stock for $10.
During 1996, 411,742 Warrants were exercised pursuant to which 411,742 Shares of Common Stock were sold.

       The Company is a holding company for Holding and WMA Life. The proceeds of purchases of Shares of Common
Stock and Warrants, after certain costs and expenses, have been used, or are otherwise available for use, to capitalize WMA Life in order for WMA Life to have sufficient liquidity in the form of Investments
(discussed below) to meet potential claims pursuant to certain reinsurance agreements with the objective of obtaining capital appreciation. There are no established criteria, parameters or limitations with respect to the nature and amount of reinsurance to be written by WMA
Life the Company has, and will continue to have, complete discretion in determining the nature and amount of reinsurance to be written by WMA Life.

       The reinsurance agreements that have been and are anticipated to be entered into by WMA Life consist or will consist primarily of indemnity agreements for insurance products previously and currently being sold by World Marketing Alliance, Inc. ("WMA Agency") and have been or are anticipated to be issued by Western Reserve
Life Assurance Co. of Ohio, Kemper Investors Life
Insurance Company, The Midland Life Insurance Company,
American Skandia Life Assurance Corporation and others
(the "National Life Companies").

       WMA Agency is a Georgia corporation controlled by Mr. Humphrey, Norma P. Humphrey ("Mrs. Humphrey") and
Thomas W. Montgomery ("Mr. Montgomery"). Types of insurance products sold by WMA Agency and covered by, and expected to be covered by, reinsurance agreements include variable universal life, universal life, term life and annuities. All of such indemnity agreements are sometimes hereinafter collectively referred to as the "Reinsurance Agreements". The sources and types of the Reinsurance Agreements have generally been identified by the Company and WMA Life.

       During the second quarter of 1996, WMA Life entered into a reinsurance agreement with Western Reserve
Life Assurance Co. of Ohio (WRL). During the fourth quarter of 1996, WMA Life executed a reinsurance agreement with Kemper Investors Life Insurance Company
(KILICO). Both such reinsurance agreements provide for the reinsurance of a portion of all individual Variable
Universal Life policies sold by WMA Agency on a monthly renewable term basis (a variation of Yearly Renewable
Term). As of December 31, 1996, the business inforce constituted 93,875 policies with $2,672,997,429 of reinsured death benefits. The reinsurance agreements with WRL and KILICO include the reinsurance of future individual Variable Universal Life insurance policies sold and distributed by WMA Agency.

       Associated with these agreements, the income and balance sheet statements as of December 31, 1996, reflect premiums, benefits, claims, settlement expenses, reserves and deferred acquisition costs. Such entries are normal within the context of an insurance enterprise.

       Reported claims for 1996 totaled $742,157, of which $362,157 have been settled. Benefits, Claims and Settlement Expenses in the Income Statement reflect these amounts, including an increase in reserve for future benefits reinsured. The outstanding claims as of December 31, 1996 were $380,000. The total reserve for future benefits and claims as of December 31, 1996 is $614,477. The reserve was determined using principles consistent with those prescribed by FAS 60. (Note: The corresponding U.S. Statutory Reserve credit taken by WRL and KILICO is $809,775. The U.S. Statutory Reserve is determined using interest and mortality assumptions typically much more conservative than experience otherwise expected by the industry.)

       Reinsurance Agreements may provide that an amount remain on deposit with the ceding insurance company until such time as WMA Life secures a Letter of Credit (LOC) for the benefit of the ceding company. This procedure, often referred to as "funds withheld reinsurance" is a customary practice within the reinsurance industry.
Typically, the amount will not exceed the U.S. Statutory
Reserve as prescribed by the NAIC. During the fourth quarter of 1996, WMA Life secured a $1,000,000 LOC in favor of WRL and obtained the release of funds withheld by WRL. If determined to be necessary, WMA Life will develop facilities for future LOC's and trust arrangements in support of additional reinsurance agreements.

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

       Subsequent to December 31, 1996, American Skandia
Life Assurance Corporation ("ASLAC") agreed in principle to enter into a Reinsurance Agreement with WMA Life. The
ASLAC agreement will provide for the reinsurance of a portion of all "Imperium" Variable Annuity policies sold by WMA Agency commencing as of January 1, 1997. The
Imperium policies are proprietary products exclusively distributed and sold by WMA Agency. The reinsurance will be conducted on a modified coinsurance basis.

       Under WMA Life's existing and proposed Reinsurance
Agreements, the day-to-day administration of the business reinsured and related transactions are and will be managed by the National Life Companies pursuant to an administrative procedure called self-administration.
This procedure requires the National Life Companies to maintain individual policy records for each policy ceded, premium accounting, allowances and reserve reports. The
Company relies on the National Life Companies to provide it with all information necessary for processing the reinsurance. The National Life Companies also process all related claims and other policy transactions. As a result, WMA Life does not, and will not, participate in any of the direct administration of the reinsured policies.

       In addition to the results of the Offering and business activities discussed below, there were a number of other significant developments in 1996. C. Simon
Scupham became a Director of the Company effective April
1, 1996. Since August 7, 1995, Mr. Scupham has been a director of Holding and WMA Life. Mr. Scupham is the President of CFM Insurance Managers, Ltd., a Bermuda corporation incorporated in 1988 providing professional management services to international companies operating in Bermuda. He is a qualified Chartered Accountant (CA) and Associate Fellow of the Institute of Mathematics and its Applications. Mr. Scupham is also President of Mutual Risk Management (Bermuda) Ltd. and Shoreline
Mutual Management (Bermuda) Limited.  Prior to CFM, Mr.
Scupham served as the director of Bermuda operations for the Kemper Group.

       On April 1, 1996, WMA Agency hired Edward F.
McKernan, as Senior Vice President and Actuary, from the national accounting firm of KPMG Peat Marwick LLP. In addition, on April 1, 1996, Mr. McKernan became Senior
Vice President of the Company although, currently, Mr.
McKernan receives no salary from the Company.  Mr.
McKernan has been the individual primarily involved in negotiating the Reinsurance Agreements. As such, the Company has agreed to reimburse WMA Agency a reasonable portion of WMA Agency's costs of employing Mr. McKernan for the portion of time Mr. McKernan spends negotiating the Reinsurance Agreements or otherwise directly working on Company business. Management believes that the Company will experience a cost savings by reimbursing WMA
Agency for Mr. McKernan's services rather than having to pay the hourly rate paid to KPMG Peat Marwick LLP for Mr.
McKernan's services. The Company reimbursed WMA Agency in 1996 a total of $76,875 for Mr. McKernan's services.

       Immediately prior to joining the Company, Mr.
McKernan was a Senior Manager in the Life Actuarial
Consulting Practice of KPMG Peat Marwick LLP. Apart from his tenure with KPMG, Mr. McKernan was also a consultant with Tillinghast, a Towers Perrin company, which is an international actuarial consulting firm, and was employed by several life insurance companies. With over fifteen years of life insurance experience, Mr. McKernan has developed a broad range of knowledge in reinsurance, merger and acquisition activity, product development, capital and surplus management, asset adequacy analysis, financial reporting and financial analysis. He is a Fellow of the Society of Actuaries (1988) and a Member of the American Academy of Actuaries (1985).

       During the third quarter, WMA Life entered into an investment management agreement with Falcon Asset
Management, Inc. ("Falcon"), an investment advisor and manager based in Baltimore, Maryland. Falcon was selected due to its overall expertise in investment management and its experience in managing insurance company investment portfolios. Pursuant to this agreement, Falcon has the responsibility of managing WMA
Life's investment assets held in a custodial account with IBJ Schroder Bank & Trust Company ("Schroder") in accordance with WMA Life's "Investment Standard" as set forth in the December 22, 1995 Prospectus which is to select assets with the objective of maximizing investment returns consistent with appropriate safety, diversification, tax and regulatory considerations, and to provide sufficient liquidity to enable WMA Life to meet its obligations as a reinsurance company on a timely basis. During the fourth quarter, the Company also entered into an Investment Management Agreement with Falcon which is substantially the same as the investment management agreement entered into by WMA Life and Falcon during the third quarter of 1996.

       During the third quarter, WMA Life also entered into a Custody Agreement with IBJ Schroder Bank & Trust
Company ("Schroder") based in New York, New York.
Pursuant to this agreement, Schroder holds all of the investment assets of WMA Life which are managed by Falcon. WMA Life also entered into a Letter of Credit and Reimbursement Agreement with Schroder pursuant to which WMA Life can obtain letters of credit in favor of the ceding insurers of its reinsurance business. Such letters of credit can be used instead of "funds withheld" or "trust" arrangements to allow the ceding insurers to obtain full credit for the reinsurance business ceded to WMA Life. As collateral for the issuance of letters of credit, WMA Life also executed a Security Agreement in favor of Schroder, pursuant to which WMA Life granted a security interest in its investment assets by Schroder held pursuant to the Custody Agreement. On October 31,
1996, Schroder, pursuant to the Letter of Credit and Reimbursement Agreement between Schroder and WMA Life, issued a $1,000,000 Letter of Credit in favor of Western
Reserve Life Assurance Company of Ohio ("WRL"). The issuance of this Letter of Credit allowed WMA Life to obtain a release of the funds previously withheld by WRL in order to obtain full credit for the reinsurance business ceded to WMA Life. The Company also entered into a Custody Agreement with Schroder which is substantially the same as the custody agreement entered into by WMA Life and Falcon during the third quarter of 1996.

       During 1996, WMA Management Services, Inc.
("Management") continued to provide executive Management
Services to the Company. Management determined that it was in the best interest of the Company to utilize part of the net proceeds of the Offering to pay off the $750,000 loan from Money Services, Inc. The Company also incurred management fees of $47,805 for services rendered by Management.

       In the fourth quarter of 1996, the Company's Board of Directors approved a plan ("Plan") to restructure the ownership of WMA Life to cause it be a first tier subsidiary of the Company rather than a second tier subsidiary under Holding. The purpose of implementing the Plan was to enable the Company and WMA Life to obtain certain favorable United States federal income tax benefits that would not have been available under the preexisting corporate structure. WMA Life elected under Internal Revenue Code Section 953(d) to be taxed as a United States taxpayer. As a U.S. taxpayer, its status as a direct subsidiary of the Company will allow Company and WMA Life to file a consolidated federal income tax return after five tax years.

       The Plan consisted of causing Holding to declare a dividend to the Company of all of the common shares of WMA Life stock owned by Holding. The amount of the WMA
Life common shares paid as a dividend by Holding represented all the issued and outstanding shares of WMA
Life. This dividend resulted in WMA Life becoming a direct, wholly owned subsidiary of the Company. The
Company now has two wholly owned subsidiaries, WMA Life and Holding.

       In order to effect the Plan under Bermuda law, the Company was required to enter into a Guarantee Agreement with Holding pursuant to which Company agreed to pay any amounts necessary for Holding to maintain its solvency under Bermuda corporate law. As a condition of this agreement, Holding is restricted from incurring any obligations in excess of $5,000 without the prior approval of the Company. In addition, the Company prior to receiving the dividend of WMA Life shares from Holding made a small capital contribution ($15,000) to Holding to satisfy certain of Holding's outstanding liabilities.
The dividend paid by Holding was declared out of Holding's capital surplus as permitted under Bermuda law.



                  SUMMARY OF OFFERING

       Securities Offered.  Up to 2,000,000 shares of
Common Stock of the Company, offered at the price of $10 per share, and up to 500,000 Warrants of the Company, offered at a price of $1 per Warrant. Unless expressly waived by the Company, the minimum subscription for shares of Common Stock is 50 ($500), and the minimum subscription for Warrants is 50 ($50).

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

       Offering Termination Date. December 31, 1997 for the maximum Offering unless terminated earlier by the Company. During December of 1996, the Company determined not to accept subscriptions after February 28, 1997. The minimum Offering was attained February 26, 1996.


                        BUSINESS

Overview

       Through WMA Life, the Company has become a material reinsurer of Western Reserve Life Assurance Co.
of Ohio. As of December 31, 1996, WRL represented the majority share of WMA Life's business revenues, and this reliance on WRL is anticipated to continue for the forseeable future, particularly in light of the volume of WRL policies sold by WMA Agency. Through sales of proprietary products distributed by WMA Agency, WMA Life anticipates becoming a material reinsurer of Kemper
Investors Life Insurance Company and American Skandia
Life Assurance Corporation. WMA Life also proposes to become a reinsurer of other National Life Companies. WMA
Life reinsures, and will continue to reinsure, insurance products being sold by and distributed through WMA Agency
("WMA Policies"). These insurance products include, and are anticipated to include, variable universal life, term life, universal life and other insurance products. To date, all reinsurance issued by WMA Life has been on policies sold by WMA Agency.

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


Business Plan

       The Company's business plan over the next twelve months consists of completing the Offering; the Company's payment of any remaining Organization and Offering Costs of the Companies; establishment of reserves to fund expenses; the Company's contribution, or otherwise making available the contribution, of the net proceeds from the Offering to WMA Life in an amount sufficient to support operations and growth of business; causing WMA Life to maintain an adequate operating expense reserve;
continuing to cause WMA Life to acquire an investment portfolio in the form of Investments to provide sufficient liquid assets in order to meet potential claims pursuant to the Reinsurance Agreements; monitoring
WMA Life's Investment Manager, Falcon Asset Management,
Inc.; managing the WRL, KILICO and ASLAC Reinsurance
Agreements, the Company's continued negotiation and completion of the Reinsurance Agreements; causing WMA
Life to continue operating as a reinsurance company; and to invest net proceeds from the Offering not required by WMA Life to support existing reinsurance obligations in investments in accordance with WMA Life's Investment
Standard. Management believes that the net proceeds of the Offering accepted by the Company to date will be adequate capital for WMA Life to sustain operations during the next twelve months.

       The Company expects its operating expenses over the next twelve months to consist of payment of fees relating to management, accounting, consulting and actuarial services rendered; payment of expenses related to compliance with corporate and tax matters, investment management fees, custodial account fees and other incidental administrative expenses. Holding's operating expenses are expected to be nominal and consist principally of accounting and administrative costs of reporting to regulatory authorities, and fees for business qualification. WMA Life's expenses during the next twelve months are expected to consist of costs associated with its operations as a reinsurance company, which costs include expense allowances payable to ceding insurance companies, payment of accounting fees, legal fees, investment management fees, management service fees, custodial account fees, and fees and expenses for regulatory compliance in Bermuda.

       None of the Companies expect to purchase or sell any significant equipment nor expect that there will be any significant change in the number of employees.


Investments

              The Companies' Investments consist of
various investment assets selected with the objective of maximizing investment returns consistent with appropriate safety, diversification, tax and regulatory considerations, and to provide sufficient liquidity to enable WMA Life to meet its obligations as a reinsurance company on a timely basis (the "Investment Standard").
The Companies' investment practices are governed by the guidelines established and approved by its respective
Board of Directors. Bermuda law provides that there are no restrictions on investments provided that investments are made for the potential benefit of WMA Life.

       The Companies have developed specific investment guidelines in respect of the management of its investment portfolio. Although these guidelines stress diversification of risks, conservation of principal and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. These existing guidelines, which are subject to change at the discretion of the Companies' respective Board of Directors, are discussed below.

       To support reserves, Investments in an amount equal to or greater than reserves must at all time be maintained in the form of cash equivalents or debt issues which are rated "BAA" or better by Moody's Investors
Service, Inc. ("Moody's") or S&P or, if unrated, their equivalent in the opinion of WMA Life's Chief Financial
Officer. Should an investment in the Companies' portfolio be downgraded below this criterion, current guidelines require that the security must be sold.
Exceptions to this policy require approval by WMA Life's
Board of Directors.

       Other investments are required, in the aggregate, to meet the Investment Standard although not subject to a BAA or other standard. No more than 5% of the Companies' investment portfolio can be invested in the securities of any single insurer or issue with the exception of sovereign governments and full faith and credit government guaranteed agencies. Aggregate exposure to supranational institutions cannot exceed 10% of the Companies' investment portfolio. Total investments in equities and private placement securities cannot in the aggregate exceed 15% of the Companies' investment portfolio.

       WMA Life's investment portfolio is subject to risks of loss associated with decreases in value, worthlessness and default.

       During the third quarter, WMA Life entered into an investment management agreement with Falcon Asset
Management, Inc. ("Falcon"), an investment advisor and manager based in Baltimore, Maryland. Falcon was selected due to its overall expertise in investment management and its experience in managing insurance company investment portfolios. The investment guidelines established pursuant to this agreement are more restrictive than the Investment Standard. In addition, pursuant to this agreement, Falcon has the responsibility of managing WMA Life's investment assets held in a custodial account with IBJ Schroder Bank & Trust Company
("Schroder") in accordance with WMA Life's Investment
Standard. During the fourth quarter, the Company also entered into an Investment Management Agreement with Falcon which is substantially the same as the investment management agreement entered into by WMA Life and Falcon during the third quarter of 1996.

       During the third quarter, WMA Life also entered into a Custody Agreement with IBJ Schroder Bank & Trust
Company ("Schroder") based in New York, New York.
Pursuant to this agreement, Schroder holds all of the investment assets of WMA Life which are managed by Falcon. During the fourth quarter, the Company also entered into a Custody Agreement with Schroder which is substantially the same as the Custody Agreement entered into by WMA Life and Schroder during the third quarter.

       WMA Life pays Falcon a quarterly fee equal to .25% per annum of the average total market value of assets under management (subject to a minimum annual fee of $50,000) and pays Schroder a monthly fee equal to $300 plus .03% of the value of assets held. The performance of, and the fees paid to Falcon and Schroder are reviewed periodically by the Board of Directors of the Company and WMA Life.


Business Borrowings

       As of December 31, 1996, the Companies had no borrowings or secured debt.

Insurance Regulation

       WMA Life   Bermuda

       WMA Life is registered as an insurer and is subject to regulation and supervision in Bermuda under the Insurance Act 1978, as amended, and Related
Regulations.

       The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister of Finance (the "Minister") powers to supervise, investigate and intervene in the affairs of insurance companies.

       Cancellation of Insurer's Registration. An insurer's registration may be canceled by the Minister on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or, if in the opinion of the Minister after consultation with the Insurance Advisory
Committee, the insurer has not been carrying on business in accordance with sound insurance principals.

       Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the Statutory Financial
Statements and the Statutory Financial Return of the insurer, both of which, in the case of WMA Life, are required to be filed annually with the Registrar of Companies (the "Registrar"), who is the chief administrative officer under the Insurance Act. The auditor must be approved by the Minister as the independent auditor of the 8 insurer. The approved auditor may be the same person or firm which audits the insurer's financial statements and reports for presentation to its shareholders.

       Approved Actuary. WMA Life must appoint an actuary approved by the Minister and file with the Annual
Statutory Financial Return an actuarial certificate in the prescribed form.

       Statutory Financial Statements. An insurer must prepare Annual Statutory Financial Statements. The
Insurance Act prescribes rules for the preparation and substance of such Statutory Financial Statements (which include, in statutory form, a balance sheet, income statement, statement of capital and surplus and detailed notes thereto). The insurer is required to give detailed information and analysis regarding premiums, claims, reinsurance and investments. The Statutory Financial
Statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Companies Act 1981 of Bermuda, which financial statements may be prepared in accordance with GAAP. WMA Life is required to submit the Annual Statutory Financial
Statements as part of the Annual Statutory Financial
Return.

       Minimum Capital and Surplus and Solvency Margin.
The Insurance Act requires WMA Life to have a minimum level of statutory capital and surplus of $250,000. In addition, the Insurance Act provides that the statutory assets of WMA Life must exceed its statutory liabilities by at least $250,000. Statutory assets and liabilities refer to those assets and liabilities established in conformity with the requirements of the Insurance Act for the statutory balance sheet.

       Annual Financial Return. WMA Life is required to file with the Registrar a Statutory Financial Return no later than four months from the insurer's financial year end (unless specifically extended). The Statutory
Financial Return includes, among other matters, a report of the approved independent auditor on the Annual
Statutory Financial Statements of the insurer; a declaration of the statutory ratios; a long-term business solvency certificate; the Annual Statutory Financial
Statements themselves; and the opinion of the approved
Actuary. The solvency certificate and the declaration of the statutory ratios must be signed by the Principal
Representative and at least two directors of the insurer who are required to state (among other matters) whether the minimum solvency margin has been met, and the independent approved auditor is required to state whether in its opinion is was reasonable for them to so state and whether the declaration of the statutory ratios complies with the requirements of the Insurance Act. Where an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the Statutory Financial
Return.

       Supervision, Investigation and Intervention.  The
Minister may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Minister believes that an investigation is required in the interest of the insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to him, the Minister may direct an insurer to produce documents or information relating to matters connected with the insurer's business.

       If it appears to the Minister that there is a risk of the insurer becoming insolvent or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Minister may (among other matters) direct the insurer not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer's liabilities;
not to make certain investments; to realize certain investments; to maintain in Bermuda, or transfer to the custody of a specified bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments; and to limit its premium income.

       Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a Principal Representative in Bermuda. For the purpose of the Insurance Act, WMA Life's Principal
Representative and principal office is CFM Insurance
Managers, Ltd, 3rd Floor, 44 Church Street, Hamilton
Bermuda. Without a reason acceptable to the Minister, an insurer may not terminate the appointment of its Principal Representative, and the Principal
Representative may not cease to act as such, unless 30 days' notice in writing to the Minister is given of the intention to do so. It is the duty of the Principal
Representative, within 30 days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that an "event" has occurred, to make a report in writing to the Minister setting out all the particulars of the case that are available to him. Examples of such an "event" include failure by the reinsurer to comply substantially with a condition imposed upon the reinsurer by the Minister relating to a solvency margin or a liquidity or other ratio.

       WMA Life   United States

       WMA Life is not admitted as authorized to do business in any state of the United States. The insurance laws of each state of the United States do not directly regulate the sale of reinsurance within their jurisdictions by alien insurers, such as WMA Life.
Nevertheless, the sale of reinsurance by alien reinsurers, such as WMA Life, to insurance companies domiciled or licensed in United States jurisdictions is indirectly regulated by state "credit for reinsurance" laws that operate to deny financial statement credit to ceding insurers unless the non-admitted alien reinsurer posts acceptable security for ceded liabilities and agrees to certain contract provisions. The insurance laws of United States jurisdictions generally exempt the business of reinsurance from "doing business" laws. The
Company does not believe that WMA Life is subject to the insurance laws of any state in the United States.

       Company & Holding

       The Company and Holding are not subject to insurance regulation in the United States or Bermuda.

Competition

          The reinsurance industry is highly competitive and the Company will not be a major company within this industry. Because of the relatively low anticipated capitalization of WMA Life and the fact that WMA Life is licensed only in Bermuda, it will be impractical for WMA
Life to effectively participate in the general reinsurance market other than reinsuring policies sold by WMA Agency. Without the support of WMA Agency, it is unlikely that WMA Life would attract a substantial amount of life reinsurance business due to the factors enumerated above.

Employees

       Other than Officers who currently serve without direct compensation, the Companies have no employees and have no current plans to employ any employees. Rather, the Company intends to utilize the services of WMA
Management and WMA Agency until such time as the Board of Directors deems it prudent to hire employees.


Item 2.   Description of Property.

       The Companies do not own or lease any real or personal property (other than working capital items) nor do they have any current plans to do so. Rather, the Companies intend to utilizes the services of WMA
Management until such time as the respective Board of Directors deem it prudent to acquire or lease real or personal property.


Item 3.   Legal Proceedings.

At December 31, 1996, neither the Company, Holding nor
WMA Life was involved in any legal proceedings.


Item 4.   Submission of Matters to a Vote of Security
          Holders

       No matters were submitted during 1996 to a vote of security holders through the solicitation of proxies or otherwise since at the time of the only annual meeting in 1996, the only security holder was Mr. Humphrey.

                        PART II


Item 5.       Market for Registrant's Common Equity and
Related Stockholder Matters.

       The Company did not pay or declare a dividend in 1996.

       No public trading market exists for the Company's securities and none is expected. There is no published bid or ask price for the Company's securities.

       As of December 31, 1996, 34.77% of the outstanding securities of the Company were owned or controlled by principal stockholders and their affiliates as follows:

          500,000 Shares of Common Stock owned by Mr.
          and Mrs. Humphrey;

           301,483 Shares of Common Stock were subject to proxies controlled by Mr. Humphrey.

       During the past three years, the Company sold the following securities:

       (a)       500,000 Shares of unregistered Common
Stock to Mr. Humphrey at $.50 per share upon inception.

            (1) No underwriter was involved in this sale to Mr. Humphrey.

           (2)  These Shares of Common Stock were sold to
Mr. Humphrey for an aggregate consideration of $250,000.

           (3)  Exemption for this sale to Mr. Humphrey
is claimed pursuant to Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not including a public offering. Mr. Humphrey signed a letter of investment intent and the Shares of Common Stock bear a restrictive legend.

         (b)         1,805,550  Shares of Common Stock to
1006 investors pursuant to the Offering for an aggregate consideration of $18,055,500.

       (c)       500,000 Warrants to 303 investors
pursuant to the Offering for an aggregate consideration of $500,000.


Item 6. Management's Discussion and Analysis or Plan of Operation.

Business Plan

       The Company's business plan over the next twelve months consists of completing the Offering; the Company's payment of any remaining Organization and Offering Costs of the Companies; establishment of reserves to fund expenses; the Company's contribution, or otherwise making available the contribution, of the net proceeds from the Offering to WMA Life in an amount sufficient to support operations and growth of business; causing WMA Life to maintain an adequate operating expense reserve;
continuing to cause WMA Life to acquire an investment portfolio in the form of Investments to provide sufficient liquid assets in order to meet potential claims pursuant to the Reinsurance Agreements; monitoring
WMA Life's Investment Manager, Falcon Asset Management,
Inc.; managing the WRL, KILICO and ASLAC Reinsurance
Agreements, the Company's continued negotiation and completion of the Reinsurance Agreements; causing WMA
Life to continue operating as a reinsurance company; and to invest net proceeds from the Offering not required by WMA Life to support existing reinsurance obligations in investments in accordance with WMA Life's Investment
Standard. Management believes that the net proceeds of the Offering accepted by the Company to date will be adequate capital for WMA Life to sustain operations during the next twelve months.

       The Company expects its operating expenses over the next twelve months to consist of payment of fees relating to management, accounting, consulting and actuarial services rendered; payment of expenses related to compliance with corporate and tax matters, investment management fees, custodial account fees and other incidental administrative expenses. Holding's operating expenses are expected to be nominal and consist principally of accounting and administrative costs of reporting to regulatory authorities, and fees for business qualification. WMA Life's expenses during the next twelve months are expected to consist of costs associated with its operations as a reinsurance company, which costs include expense allowances payable to ceding insurance companies, payment of accounting fees, legal fees, investment management fees, management service fees, custodial account fees, and fees and expenses for regulatory compliance in Bermuda.

       None of the Companies expect to purchase or sell any significant equipment nor expect that there will be any significant change in the number of employees.


Item 7.   Financial Statements.

       The December 31, 1996 Financial Statements follow on the next page.


      [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

    WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES


             Independent Auditors' Report

The Board of Directors
WMA International Corporation:

We have audited the accompanying consolidated balance sheet of WMA International Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WMA International
Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows, for the year then ended in conformity with generally accepted accounting principles.



       KPMG PEAT MARWICK LLP

Atlanta, Georgia
March 25, 1997

         WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                  Consolidated Balance Sheets

                   December 31, 1996 and 1995


Assets
              1996                           1995
Cash and cash equivalents                                                    $
1,980,201           307,034
Fixed maturity securities - available for sale (amortized
       cost of $15,860,123)             15,678,474        -
Equity securities - available for sale (cost of $487,733)
                     479,016          -
Investment income due and accrued            181,265      -
Reinsurance receivables                       30,396      -
Deferred offering costs                            -
                   298,538
Deferred acquisition costs                  732,329       -
Deferred organization costs (net of accumulated
      amortization of $25,692 at December 31, 1996)         161,177
                   176,357
Other assets
            26,861                    -


              Total assets
    $19,269,719       781,929


              Liabilities and Stockholders' Equity (Deficit)       1996
 1995

Liabilities:
       Future policy benefits                          $    614,477     -
       Accrued expenses                   141,983        -
       Accrued interest                       -                    12,995
       Accounts payable                    96,695         124,876
       Due to stockholders                 15,418        -
       Notes payable                           -                  748,679
       Deferred tax liability                                 48,083
                           -
              Total liabilities                             916,656      886,550

Stockholders' equity (deficit):
       Common stock, par value $.001, 10,000,000
               authorized; 2,305,550 and 500,000 shares
               issued in 1996 and 1995,  respectively                  2,306
                                500
       Additional paid-in capital                      18,286,667        249,500
       Unrealized loss on securities available
               for sale, net of taxes                     (125,641)     -
       Accumulated equity (deficit)                         189,731    (354,621)
              Total stockholders' equity (deficit)             18,353,063
                          (104,621)

Commitments (note 9)
              Total liabilities and
                   stockholders' equity (deficit)      $19,269,719       781,929


See accompanying notes to consolidated financial statements.

         WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

             Consolidated Statements of Operations

            Year ended December 31, 1996 and for the Period March 9, 1995 Through December 31, 1995


                             1996                   1995
Revenues:
       Gross premiums
                         $2,007,391                           -
       Net investment income
                            626,635                             6,661
              Total revenue                          2,634,026     6,661

Benefits and expenses:
       Benefits, claims, and settlement                           976,635
                           -
       Reinsurance premium allowances, net                        576,297
                           -
       Professional fees                               137,251   328,867
       Management fees                                 128,284   -
       Other expense                                    82,802     3,014
       Amortization of organization costs                          25,692
                           -
       Amortization of deferred acquisition costs
6,414                           -
       Interest expense                                 43,491    29,401
              Total benefits and expenses                       1,976,866
                           361,282

              Net income (loss) before income taxes                 657,160
                          (354,621)

Income tax expense                                     112,808      -

              Net income (loss) after income taxes                 $544,352
                          (354,621)

Net income (loss) per share                              $0.44     (0.87)

Common shares used in computing income per share                1,246,500
                           408,219


See accompanying notes to consolidated financial statements.

                              PART I
         WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

              Year ended December 31, 1996 and the
         Period March 9, 1995 Through December 31, 1995


                                                        Additional
                                       Number    Common           paid-in
                                      of shares          stock     capital


Balance, March 9, 1995                                     -                 $
  -        -
Common stock issued                                500,000                 500
           249,500
Net loss                                                   -
   -            -

Balance, December 31, 1995                                   500,000
     500   249,500

Common stock issued                              1,805,550               1,806
        18,553,694
Net income                                       -                       -
        -
Unrealized loss in investments                             -
   -    -
Deferred offering costs                                    -
   -      (516,527)

Balance, December 31, 1996                                 2,305,550
$  2,306 18,286,667


See accompanying notes to consolidated financial statements.


                                 PART II
             WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

  Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                  Year ended December 31, 1996 and the
             Period March 9, 1995 Through December 31, 1995


                                     Unrealized
       Total
                                       loss in     Accumulated
stockholders'
                                      investments          equity (deficit)
equity (deficit)


Balance, March 9, 1995                                -           -
-
Common stock issued                                   -           -
250,000
Net loss                                              -           (354,621)
(354,621)

Balance, December 31, 1995                            -           (354,621)
(104,621)

Common stock issued                                   -           -
18,555,500
Net income                                            -            544,352
544,352
Unrealized loss in investments                        (125,641)   -
(125,641)
Deferred offering costs                                           -
          -               (516,527)

Balance, December 31, 1996                            (125,641)    189,731
18,353,063


See accompanying notes to consolidated financial statements.


             WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows

                  Year ended December 31, 1996 and the
             Period March 9, 1995 Through December 31, 1995

                                                                1996
         1995
Cash flows from operating activities:
      Net income (loss)                         $   544,352    (354,621)
      Adjustments to reconcile net income to net cash
            provided by operating activities:
                     Amortization                    32,106    -
                     Deferred tax expense           112,808    -
                     Change in:
                            Investment income due and accrued  (181,265)    -

                            Reinsurance receivables             (30,396)    -

                            Deferred acquisition costs         (738,743)    -

                            Other assets            (26,861)   -
                            Future policy benefits              614,477     -

                            Accrued expenses        141,983    -
                            Accrued interest        (12,995)     12,995
                            Accounts payable        (28,181)     65,095
                                                  Net cash provided by (used
in)
                                                              operating
activities                    427,285                 (276,531)

Cash flows from investing activities:
       Proceeds from sales of available-for-sale securities   4,783,000     -

       Purchase of available-for-sale securities(21,130,856)     -
                                                  Net cash used in investing
activities           (16,347,856)               -

Cash flows from financing activities:
       Issuance of common stock and warrants     18,555,500     250,000
       Proceeds from borrowings under note payable            -
750,000
       Repayments of borrowings under note payable             (748,679)
(1,321)
       Offering costs                              (217,989)   (298,538)
       Organization costs                           (10,512)   (116,576)
       Increase in due to stockholders               15,418       -
                                                  Net cash provided by
financing activities        17,593,738                  583,565

                                                  Net increase in cash and cash
equivalents         1,673,167                  307,034

Cash and cash equivalents at beginning of period    307,034       -

Cash and cash equivalents at end of period       $1,980,201     307,034

Supplemental disclosure of cash flow information - interest
       paid                                                $     56,032
16,406


See accompanying notes to consolidated financial statements.


    WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

      Notes to Consolidated Financial Statements

              December 31, 1996 and 1995

(1)       Organization

       WMA International Corporation ("International") is an insurance holding company formed March 9, 1995.

       The consolidated financial statements include the assets, liabilities, and results of operations of International and its two wholly-owned subsidiaries:
   WMA Life Holding, Ltd. ("Holding"), a Bermuda domiciled insurance holding company and WMA Life
   Insurance Company Limited ("WMA Life"), a Bermuda domiciled life reinsurance company (collectively, the "Company").

       The Company is engaged in U.S. ordinary life reinsurance relating to the life insurance policies of various national life insurance companies sold by World Marketing Alliance, Inc. ("WMA"), a sales and marketing organization. A major shareholder of International owns a controlling interest in WMA and WMA Management Services, Inc. ("WMA Management"), which provide operating assistance to the Company for a fee. WMA Management is primarily responsible for the maintenance of the financial records of the Company.

       Reinsurance is an arrangement under which an insurance company, the "reinsurer," agrees to indemnify another insurance company, the ceding company, for all or a portion of the insurance risks underwritten by the ceding company. Reinsurance is designed to (i) reduce the net liability on individual risks, thereby enabling the ceding company to increase the volume of business it can underwrite, as well as increase the maximum risk it can underwrite with a single policy; (ii) stabilize operating results by leveling fluctuations in the ceding company's loss experience; (iii) assist the ceding company to meet applicable regulatory requirements; and (iv) enhance the ceding company's financial strength and surplus position.

(2)       Summary of Significant Accounting Policies

       Consolidation and Basis of Presentation. The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles prescribed for stock life insurance companies. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Accounts that the Company deems to be sensitive to changes in estimates include deferred policy acquisition costs and future policy benefits.
   In all instances, actual results could differ from estimates.

   The accompanying financial statements consolidate the accounts of International and its subsidiaries, both direct, subject to an ownership position of fifty percent (50%) or more. All significant intercompany balances and transactions have been eliminated.

       In the prior year the Company was in development stage.

    WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

      Notes to Consolidated Financial Statements


       Investments. The Company classifies all fixed maturity securities and equity securities as "available for sale." Such securities are reported at fair value. Fixed maturities available for sale are so classified based upon the possibility that such securities could be sold prior to maturity if that action enables the Company to execute its investment philosophy and appropriately match investment results to operating and liquidity needs. Differences between fair value and amortized cost of fixed maturity securities, or purchase cost in the case of equity securities, are reported as unrealized gains or losses, net of applicable deferred taxes, in a separate component of stockholders' equity.

       Although no impairments in value have occurred which would require adjustment to the carrying value of securities, any such impairment identified in the future would result in a reduction of the carrying value and reflection of a corresponding realized capital loss in the consolidated statements of income. The Company's policy is to recognize such an impairment when the projected cash flows of these securities have been reduced on other than a temporary basis so that the realizable value is reduced to an amount less than the carrying value.

       Investment income is recognized as it accrues or is legally due. Realized gains and losses on sales of investments are included in net income, as are write-downs of securities where declines in value are deemed to be other than temporary in nature. The cost of investment securities sold is determined based upon the specific identification method.
   Unrealized gains and losses on marketable equity securities and fixed maturity securities available for sale, less applicable deferred income taxes, are reflected as a direct charge or credit to stockholders' equity.

       The Company does not participate in investments defined as derivatives under Statement of Financial
   Accounting Standards No. 119, Disclosure about
   Derivative Financial Instruments and Fair Value of
   Financial Instruments. The statement is not expected to affect the Company's results of operations in future years assuming no change in the Company's investment strategy.

       Fair Value Disclosures. The carrying values of cash and cash equivalents, accounts payable and due to stockholders approximate their fair values due to the short-term nature of these accounts. Please refer to Note 2 for fair value information covering the Company's investment portfolio.

       Additional Information Regarding Statements of
   Cash Flows. Cash and cash equivalents include cash on deposit purchased with an original maturity of three months or less.

       Deferred Policy Acquisition Costs. Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums. Such costs include commissions and allowances as well as certain development costs.

       Deferred costs related to traditional life insurance are amortized over the premium paying period of the related policies in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits.

    WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

      Notes to Consolidated Financial Statements


       Reinsurance Premium Allowances. Allowances represent a percentage of each reinsurance premium which is paid or allowed by WMA Life to the ceding company for each life reinsured.

       Future Policy Benefits. Liabilities for future benefits on life policies are established in an amount adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits under long-term life insurance policies have been computed based upon expected investment yields, mortality and withdrawal rates, and other assumptions including estimates for incurred but not reported losses. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured, and other appropriate factors.
   Interest rates range from 6.0% to 7.0%. The mortality and withdrawal assumptions are based on industry experience and standards.

       Policy and contract reserves are included in future policy benefits on the consolidated balance sheet. The Company has no policy contract liability balances that would require fair value disclosure under SFAS No. 107.

       Income Taxes. The Company uses the asset and liability method to record deferred income taxes.
   Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates expected to apply when such temporary differences are expected to reverse.

       Recognition of Revenues and Related Expenses.
   Ordinary life premiums are recognized as revenue over the premium paying periods of the policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the related contract. This association is accomplished through the provision for future policy benefits and the amortization of deferred policy acquisition costs.

       Net Earnings Per Share. Net earnings per share were computed by dividing net earnings by the weighted-average number of common shares outstanding during the period.

       Deferred Offering Costs. Costs relating to the common stock offering were deferred at December 31, 1995 and were offset against the proceeds of the offering during 1996.

       Deferred Organization Costs. Costs of organizing the Company have been capitalized and are being amortized over five years on the straight-line method.

       Reclassification. The Company has reclassified the presentation of certain prior period information to conform with the 1996
presentation.

         WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

           Notes to Consolidated Financial Statements


(2)       Investments

       Major categories of net investment income consist of the following:


   Years ended

           December 31,
                                      1996                1995

      Fixed maturity securities           $276,693                    -
      Short-term investments               384,997                    6,661
                                           661,690                    6,661

      Investment expense                   (35,055)                   -

      Net investment income               $626,635                    6,661

   The amortized cost, unrealized gains and losses, and estimated fair values of investments in fixed maturity securities at December 31, 1996 are as follows:

                                             Amortized     Unrealized
Unrealized          Fair
      1996                                  gains              cost
 losses            value
        Available for sale:
          Fixed maturities:
            U.S. Government
               and agencies  $6,558,639               221           30,382
      6,528,478
            Commercial and
               industrial     7,998,112               -            127,322
      7,870,790
            Public utilities    797,718               -             17,044
        780,674
           Mortgage-backed
              securities        505,654               -               7,122
        498,532
                             15,860,123               221          181,870
     15,678,474

       Equity securities        487,733               -               8,717
        479,016

          $                  16,347,856               221          190,587
     16,157,490

       There were no investments in any entity in excess of ten percent (10%) of stockholders' equity at December 31, 1996, other than investments issued or guaranteed by the U.S. Government.
   Fixed maturity securities are valued based upon quoted market prices.


         WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

           Notes to Consolidated Financial Statements


       At December 31, 1996, the contracted maturities of investments in fixed maturity securities were as follows:

                                                   Amortized        Fair
                                                     cost     value
                 Available for sale:
                      Due in one year or less        $          4,230,439
      4,230,660
                      Due after one year through five years     3,105,241
      3,079,870
                      Due after five years through ten years    7,690,836
      7,546,235
                      Due after ten years               327,952     323,177
                      Mortgage-backed securities           505,655
   498,532

                                            $        15,860,123  15,678,474

   Expected maturities will differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

         Change in net unrealized losses was as follows:
                                                     Year ended
                                                    December 31,
                                                         1996
                   Fixed maturity equity securities available for sale     $
        181,649
                   Equity securities                         8,717

                                                $          190,366

(3)       Reinsurance

       Retrocession reinsurance contracts do not relieve the Company from its obligations to ceding companies. Failure of retrocessionaires to honor their obligations could result in losses to the
Company; consequently, allowances would be established for amounts deemed uncollectible. At
December 31, 1996 and 1995, there were no retrocession agreements.

       The Company has entered into two reinsurance contracts.  As of December
31, 1996, the
majority of the reinsurance assumed is written through Western Reserve Life
Assurance Co. of Ohio
("WRL").


         WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

           Notes to Consolidated Financial Statements


       The effect of reinsurance on premiums and amounts earned is as follows:

                                                      Year ended
                                                     December 31,
                                                         1996
                 Direct premiums and amounts assessed against
                     policyholders               $       -
                 Reinsurance assumed             2,007,391
                 Reinsurance ceded                       -

                 Net premiums and amounts earned        $    2,007,391

   The effect of reinsurance on policyholder claims and other policy benefits is as follows:

                                                     Year ended
                                                    December 31,
                                                         1996

                 Direct                         $        -
                 Reinsurance assumed                       976,635
                 Reinsurance ceded                       -

                 Net policyholder claims and benefits   $         976,635

The impact of reinsurance on life insurance in force is shown in the following schedule
(in millions):

*
           Assumed/
Life insurance in force        Direct         Assumed         Ceded      Net
        net %

                           December 31, 1996  $          -             2,673
      -             2,673         100%


         WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

   (4)       Deferred Policy Acquisition Costs

      The following reflects the amounts of policy acquisition costs deferred and amortized:

                                                      Year ended
                                                     December 31,
                                                         1996
       Deferred acquisition cost:
         Assumed                                $         732,329
         Retroceded                                     -

               Net                              $         732,329

       Beginning of year                        $        -
         Capitalized:
          Assumed                                         738,743
          Retroceded                                     -
         Amortized:
          Assumed                                          (6,414)
          Retroceded                                    -

       End of year                              $         732,329
(5)       Income Tax

       The Company determined its income tax expense and liability in accordance with Statement of
   Financial Accounting Standards No. 109, Accounting for Income Taxes.

       Effective January 1, 1996, WMA Life made an irrevocable election under section 953(d) of the
   Internal Revenue Code of 1986, as amended, to treat WMA Life as a domestic insurance company for United Stated Federal income tax purposes. As a result of this "domestic"
   election, WMA Life is subject to U.S. taxation on its worldwide income as if it were a U.S.
   corporation.

         WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

           Notes to Consolidated Financial Statements


       Total income taxes (benefit) for the year ended December 31, 1996 were allocated as follows:
       Tax attributable to:

       Income from continuing operations             $         112,808
       Unrealized losses on securities available for sale          (64,725)

               Total                                 $          48,083

   The Federal income tax expense from continuing operations for the years ended December 31,
   1996 and 1995 is as follows:

                                                                1996  1995
       Current                                 $        -                     -
       Deferred                                                112,808
        -

               Total                           $          112,808
   -

   The income tax expense from continuing operations for the years ended December 31, 1996 and 1995 differed from the amounts computed by applying the U.S. Federal income tax rate of
   34 percent to income before income taxes as a result of the following:

       Years ended December 31,                            1996            1995
                  Computed expected tax expense     $223,434      (120,571)
                  Change in valuation allowance     (117,307)    -
                  Other, net                  6,681                  3,264

                  Total$                    112,808               (117,307)

         WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

           Notes to Consolidated Financial Statements


       Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and Federal income tax purposes.
   The net deferred tax liability at December 31, 1996 and 1995 is composed of the following amounts:

       Years ended December 31,                       1996     1995
       Deferred tax assets:
         Policy acquisition costs             $          12,903   -
         Deferred organizational costs                   20,673     33,083
         Net operating loss carryforward                166,615     84,224
         Unrealized losses on securities held for sale           64,724
          -
               Gross deferred tax assets:               264,915    117,307

         Less valuation allowance                     -           (117,307)
               Net deferred tax assets                  264,915
-

       Deferred tax liabilities:
         Policy benefit reserves                         64,006   -
         Deferred acquisition costs                     248,992
-
               Gross deferred tax liabilities           312,998
-

               Net deferred tax liabilities   $          48,083
-

       The net change in the total valuation allowance for the year ended December 31, 1996 was a decrease of $117,307. There were no valuation allowances for deferred tax assets as of
   December 31, 1996 since it is management's belief that it is more likely than not that the deferred tax assets will be realized. However, the amount of the deferred tax asset could be reduced in the near term if estimates of future taxable income are reduced.

(6)       Related Party Transactions

       The Company receives certain management and consulting services from WMA and WMA
   Management, an affiliate of WMA. During the year ended December 31, 1996, the Company paid $76,875 and $47,805 to WMA and WMA Management, respectively, for these services.
   During 1995, WMA funded certain expenditures incurred for the organization of the Company and for the related public offering. The Company has reimbursed all amounts paid to WMA for such expenditures.

(7)       Statutory Restrictions

       International's subsidiary, WMA Life, is a Bermuda - domiciled insurance company, and as such, is subject to the restrictions of the Bermuda Insurance Act of 1978. The most significant of these restrictions is that WMA Life must maintain a minimum of $250,000 capital and surplus.
   Through funding from International, WMA Life met this restriction.



    WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

      Notes to Consolidated Financial Statements



(8)       Capital Infusion

       Pursuant to a registration statement filed with the Securities and Exchange Commission, the Company sold 500,000 common stock warrants at $1 per warrant entitling the owner to purchase one share of common stock at $10 per share (411,742 of which were exercised) and 1,393,808 shares of $0.001 par value common stock at $10 per share during 1996. Total proceeds from such offering aggregated $18,555,500, which when netted against offering costs of $516,527, resulted in a net increase in common stock and paid-in capital of
$18,038,973.  Common stock warrants for
   the purchase of 88,258 shares of common stock remain outstanding at December 31, 1996.

(9)       Commitments and Contingent Liabilities

       From time to time, the Company may be subject to reinsurance-related litigation and arbitration in the normal course of business. Management does not believe that the Company is a party to any such pending litigation or arbitration which would have a material adverse effect on its future operations.

       The Company has obtained a letter of credit in favor of an unaffiliated insurance company from which the Company assumes business. This allows the ceding company to take statutory reserve credit. The letter of credit represents a guarantee of performance under the reinsurance agreement. At December 31, 1996, the approximate amount of the outstanding letter of credit was $1,000,000.



      [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

       Snyder, Camp, Stewart & Company, LLP was previously the principal accountants for WMA
International Corporation. On December 4, 1996, that firm's appointment as principal accountants was terminated and KPMG Peat Marwick LLP was engaged as principal accountants. The decision to change accountants was approved by the Board of Directors.

       In connection with the audit of the period from inception (March 9, 1995) through December 31, 1995, and the subsequent interim period through December 4, 1996, there were no disagreements with Snyder, Camp, Stewart &
Company, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

       The audit report of Snyder, Camp, Stewart &
Company, LLP on the financial statements of WMA
International Corporation as of December 31, 1995 and for the period from inception (March 9, 1995) through December 31, 1995, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.


                        PART III


Item 9.   Directors, Executive Officers, Promoters and
          Control Persons: Compliance With Section 16(a) of the Exchange Act.


Directors and Officers of the Companies:

                        COMPANY

S. Hubert Humphrey, Jr., Director, President (March 9,
1995 to present)

       Mr. Humphrey, 54, is also a director (January 4,
1991 to present) and President and Chief Executive
Officer (February 25, 1993 to present) of WMA Agency, a corporation engaged in the sale of insurance and other financial service products; a director and president
(August 7, 1995 to present) of WMA Life, a corporation engaged in reinsurance business; a director and president
(August 7, 1995 to present) of Holding, formerly a corporation engaged in the business of holding stock in WMA Life, but now an inactive subsidiary of the Company;
a director and president (June 12, 1995 to present) of WMA Management, a corporation engaged in providing executive management services; a director and president
(March 6, 1992 to present) of WMA Mortgage Services,
Inc., a corporation engaged in helping borrowers obtain mortgage financing; a director (March 17, 1995 to present) of WMA Investment Advisors, Inc., a registered investment adviser engaged in providing investment advice to customers, a director and president (June 12, 1995 to present) of WMA Advisory Services, Inc., a registered investment adviser engaged in providing asset allocation modeling investment advisory services and the owner of WMA Securities, Inc., a securities brokerage firm, and WMA Consumer Services, Inc., a consumer financial services firm.

       Mr. Humphrey has been involved in the financial services field for 17 years. Until November 1, 1991 he was associated as an independent sales contractor with the A. L. Williams Agency, a nationwide financial services company. The A. L. Williams Agency was acquired by Primerica Financial Services, Inc. ("PFS") in 1989.
Mr. Humphrey left PFS in November of 1991 to form World
Marketing Alliance, Inc. which began operations on December 1, 1991. Mr. Humphrey was also a director, president, and owner of Williams, Humphrey & Associates, Inc., and insurance agency, from 1978 until November 25, 1991.

       Mr. Humphrey may be deemed the "parent,"
"promoter" and "control person" of the Company as those terms are defined in the rules and regulations promulgated under the Exchange Act.

Thomas W. Montgomery, Director and Executive Vice
President and Secretary (March 9, 1995 to present)

       Mr. Montgomery, 47, is also an Executive Vice
President (March 1, 1994 to present) of WMA Agency, a corporation engaged in the sale of insurance and other financial service products; a director and vice president
(August 7, 1995 to present) of WMA Life, a corporation engaged in reinsurance business; a director and vice president (August 7, 1995 to present) of Holding, formerly a corporation engaged in the business of holding stock in WMA Life, but now an inactive subsidiary of the Company; a director, vice president and secretary (June
12, 1995 to present) of WMA Management, a corporation engaged in providing executive management services; a director (March 17, 1995 to present) and president
(September 1, 1995 to present) of WMA Investment
Advisors, Inc., a corporation engaged in providing investment advice to customers; a director and vice president (June 12, 1995 to present) of WMA Advisory
Services, Inc., a corporation engaged in providing asset allocation modeling investment advisory services, and a director and President of WMA Consumer Services, Inc., a consumer financial services firm.

       Mr. Montgomery is a certified public accountant, and is a former audit and tax partner in the accounting firms of Richter & Company, P.C. and Davis, Crittenden,
Richter & Fletcher, where he worked from 1973 to 1994 after graduation from Norman College and Florida State
University.  As a certified public accountant, Mr.
Montgomery has represented Mr. Humphrey and his various business interests including WMA Agency between 1981 and 1994.


C. Simon Scupham, Director (April 1, 1996 to present).

       Mr. Scupham, 43, is the President of CFM Insurance
Managers, Ltd., a Bermuda corporation incorporated in 1988 providing professional management services to international companies operating in Bermuda. He is a qualified Chartered Accountant (CA) and Associate Fellow of the Institute of Mathematics and its Applications.
Mr. Scupham is also President of Mutual Risk Management
(Bermuda) Ltd. and Shoreline Mutual Management (Bermuda)
Limited. Prior to CFM, Mr. Scupham served as the director of Bermuda operations for the Kemper Group.

Edward F. McKernan, Senior Vice President and Actuary
(April 1, 1996 to present).

       Mr. McKernan, 41, is also a Senior Vice President and Actuary (April 1, 1996 to present) of WMA Agency, and
Vice President of WMA Life (April 1, 1996 to present).
Immediately prior to joining the Company, Mr. McKernan was a Senior Manager in the Life Actuarial Consulting
Practice of KPMG Peat Marwick LLP. Apart from his tenure with KPMG, Mr. McKernan was also a consultant with Tillinghast, a Towers Perrin company, which is an international actuarial consulting firm, and was employed by several life insurance companies. He is a Fellow of the Society of Actuaries (1988) and a Member of the American Academy of Actuaries (1985).


                        HOLDING

S. Hubert Humphrey, Jr., Director and President (August
7, 1995 to present). For biographical information, see above.

Thomas W. Montgomery, Director and Vice President (August
7, 1995 to present). For biographical information, see above.

C. Simon Scupham, Director (August 7, 1995 to present).
For biographical information, see above.

Lisa Joanne Marshall, Director (August 7, 1995 to present).

       Ms. Marshall, 36, is a partner with the Bermuda law firm of Conyers, Dill & Pearman (since April, 1991 and three years prior to that an associate with the same firm). Ms. Marshall has over ten years experience as a corporate attorney and is one of the partners responsible for the said firm's insurance practice. The said firm is affiliated with Codan Services Limited, a Bermuda company which provides corporate secretarial services to both
Holding and WMA Life. In connection with such services, Ms. Marshall serves as a non-executive director on both
Holding and WMA Life so that, together with Mr. Scupham, each company complies with the Bermuda law requirement that there be a quorum of directors resident in Bermuda.
Christopher Bickley, an associate with the said firm, was previously appointed as Ms. Marshall's alternate on the boards for both Holding and WMA Life.

Andre J. Dill, Secretary (August 7, 1995 to present).

       Mr. Dill, 42, is a manager of Codan Services
Limited (see biographical information on Ms. Marshall above) and has held such position for over ten years.
His experience includes acting as corporate secretary to many insurance companies incorporated in Bermuda.

Christopher Regan, Alternate Director to Mr. Scupham
(December 18, 1996 to present).

       Mr. Regan, 34, is a Vice President of Mutual Risk
Management (Bermuda) Ltd. and is responsible for the CFM
Insurance Managers's portfolio of clients. Mr. Regan was with CFM for four years prior to CFM's merger with Mutual in 1995 and spent two years prior to that with KPMG Peat
Marwick's Bermuda office. Mr. Regan qualified as a Chartered Accountant with Deloitte, Haskins & Sells in
Manchester, England in 1988 and worked for that firm for five years. Mr. Regan attended Manchester University and received a B.Sc. in mathematics.

Christopher Bickley, Alternate Director to Ms. Marshall
(August 7, 1995 to December 18, 1996).

       Mr. Bickley, 28, is an associate (corporate attorney) with the Bermuda law firm, Conyers, Dill &
Pearman since January, 1994 and for two years prior to that a trainee solicitor with a London law firm previously known as Turner Kenneth Brown which was merged subsequently with the London law firm Nabarro Nathanson.
Prior to being a trainee solicitor, Mr. Bickley obtained an L.L.B. with honors from Southampton University, England and passed his Solicitors Final Examinations at Lancaster Gate, London, England.

Charles G. Collis, Alternate Director to Ms. Marshall
(December 18, 1996 to present).

       Mr. Collis, 35, has been an associate (corporate attorney) with the Bermuda law firm, Conyers, Dill &
Pearman since 1990. He obtained an LLB with honors from University College London, England and passed his
Solicitors Final Examinations at The Inns of Court
School, London, England in 1989.  Mr. Collis has a BA in
Economics and Commerce from the University of Toronto, Toronto, Canada.


                        WMA LIFE

S. Hubert Humphrey, Jr., Director and President (August
7, 1995 to present). For biographical information, see above.

Thomas W. Montgomery, Director and Vice President (August
7, 1995 to present). For biographical information, see above.

C. Simon Scupham, Director (August 7, 1995). For biographical information, see above.

Edward F. McKernan, Vice President and Actuary (April 1,
1996 to present). For biographical information, see above.

Lisa Joanne Marshall, Director (August 7, 1995 to present). For biographical information, see above.

Andre J. Dill, Director and Secretary (August 7, 1995 to present). For biographical information, see above.

Christopher Regan, Alternate Director to Mr. Scupham
(December 18, 1996 to present). For biographical information, see above.

Christopher Bickley, Alternate Director to Ms. Marshall
(August 7, 1995 to December 18, 1996). For biographical information, see above.

Charles G. Collis, Alternate Director to Ms. Marshall
(December 18, 1996 to present). For biographical information, see above.

CFM Insurance Managers, Ltd.

       CFM Insurance Managers, Ltd. ("CFM") is the
Principal Representative for WMA Life in Bermuda pursuant to a written agreement with CFM. Under Bermuda law, the primary duty of the Principal Representative to make a report in writing to the Bermuda Minister of Finance within 30 days of such Principal Representative having reached the view that there is a likelihood of the insurer for which he acts becoming insolvent or it coming to his knowledge, or his having reason to believe, that an "event" has occurred, setting out all the particulars of the case that are available to the Principal
Representative. In addition, it is anticipated that certain local accounting and administrative functions for WMA Life will be conducted by CFM pursuant to a written agreement.

       CFM was, until October 19, 1995, a member of the CFM Group ("Group"), which was an independent, privately owned group of companies providing professional management services to a range of international clients.
The founding company, Commodity & Financial Management, was formed in early 1985 and has developed a client base of public and private international companies operating in the business fields of trading, shipping, manufacturing, finance and investments. CFM was incorporated in 1988 with the specific objective of providing insurance management services to insurance and reinsurance companies. On October 19, 1995 CFM was acquired by Mutual Risk Management Ltd., a New York stock exchange registered company, which is a worldwide independent insurance management company.

       CFM provides a participatory style of management
in advising clients in attaining an understanding of the
Bermuda insurance environment, international tax
structure and financial market.   As a local manager, CFM
has provided or will provide such services as:
coordinating the licensing and incorporation process of Holding and WMA Life; furnishing representation in Bermuda regulatory and other insurance matters; providing administrative, accounting and financial management services; administering cash receipts, disbursements and short-term investments in accordance with the established investment policy; assisting with the preparation of all statutory returns; assisting with the coordination of any letter of credit arrangements; assisting in arranging legal services; and assisting in organizing directors' and shareholders' meetings.


Item 10.  Executive Compensation.

       The Directors and Officers of the Companies currently serve without compensation. However, reasonable compensation may be paid in the future.


Item 11.  Security Ownership of Certain Beneficial
          Owners and Management.

       As of December 31, 1996, 500,000 shares (21.69%)
of the outstanding common stock of the Company was owned by Mr. Humphrey, who has sole voting and investment power over these shares. In addition, Mr. Humphrey holds a proxy on 301,483 shares of the outstanding common stock of the Company which represents an additional control by Mr. Humphrey of 13.08% of the outstanding common stock of the Company. Mr. Humphrey may be deemed the "parent" and a "Promoter" of the Company as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended. As such, Mr.
Humphrey, controls the Board of Directors of the Company and is able to approve all major corporate transactions.

       Mr. Humphrey has pledged all 500,000 of his shares of Common Stock to Money Services, Inc., a subsidiary of Aegon USA, Inc., the parent of Western Reserve Life
Assurance Co. of Ohio, in connection with a multimillion dollar loan in excess of $10 million dollars to WMA
Agency.  Should WMA Agency default on this loan, Money
Services, Inc. would have voting control, and potentially ownership, of Mr. Humphrey's shares of Common Stock.
Also, pursuant to the requirement of various state securities departments, Mr. Humphrey and Money Services,
Inc. have agreed to a Stock Escrow Agreement which provides for further restrictions on Mr. Humphrey's shares of Common Stock.


Item 12.  Certain Relationships and Related
          Transactions.

       In March, 1995, Mr. Humphrey acquired 500,000
shares of Common Stock for a $250,000 demand loan or $.50 per share, which represented 100% of the outstanding common stock of the Company at that time. The loan was paid off on June 19, 1995. As of December 31, 1996, Mr.
Humphrey effectively controls 34.77% of the outstanding shares of Common Stock.

       WMA Agency and WMA Securities are in the business of marketing and distributing various insurance and financial service products on behalf of various national life insurance companies through approximately 37,000 independent contractor agents operating in 50 states.

       A significant part of WMA Agency's business involves the sale of variable insurance products, such as variable universal life insurance and variable annuities.
Variable insurance products are considered both insurance products under applicable state insurance laws as well as securities under applicable federal and state securities laws. For insurance law purposes, sales commissions payable with respect to sale of these type products must be paid to a licensed insurance agency such as WMA
Agency. However, for securities law purposes, sales commissions must be paid to an NASD member broker-dealer.
Under prevailing regulatory approved industry practices, commissions payable by insurance companies with respect to the sale of variable insurance products can be paid directly to an insurance agency which is affiliated or contractually associated with a broker-dealer. WMA
Securities, Inc., a corporation controlled by Mr.
Humphrey, is a broker-dealer. WMA Securities, Inc. and WMA Agency have entered into various selling agreements with insurance companies pursuant to which WMA
Securities, Inc. is authorized as a broker-dealer, and WMA Agency is authorized as an insurance agency, to sell variable insurance products, and pursuant to which WMA
Securities, Inc. has undertaken to assume responsibility for compliance by the WMA Sales Agents with applicable securities laws pertaining to the sale of such products.
Such selling arrangements exist with over 40 variable life and/or variable annuity companies. Among these companies are Western Reserve Life Assurance Co. of Ohio,
Kemper Investors Life Insurance Company, Fortis
Investors, Inc., American Skandia Life Assurance
Corporation and others. Variable products marketed include variable universal life insurance, second-to-die variable universal life insurance and variable annuities.
WMA Agency also has a large portfolio of non-variable products such as fixed annuities, universal life insurance, interest sensitive whole life insurance, term life insurance, major medical health insurance, long term care insurance and supplemental cancer coverage. These products are offered through selling appointments with various companies including The Midland Life Insurance
Company, Zurich Kemper Life, American Life & Casualty,
First Penn Pacific, William Penn, Bankers United Life
Assurance Company, and  American Western Life Insurance
Company.

       WMA Agency has been reimbursed by the Company for approximately $185,000 for Organizational and Offering
Costs paid by WMA Agency.

       WMA Agency previously  entered into a loan
agreement with Money Services, Inc., a subsidiary of
Aegon USA, Inc., the parent of Western Reserve Life
Assurance Co. of Ohio, to provide WMA Agency with a
multimillion dollar credit facility in excess of  $10
Million. Part of the loan proceeds were allocated for use by WMA Agency to provide WMA Agency with sufficient capital to make loans to WMA Agents ( the "Agency Loans") to acquire Shares of Common Stock. As of December 31,
1996, there were a total of 31 WMA Agents who had borrowed a total of $1,001,838 to acquire 301,483 Shares of Common Stock. Pursuant to the Agency Loans, the
301,483 Shares of Common Stock are pledged to WMA Agency as security for the Agency Loans and proxies executed in favor of WMA Agency for voting such Shares of Common
Stock for so long as the Agency Loan is outstanding.

       In connection with this credit facility loan, Mr.
Humphrey has pledged all 500,000 of his shares of Common
Stock to Money Services, Inc. Should WMA Agency default on this loan, Money Services, Inc. would have voting control, and potentially ownership, of Mr. Humphrey's shares of Common Stock.

       The Directors and principal Officers of WMA Agency are Mr. Humphrey, Director, President and Chief Executive
Officer; Norma P. Humphrey, Director and Secretary; and,
Thomas W. Montgomery, Executive Vice-President.  Mr. and
Mrs. Humphrey and Mr. Montgomery control WMA Agency.

       Pursuant to certain requirements of various state securities departments, Mr. Humphrey and Money Services,
Inc. have agreed to enter into a Stock Escrow Agreement
(the "Escrow Agreement") the primary purpose of which is to limit Mr. Humphrey's ability to transfer his shares of Common Stock except and until specific conditions have been met. Basically, the Escrow Agreement provides that upon the release by Money Services, Inc. of any of Mr.
Humphrey's shares of Common Stock, Mr. Humphrey and Money
Services, Inc. are required to deposit any such released shares of Common Stock with the Escrow Agent, Fidelity
National Bank, (the "Escrow Agent") to be held by the Escrow Agent and not released to Mr. Humphrey until the earlier of the fifth anniversary date of the Escrow
Agreement or:

       1. When the Company during any fiscal period after the effective date of the Offering has net earnings, computed in accordance with generally accepted accounting principles equal to twenty-five percent (25%) of the aggregate Offering amount sold from the effective date of the Offering to the end of the fiscal period being tested; or

2. When the Company in each of any two consecutive fiscal years after the effective date of the Offering has net earnings, computed in accordance with generally accepted accounting principles, equal to ten percent (10%) of the aggregate Offering amount sold from the effective date of the Offering to the end of the fiscal period being tested; or

3. When the shares of Common Stock are publicly traded for ninety (90) consecutive days at a price of not less than $17.50 per share in a reliable public market such as the New York Stock Exchange, The
   American Stock Exchange or the NASDAQ National Market
   System.


    The Companies have entered into a management agreement with WMA Management, owned 100% by Mr.
Humphrey, pursuant to which WMA Management will be responsible for the day-to-day activities of the Company, Holding and WMA Life.

       CFM Managers is currently acting as the Principal
Representative for WMA Life pursuant to a written agreement with CFM. Under Bermuda law, the primary duty of the Principal Representative to make a report In writing to the Bermuda Minister of Finance within 30 days of such Principal Representative having reached the view that there is a likelihood of the insurer for which he acts becoming insolvent or it coming to his knowledge, or his having reason to believe, that an "event" has occurred, setting out all the particulars of the case that are available to the Principal Representative. The president of CFM is C. Simon Scupham, a Director of Holding and WMA Life. In addition to CFM acting as WMA
Life's Principal Representative, it has agreed to perform certain limited local accounting and administrative functions for WMA life. The cost of this agreement in 1996 was $63,114.

       The terms of transactions between the Company and its Management, Principal Stockholder, Control Persons,
Promoters and their Affiliates necessarily involve conflicts of interests and, as such, the terms of such transactions may not necessarily be equivalent to the terms of transactions entered into between unrelated parties pursuant to arms length negotiations. All ongoing and future transactions of the Company have been and will be on terms no less favorable than could be obtained from independent third parties.


Item 13.  Exhibits and Reports on Form 8-K.

One report was required to be filed on Form 8-K.

Exhibit
Number          Description of Exhibit

3.1    Articles of Incorporation (1)

3.2    Bylaws (1)

4.1    Shareholders' Agreement (3)

4.2    Specimen Stock Certificate (2)

4.3    Subscription Agreement (3)

4.4    Revised Specimen Warrant (4)

4.5    Loan Agreement between WMA Agency and
       Offering Subscribers (3)

10.1 Form of Escrow Agreement between Registrant\ and Fidelity National Bank as Escrow Agent.(2)

10.2   Form of Promotional Share Escrow Agreement (3)

10.3   Loan Agreement with Money Services, Inc. (3)

10.4   Loan Agreement between Money Services, Inc.
       and WMA Agency (3)

10.5   Management Agreement with WMA Management (3)

16.1   Letter on change in Certifying Accountant (5)

23.2   Consent of KPMG Peat Marwick LLP (Attached)



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



      [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]


                       SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)       WMA International Corporation



By (Signature and Title)


                                S. Hubert Humphrey, Jr., President and Director

Date:_________________

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and In the capacities and on the dates indicated.

By (Signature and Title)


                                S. Hubert Humphrey, Jr., President and Director

Date:_________________

By (Signature and Title)


                               Thomas W. Montgomery, Executive Vice President
                                 Chief Financial Officer, Secretary/Treasurer,
and Director

Date:_________________


       Supplemental information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non-reporting Issuers

       (a) Except to the extent that the materials enumerated In (1) and/or (2) below are specifically incorporated into this Form by reference (In which case, see rule 12b-23(b)), every issuer which files an annual report on this form under
Section 15(d) of
the Exchange Act shall furnish the Commission for its information, at the time of filing its report on this Form, four copies of the following:

              (1) Any annual report to security holders covering the registrant's last fiscal year; and

              (2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.

       (b) The Commission will not consider the material to be "filed" or subject to the liabilities of Section 18 of the Exchange Act, except if the issuer specifically incorporates it In its annual report on this Form by reference.

       (c) If no such annual report or proxy material has been sent to security holders, a statement to that effect shall be included under this caption. If such report or proxy material is to e furnished to security holders subsequent to the filing of the annual report on this Form, the registrant shall so state under this caption and shall furnish copies of such materials to the Commission when it is sent to security holders.

NO ANNUAL REPORT OR PROXY MATERIALS HAVE BEEN SENT TO
SECURITY HOLDERS.






                   POWER OF ATTORNEY

       Each person whose signature appears below hereby appoints Thomas W. Montgomery as his true and lawful attorney-In-fact and agent with full power of substitution, for him and In his name, In any and all capacities, to sign any or all amendments to the 10-KSB Statement filed by WMA International Corporation, to file the same with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-In-fact and agent may lawfully do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Exchange Act of 1933, this Form 10-KSB has been signed by the following persons In the capacities indicated on March __,
1997.


       Signature                               Date                     Title


S. Hubert Humphrey, Jr.              _____________       President and Director


_____________________              _____________       Executive Vice
President,
 Thomas W. Montgomery                                              Chief
Financial Officer,

      Secretary/Treasurer

      and Director