Form 10QSB
period 1997-03-31
WMA INTERNATIONAL CORP
filed 1997-05-19
CIK 947716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                      FORM 10-QSB

(Mark
 One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1997

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

     As of March 31, 1997, there were 2,411,742 shares of common stock (.001 par value) outstanding, and 88,258 warrants had been issued, each warrant representing the right to purchase a share of common stock for $10.

Transitional Small Business Disclosure Format (Check one): Yes___ No X


                   Table of Contents


                         PART I
                                               Page No.
Item 1         Financial Statements                   3

Item 2         Management's Discussion and Analysis or Plan of Operation 7


                        PART II

Item 1         Legal Proceedings                     11

Item 2         Changes in Securities                 11

Item 3         Defaults Upon Senior Securities       11

Item 4         Submission of Matters to a Vote of Security Holders11

Item 5         Other Information                     11

Item 6         Exhibits and Reports on Form 8-K      13

                         PART I


Item 1.   Financial Statements.

     The March 31, 1997 Financial Statements follow on the next page.

      [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

          WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    Consolidated Balance Sheet

                          March 31, 1997

                            (Unaudited)


                                             Three Months
Three Months
                                              Ended             Ended
                                            March 31, 1997
March 31, 1996
Assets

Cash and cash equivalents                    $  2,174,115      $  5,959,738
Fixed maturity securities - available for sale        16,364,373
 7,263,005
Equity securities - available for sale            492,583               ---
Investment income due and accrued                 244,955               ---
Prepaid expenses                                    43,889           10,574
Deferred tax assets                                105,814           10,893
Deferred offering costs                                ---          435,082
Deferred acquisition costs                       1,033,939              ---
Deferred organization costs, net                   152,068          106,173
Other receivables                                   36,090              ---

     Total assets                             $ 20,647,826     $ 13,785,465


Liabilities and Stockholders' Equity

Liabilities:
  Stock subscription deposits                          ---        5,604,239
  Future policy benefits                           545,511              ---
  Reinsurance balances payable                      80,307              ---
  Accounts payable                                  71,810           58,963
  Accrued interest expense                             ---           12,935
  Accrued expenses                                 224,679              ---
  Due to stockholders                                  ---              ---
  Notes payable                                        ---         747,329
  Deferred tax liability                           253,235              ---

     Total liabilities                           1,175,542        6,423,466

Stockholders' equity:
  Common stock, par value $.001,
     10,000,000 authorized; 2,411,742 and 1,250,000
     shares issued in 1997 and 1996, respectively                  2,412
          1,250
  Additional paid-in capital                    19,348,481        7,748,750
  Unrealized loss on securities available for
     sale, net of taxes                          (395,773)              ---
  Accumulated equity (deficit)                     517,164        (388,001)

     Total stockholders' equity                 19,472,284      7,361,999

     Total liabilities and stockholders' equity       $20,647,826
$13,785,465

See accompanying notes to consolidated financial statements.

          WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

               Consolidated Statements of Operations

                            (Unaudited)





                                             Three Months
Three Months
                                              Ended             Ended
                                            March 31, 1997
March 31, 1996
 Revenues:
  Gross premiums                              $       1,067,902  $          ---
  Net investment income                         256,714             54,941
     Total revenue                            $       1,324,616  $       54,941

Benefits and expenses:
  Benefits, claims and settlement     $         393,588                ---
  Reinsurance premium allowances, net           303,442                ---
  Professional fees                                      43,233          51,789
  Management fees                                        36,563             ---
  Interest expense                                          ---          16,317
  Other expense                                          12,354          31,108
  Amortization of organization costs              9,109                ---
  Amortization of deferred acquisition costs             (1,657)            ---
     Total benefits and expenses                796,632             99,214

     Net income (loss) before income taxes               527,984        (44,273)

  Income tax benefit (expense)                 (205,152)            10,893

     Net income (loss) after income taxes     $          322,832 $      (33,380)













See accompanying notes to consolidated financial statements.


             WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows

                              (Unaudited)

                                            Three Months   Three Months
        Ended                     Ended
                                            March 31, 1997March 31, 1996
Cash flows from operating activities:
  Net income (loss)                     $        322,832     $
(33,380)
  Adjustments to reconcile net income (loss) to cash
     provided by (used in) operations to net cash:
     Amortization                                  7,452           70,184
     Deferred tax expense                         205,152          (10,893)
     Change in:
       Investment income due and accrued                (63,691)
 ---
       Reinsurance receivables                    30,396               ---
       Deferred acquisition costs               (299,953)              ---
       Prepaid expenses                          (17,812)          (10,574)
       Deferred tax asset                       (105,814)              ---
       Other assets                              (35,306)              ---
       Future policy benefits                    (68,966)              ---
       Reinsurance balances payable               80,307               ---
       Accrued expenses                          (16,054)              ---
       Accrued interest                              ---               (60)
       Accounts payable                           24,885           (65,913)

       Net cash provided by (used in) operating activities          63,428
            (50,636)


Cash flows from investing activities:
  Purchase of available-for-sale securities          (1,944,452)
(7,263,005)
  Proceeds from available-for-sale sales of securities             974,858
                ---
       Net cash used in investing activities           (969,594)
7,263,005)


Cash flows from financing activities:
  Issuance of common stock and warrants       1,061,920           7,500,000
  Repayments of borrowings under note payable              ---
(1,350)
  Payments for offering and organization costs             ---
(136,544)
  Increase in due to stockholders                38,160           5,604,239
       Net cash provided by financing activities            1,100,080
12,966,345

       Net increase in cash and cash equivalents              193,914
 5,652,704

  Cash and cash equivalents at beginning of period          1,980,201
   307,034

  Cash and cash equivalents at end of period         2,174,115   $
5,959,738

  Supplemental disclosure of cash flow
      information - interest paid       $           ---      $       16,377

See accompanying notes to consolidated financial statements.

    WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

      Notes to Consolidated Financial Statements

                    March 31, 1997


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

(2)  Stock Subscriptions

     As of March 31, 1997 the Company has received
     $19,617,420 for purchases of common stock and warrants pursuant to an offering for which the registration statement became effective December
     22, 1995. The Company has accepted $19,117,420 for purchases of common stock representing 1,911,742 shares of common stock issued pursuant to the offering and $500,000 for purchases of 500,000 warrants, each representing the right to purchase a share of common stock for $10.

(3)  Deferred Tax

     Deferred income tax liabilities and related expenses are determined in accordance with FAS 109 using an effective federal tax rate of 34%. FAS
     109 specifically excludes recognition of the "small life insurance company deduction" available under
     Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction, for which management believes the Company will qualify for a number of years, can reduce the effect federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on the Company's earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under FAS 109, at March 31, 1997.


      [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]
Item 2.   Management's Discussion and Analysis or Plan of
Operation.

Overview of Business Operations

 WMA International Corporation (the "Company") was formed March 9, 1995 as a for-profit corporation organized under Delaware law. The Company is a holding company, owning 100% of the outstanding stock of WMA Life
Holding, Ltd., a Bermuda for-profit corporation formed
August 2, 1995 ("Holding") and 100% of WMA Life Insurance
Company Limited, a fully licensed for-profit Bermuda life insurance corporation formed August 2, 1995 ("WMA Life").
WMA Life, a life reinsurance company, is presently engaged in providing reinsurance to certain insurance companies with respect to insurance policies sold by World Marketing Alliance, Inc. ("WMA Agency"), Georgia corporation controlled by S. Hubert Humphrey, Jr., the largest shareholder of the Company. Holding presently has no active business operations. The Company, Holding and WMA Life are sometimes referred herein collectively as the "Companies."

 During the first quarter of 1997, the Company has been engaged primarily in providing reinsurance, through WMA
Life, and in negotiating the terms of additional reinsurance agreements into which the Company expects WMA
Life to enter during 1997.

 WMA Life has presently in effect two reinsurance
indemnity agreements for variable universal life
insurance products previously and currently being sold by
WMA Agency and issued or anticipated to be issued by
Western Reserve Life Assurance Co. of Ohio ("WRL") and
Kemper Investors Life Insurance Company ("KILICO").  Both
such reinsurance agreements provide for the reinsurance
of a portion of all individual Variable Universal Life
policies sold by WMA Agency on a monthly renewable term
basis (a variation of Yearly Renewable Term).   As of
March 31, 1997, premiums from reinsurance of WRL life
insurance policies represented the majority share of WMA
Life's business revenues, and this reliance on WRL is
anticipated to continue for the foreseeable future,
particularly in light of the substantial volume of WRL
policies that are sold by WMA Agency.   Correspondingly,
WMA Life has become a material reinsurer of WRL.  The
Company also anticipates WMA Life will become a material reinsurer of Kemper Investors Life Insurance Company.

 As of March 31, 1997, WMA Life's business inforce with respect to the reinsurance agreements with WRL and KILICO constituted 105,493 policies with 2,982,726,588 of reinsured death benefits. Associated with the reinsurance agreements with WRL and KILICO, the income and balance sheet statements as of March 31, 1997, reflect premiums, benefits, claims, settlement expenses, reserves and deferred acquisition costs. Such entries are normal within the context of an insurance enterprise.
The deferred acquisition costs reflect expenses and reinsurance premium allowances associated with the initial transaction and issuance of new business.
Deferred acquisition costs reflect expenses incurred that are directly associated with the acquisition of the reinsured business. These expenses include actuarial, legal and accounting fees, salaries and expenses, as well as first year reinsurance allowances in excess of renewal allowances.

 Reported claims, for the first quarter of 1997, and pending claims, as of year-end 1996, totaled $514,500 and $380,000, respectively. Ensuing benefits paid totaled
$460,129 thereby settling $524,500 of claims. Benefits, Claims and Settlement Expenses in the Income Statement reflect these amounts, including an increase in reserve for future benefits reinsured. The outstanding claims as of March 31, 1997 were $370,000. The total reserve for future benefits and claims as of March 31, 1997 is $545,511. The reserve was determined using principles consistent with those prescribed by FAS 60. (Note: The corresponding U.S. Statutory Reserve credit taken by WRL and KILICO is $766,958. The U.S. Statutory Reserve prescribed by the National Association of Insurance
Commissioners ("NAIC") is determined using interest and mortality assumptions typically much more conservative than experience otherwise expected by the industry.)

 During the first quarter of 1997,  American Skandia
Life Assurance Corporation ("ASLAC") agreed in principle to enter into a reinsurance agreement with WMA Life providing for the reinsurance of "Imperium" Variable
Annuity policies sold by WMA Agency, commencing as of January 1, 1997. The Imperium policies are proprietary products exclusively distributed and sold by WMA Agency.
  The reinsurance under such agreement will be conducted on a modified coinsurance basis. The Company expects to execute a written agreement with ASLAC during the second quarter of 1997.

 During the first quarter WRL agreed, in principal, with WMA Life to provide recompense because of delays associated with the introduction of a new VUL product encompassed by existing reinsurance arrangements. WMA
Life anticipates an agreement enumerating the recompense during the second quarter of 1997.

 The Company anticipates that WMA Life will enter into additional reinsurance agreements in 1997 with The
Midland Life Insurance Company, WRL, KILICO and others with respect to policies sold by WMA Agency. The Company anticipates that WMA Life will reinsure different types of life insurance products of these companies, including variable universal life, variable annuities, term life, universal life and other insurance products. There are no established criteria, parameters or limitations with respect to the nature and amount of additional reinsurance to be written by WMA Life. The Company has, and will continue to have, complete discretion in determining the nature and amount of additional reinsurance to be written by WMA Life.

 Under WMA Life's existing and proposed reinsurance
Agreements, the day-to-day administration of the business reinsured and related transactions are and will be managed by the ceding insurance companies pursuant to an administrative procedure called self-administration.
This procedure requires the insurance companies to maintain individual policy records for each policy ceded, premium accounting, allowances and reserve reports. The
Company relies on the insurance companies to provide it with all information necessary for processing the reinsurance. The ceding insurance companies also process all related claims and other policy transactions. As a result, WMA Life does not participate in any of the direct administration of the reinsured policies. These reinsurance agreements also may provide that an amount remain on deposit with the ceding insurance company until such time as WMA Life secures a Letter of Credit (LOC) for the benefit of the ceding company. This procedure, often referred to as "funds withheld reinsurance" is a customary practice within the reinsurance industry.
Typically, the amount required to remain on deposit or the LOC will not materially exceed the U.S. Statutory
Reserve as prescribed by the NAIC. WMA Life has previously secured a $1,000,000 LOC in favor of WRL. WMA
Life will monitor continuing security requirements and will adjust the LOC amounts accordingly. If determined to be necessary, WMA Life will develop facilities for future LOC s and trust arrangements in support of additional reinsurance agreements.

 The Companies' investments consist of various investment assets selected with the objective of maximizing investment returns consistent with appropriate safety, diversification, tax and regulatory considerations, and to provide sufficient liquidity to enable WMA Life to meet its obligations as a reinsurance company on a timely basis (the "Investment Standard").
The Companies' investment practices are governed by the guidelines established and approved by its respective
Board of Directors. Bermuda law provides that there are no restrictions on investments provided that investments are made for the potential benefit of WMA Life. The
Companies have developed specific investment guidelines, subject to change at the discretion of the Companies' respective Board of Directors, in respect of the management of its investment portfolio. Although these guidelines stress diversification of risks, conservation of principal and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

 The Company and WMA Life have entered into separate investment management agreements with Falcon Asset
Management, Inc. ("Falcon"), an investment advisor and manager based in Baltimore, Maryland. Pursuant to these agreements, Falcon has the responsibility of managing the Company's and WMA Life s investment assets in accordance with specific investment guidelines. The Company's and WMA Life's investment assets managed by Falcon are held in custodial accounts with IBJ Schroder Bank & Trust
Company ("Schroder") in New York, New York pursuant to
Custody Agreements.

 During the first quarter of 1997, the Company completed the acceptance of subscriptions for shares ("Shares") of its common stock and warrants ("Warrants") pursuant to an registration statement (the "Registration
Statement")(Commission file number 33-94226-A) (the
"Offering") which became effective December 22, 1995. As of March 31, 1997, the Company has sold 1,911,742 Shares
($19,117,420) and 500,000 Warrants ($500,000) pursuant to
the Offering.  411,742 Warrants have been exercised.

 Effective January 1, 1997 the Company agreed to pay a management fee of $120,000 per year to WMA Management
Services, Inc. for management services, which amount includes the cost of Edward F. McKernan's services rendered on behalf of the Company. The cost of Mr.
McKernan's services incurred by WMA Agency was previously charged directly by WMA Agency to the Company, which arrangement has been terminated.

Business Strategy

 The financial goal of the Company is to obtain for the Company (and not the stockholders) an after-tax return on equity (net capital invested by stockholders) of not less than an averaged ten percent (10%) after-tax annualized return after 10 years. Although the Company believes that it has a reasonable basis to expect that such a return is feasible, no assurance can be given that any return can be achieved. Furthermore, any return is dependent upon the volume of insurance policies sold by WMA Agency for which WMA Life acts as reinsurer.
Moreover, there are not established criteria, parameters or limitations with respect to the nature and amount of reinsurance to be written by WMA Life and the Company will have complete discretion in determining the nature and amount of reinsurance to be written by WMA Life.

 In light of the Company's affiliation with WMA Agency and WMA Agency's existing relationship with the National
Life Companies, the Company has developed a business strategy relating to its reinsurance agreements. The principal elements of such business strategy are:

 To leverage the negotiating strength with the ceding life insurance companies provided by the Company's affiliation with WMA Agency;

 To create a strong bond among the Company, WMA Agency and the WMA Agency independent sales agents ("WMA Sales
Agents") by providing the WMA Sales Agents the possibility, by investing in the Company's Shares, of participating in reinsurance profits generated by the life insurance policies sold by WMA Sales Agents; and

 To create favorable reinsurance results on the life insurance policies sold by WMA Sales Agents since it is anticipated that, when WMA Sales Agents have an investment in the reinsurance agreements through investing in the Company, WMA Sales Agents will have more of an incentive to place quality business through WMA
Agency, which business may become the subject of the reinsurance agreements.

Business Plan

 The Company's business plan for the remainder of 1997
consists of:  the Company's contribution, or otherwise
making available the contribution, of capital to WMA Life
in an amount sufficient to support operations and growth
of WMA Life's reinsurance business;  causing WMA Life to
maintain an adequate operating expense reserve;
continuing to cause WMA Life to acquire an investment
portfolio to provide sufficient liquid assets in order to
meet potential claims pursuant to its reinsurance
agreements; monitoring WMA Life's Investment Manager,
Falcon Asset Management, Inc.; managing the WRL, KILICO
and ASLAC reinsurance agreements; the Company's continued
negotiation and completion of additional reinsurance
agreements; causing WMA Life to continue operating as a
reinsurance company; and to invest cash balances not
required by WMA Life to support existing reinsurance
obligations in investments in accordance with WMA Life's
investment guidelines.   The Company believes that the
Companies' present capital position will be adequate for WMA Life to sustain operations during the next twelve months. It does anticipate, however, initiating efforts to establish a line of credit with a third party lending source which could be drawn upon as necessary to fund payments WMA Life is required to make to acquire new reinsurance in order to avoid liquidating investments at a time when market values of such investments may have decreased.

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


                        PART II

Item 1.   Legal Proceedings.

 At March 31, 1997, neither the Company, Holding nor WMA
Life was involved in any legal proceedings.

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

Item 5.   Other Information.

 None other than as previously stated herein.


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

10.3      Loan Agreement with Money Services, Inc. (3)

10.4      Loan Agreement between Money Services, Inc.
          and WMA Agency (3)

10.5      Management Agreement with WMA Management (3)

16.1      Letter on change in Certifying Accountant (5)

23.2      Consent of KPMG Peat Marwick (6)


                [FOOTNOTES ON NEXT PAGE]




FOOTNOTES TO PRECEDING PAGE:

(1)  Filed On June 28, 1995 as part of the Registration
     Statement and incorporated herein by reference pursuant to Rule 12b-23.
(2)  Filed On September 22, 1995 as part of the
     Registration Statement and incorporated herein by reference pursuant to Rule 12b-23.
(3) Filed on November 17, 1995 as part of the Registration Statement and incorporated herein by reference pursuant to Rule 12b-23.
(4) Filed on December 20, 1995 as part of the Registration Statement and incorporated herein by reference pursuant to Rule 12b-23.
(5) Filed on December 21, 1995 as part of the Registration Statement and incorporated herein by reference pursuant to Rule 12b-23.
(6)  Filed on March 31, 1997 as part of the Company's
     1996 10-KSB.


      [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]
                       SIGNATURES


 In accordance with the requirements of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)   WMA International Corporation



By (Signature/Title)     s/Thomas W. Montgomery   (SEAL)
 Date: May 15, 1997
              Thomas W. Montgomery, Executive Vice
              President, Chief Financial Officer,
              Secretary/Treasurer, and Director