Form 10QSB
period 1997-06-30
WMA INTERNATIONAL CORP
filed 1997-09-02
CIK 947716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                      FORM 10-QSB

(Mark
 One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1997

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

     As of June 30, 1997, there were 2,411,742 shares of common stock (.001 par value) outstanding, and 88,258 warrants had been issued, each warrant representing the right to purchase a share of common stock for $10.

Transitional Small Business Disclosure Format (Check one): Yes___ No X


                   Table of Contents


                         PART I
                                               Page No.
Item 1         Financial Statements                   3

Item 2         Management's Discussion and Analysis or Plan of Operation 7


                        PART II

Item 1         Legal Proceedings                     12

Item 2         Changes in Securities                 12

Item 3         Defaults Upon Senior Securities       12

Item 4         Submission of Matters to a Vote of Security Holders13

Item 5         Other Information                     13

Item 6         Exhibits and Reports on Form 8-K      14


      [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

          WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    Consolidated Balance Sheet

                           June 30, 1997

                            (Unaudited)




                                             June 30, 1997     June 30 1996
Assets

Cash and cash equivalents
 1,900,543               16,880,706
Fixed maturity securities - available for sale         16,986,448
    -
Equity securities - available for sale             574,035                -
Investment income due and accrued                  218,563                -
Reinsurance receivable                                   -          108,614
Prepaid expenses                                    67,734           37,504
Deferred tax assets                                211,573           16,000
Deferred offering costs                                  -          476,896
Deferred acquisition costs                       1,367,525          140,595
Deferred organization costs, net                   142,959          192,709
Other receivables                                      784            3,065
                                         __________    _________
     Total assets                               21,470,164       17,856,089


Liabilities and Stockholders' Equity

Liabilities:
  Stock subscription deposits                            -        3,150,963
  Future policy benefits                           583,234          317,142
  Reinsurance balances payable                      19,011                -
  Accounts payable                                  95,384           67,865
  Accrued interest expense                               -           12,840
  Accrued expenses                                 167,134          127,728
  Due to stockholders                               13,817                -
  Notes payable                                          -          745,950
  Deferred tax liability                           690,110                -
     Total liabilities                           1,568,690        4,422,488

Stockholders' equity:
  Common stock, par value $.001,
     10,000,000 authorized; 2,411,742 and 1,857,811
     shares issued in 1997 and 1996, respectively                  2,412
     1,858
  Additional paid-in capital                    19,348,481       13,824,252
  Unrealized loss on securities available for
     sale, net of taxes                          (192,635)                -
  Accumulated equity (deficit)                     743,216        (392,509)

     Total stockholders' equity                 19,901,474       13,433,601

     Total liabilities and stockholders' equity        21,470,164     17,856,089

See accompanying notes to consolidated financial statements.

          WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

               Consolidated Statements of Operations

                            (Unaudited)






                      Six Months                    Six Months

                           Ended                         Ended
                                             June 30, 1997    June 30, 1996
 Revenues:
  Gross premiums                                       2,264,227
241,002
  Net investment income                          528,672            233,480
     Total revenue                                     2,792,899
474,482

Benefits and expenses:
  Benefits, claims and settlement                994,889            317,142
  Reinsurance premium allowances, net            648,859            132,388
  Professional fees                                      105,944
    -
  Management fees                                         66,611
    -
  Interest expense                                             -
32,570
  Other expense                                           12,016
42,546
  Amortization of organization costs              18,218              3,723
  Amortization of deferred acquisition costs             (7,197)
    -
     Total benefits and expenses               1,839,340            528,369

     Net income (loss) before income taxes               953,559
(53,887)

  Income tax benefit (expense)                 (400,073)             16,000

     Net income (loss) after income taxes                553,486
(37,887)













See accompanying notes to consolidated financial statements.


             WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows

                              (Unaudited)


                             Six Months                  Six Months

                                  Ended                        Ended
                                             June 30, 1997 June 30, 1996
Cash flows from operating activities:
  Net income (loss)                               553,486          (37,887)
  Adjustments to reconcile net income (loss) to cash
     provided by (used in) operations to net cash:
     Amortization                                  18,218             3,266
     Deferred tax expense                         171,959                 -
     Change in:
       Investment income due and accrued                (37,298)               -
       Reinsurance receivables                     30,396         (108,614)
       Deferred acquisition costs               (635,196)         (140,595)
       Prepaid expenses                          (41,657)          (37,504)
       Deferred tax asset                       (211,573)          (16,000)
       Deferred tax liability                     310,912                 -
       Other assets                                     -           (3,065)
       Future policy benefits                    (31,243)           317,142
       Reinsurance balances payable                19,011                 -
       Accrued expenses                           113,556           127,728
       Accrued interest                                 -             (155)
       Accounts payable                         (143,296)          (57,011)

       Net cash provided by (used in) operating activities          117,275
              47,305


Cash flows from investing activities:
  Purchase of available-for-sale securities          (2,137,830)     (7,469,705)
  Proceeds from available-for-sale sales of securities              827,000
                   -
       Net cash used in investing activities         (1,310,830)     (7,469,705)


Cash flows from financing activities:
  Issuance of common stock and warrants         1,061,920        13,576,110
  Repayments of borrowings under note payable                  -         (2,729)
  Offering and organizational costs                     -         (197,977)
  Stock subscription deposits                      51,977         3,150,963
       Net cash provided by financing activities              1,113,897
16,526,367

       Net decrease in cash and cash equivalents               (79,658)
 9,103,967

  Cash and cash equivalents at beginning of period            1,980,201
   307,034

  Cash and cash equivalents at end of period           1,900,543       9,411,001

  Supplemental disclosure of cash flow
      information - interest paid                       -            32,725

See accompanying notes to consolidated financial statements.

    WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

      Notes to Consolidated Financial Statements

                    June 30, 1997


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

(2)  Stock Subscriptions

     As of June 30, 1997 the Company has received
     $19,617,420 for purchases of common stock and warrants pursuant to an offering for which the registration statement became effective December
     22, 1995. The Company has accepted $19,117,420 for purchases of common stock representing 1,911,742 shares of common stock issued pursuant to the offering and $500,000 for purchases of 500,000 warrants, each representing the right to purchase a share of common stock for $10.

(3)  Deferred Tax

     Deferred income tax liabilities and related expenses are determined in accordance with FAS 109 using an effective federal tax rate of 34%. FAS
     109 specifically excludes recognition of the "small life insurance company deduction" available under
     Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction, for which management believes the Company will qualify for a number of years, can reduce the effect federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on the Company's earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under FAS 109, at June 30,1997.


      [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]
Item 2.   Management's Discussion and Analysis or Plan of
Operation.


Management's Discussion and Analysis of Financial
Condition and Results of Operations


Overview

Quarter Ended June 30, 1997 Compared to Quarter Ended
June 30, 1996

WMA International Corporation (the "Company") was formed
March 9, 1995 as a for-profit corporation organized under Delaware law. The Company is a holding company, owning
100% of the outstanding stock of WMA Life Holding, Ltd., a Bermuda for-profit corporation formed August 2, 1995
("Holding") and of WMA Life Insurance Company Limited, a fully licensed for-profit Bermuda life insurance corporation formed August 2, 1995 ("WMA Life"). WMA
Life, a life reinsurance company, is presently engaged in providing reinsurance to certain insurance companies with respect to insurance policies sold by World Marketing
Alliance, Inc. ("WMA Agency"), a Georgia corporation controlled by S. Hubert Humphrey, Jr., the largest shareholder of the Company. Holding presently has no active business operations. The Company, Holding and WMA
Life are sometimes referred herein collectively as the "Companies."

During 1997, the Company has been engaged primarily in providing reinsurance, through WMA Life, and in negotiating the terms of additional reinsurance agreements into which the Company expects WMA Life to enter during 1997. The Company has also entertained the exploration of non-reinsurance opportunities that may be synergistic with the leveraging strengths created by WMA
Agency. Given the resources presently available to the Company, it intends to expand its presence in the reinsurance field and to explore possible diversification into other enterprises in the financial services industry.

As of June 30, 1997, WMA Life had in effect two reinsurance indemnity agreements for variable universal life insurance products previously and currently being sold by WMA Agency and issued or anticipated to be issued by Western Reserve Life Assurance Co. of Ohio ("WRL") and
Kemper Investors Life Insurance Company ("KILICO").  The
WRL and KILICO reinsurance agreements provide for the reinsurance of a portion of all individual Variable
Universal Life policies sold by WMA Agency on a monthly renewable term basis (a variation of Yearly Renewable
Term).

Subsequent to June 30, 1997, WMA Life executed a reinsurance agreement with American Skandia Life
Assurance Corporation ("ASLAC") providing for the reinsurance of a portion of all "Imperium" Variable
Annuity policies sold by WMA Agency commencing as of January 1, 1997. The Imperium policies are proprietary products exclusively distributed and sold by WMA Agency.
The reinsurance under this agreement will be conducted on a modified coinsurance basis. Aside from the initial reinsurance settlement representing business issued from the first of the year, monthly cash outflows are expected to range from $250,000 to $300,000 during the balance of 1997 in support of this agreement.

WMA Life has become a material reinsurer of WRL.  As of
June 30, 1997, premiums from reinsurance of WRL life
insurance policies represented the majority share of WMA
Life's business revenues, and this reliance on WRL is
anticipated to continue for the foreseeable future,
particularly in light of the substantial volume of WRL
policies that are sold by WMA Agency.   The Company also
anticipates WMA Life will become a material reinsurer of KILICO and ASLAC.

As of June 30, 1997, WMA Life's business inforce with respect to the reinsurance agreements with WRL and KILICO constituted 120,324 policies with $3,383,616,261 of reinsured death benefits. Associated with the reinsurance agreements with WRL and KILICO, the income and balance sheet statements as of June 30, 1997, reflect premiums, benefits, claims, settlement expenses, reserves and deferred acquisition costs. Such entries are normal within the context of an insurance enterprise. The deferred acquisition costs reflect expenses and reinsurance premium allowances associated with the initial transaction. Deferred acquisition costs reflect expenses incurred that are directly associated with the acquisition of the reinsured business. These expenses include actuarial, legal and accounting fees, salaries and expenses, as well as first year reinsurance allowances in excess of renewal allowances.

Reported claims during 1997 through June, and those previously in the course of settlement from prior periods totaled $1,007,350 and $380,000, respectively. Of these, $1,039,850 have been settled during 1997 through June.
Benefits, Claims and Settlement Expenses in the Income
Statement reflect these amounts, including an increase in reserve for future benefits reinsured. The outstanding claims as of June 30, 1997, were $347,500. The total reserve for future benefits and claims as of June 30, 1997 is $583,234. The reserve was determined using principles consistent with those prescribed by FAS 60.
(Note: The corresponding U.S. Statutory Reserve credit taken by WRL and KILICO is $834,282. The U.S. Statutory
Reserve is determined using interest and mortality assumptions typically much more conservative than experience otherwise expected by the industry.)

The Company expects to cause WMA Life to enter into additional reinsurance agreements in 1997 with companies including The Midland Life Insurance Company and WRL with respect to policies sold by WMA Agency. The Company anticipates that WMA Life will reinsure different types of life insurance products of these companies, including variable annuities, term life, universal life and other insurance products. There are no established criteria, parameters or limitations with respect to the nature and amount of additional reinsurance to be written by WMA
Life. The Company has, and will continue to have, complete discretion in determining the nature and amount of additional reinsurance to be written by WMA Life.

These reinsurance agreements also may provide that an amount remain on deposit with the ceding insurance company until such time as WMA Life provides security such as a Letter of Credit (LOC) for the benefit of the ceding company. WMA Life has previously secured a LOC in favor of WRL and, during the second quarter, 1997, secured a LOC of $30,000 in favor of KILICO resulting in the release of funds previously withheld by KILICO. If determined to be necessary, WMA Life will develop facilities for future LOC's and trust arrangements in support of additional reinsurance agreements.


Results of Operations

The Companies net revenues through second quarter 1997 were $2,792,899 compared to $474,482 for the same period in 1996, representing an increase of $2,318,417, or 489%.
This increase is primarily attributable to gross premiums associated with a reinsurance agreement WMA Life entered into with WRL during the second quarter, 1996. Investment income resulting from a change in the composition of invested assets also led to an increase in revenues.

Gross premiums through second quarter 1997 were $2,264,227 compared to $241,002 for the same period in 1996, representing an increase of $2,023,225 or 839%.
This increase is primarily attributable to the reinsurance agreement with WRL, and to a much lessor extent to a reinsurance agreement executed during the fourth quarter of 1996 with KILICO. Considering the reinsurance under these agreements are conducted on a monthly renewable term basis, not only will premium revenues increase with the growth of business sold by WMA
Agency, but revenues will also increase as the duration of policies progress under these agreements.

Net investment income through second quarter 1997 was $528,672 compared to $233,480 for the same period in 1996, representing an increase of $295,192 or 126%. The primary cause for the increase in net investment income is the result of the majority of the Companies assets being invested into fixed income securities that were previously in cash or cash equivalents. During the third quarter of 1996, the Companies engaged an outside investment manager which then proceeded to invest the assets, in accordance with the Companies investment policies, into fixed income, equity and cash equivalent securities.

Benefits, claims and settlement expenses are $994,889 as compared to $317,142 for the same period in 1996, representing an increase of $677,747 or 214%. An increase in the inforce business and the duration of exposure of reinsurance activities during each respective reporting period are the primary causes for the increase in benefits, claims and settlement expenses. The business in force at the close of the second quarter 1997 was $3,383,616,261 as compared to $1,962,756,792 at the same time in 1996. This represents a $1,420,859,469 increase in the inforce business, or 72%. The increase in the inforce business is the principle cause for the benefit reserve increase. A second component of the increase is primarily a result of the exposure period of business reinsured. As of June 30, 1996, WMA Life's death benefit exposure on business reinsured commenced with each individual policy's monthiversary occurring during the month of June, for all policies in force on June 30, 1996. Consequently, during 1996, WMA Life's exposure to the death benefit risk was for approximately one-half of a month as compared to six months during 1997. This difference in exposure period, as well as the growth of inforce business, resulted in greater claims reported during the first two quarters of 1997.

Net reinsurance premium allowances increased from
$132,388 as of June 30, 1996, to $994,889 as of June 30,
1997.  This reflects an increase of $862,501, or 651%.
Reinsurance premium allowances represent a percentage of
each reinsurance premium which is paid or allowed by WMA
Life to the ceding company for each life reinsured.  A
certain portion of the reinsurance allowances are
primarily related to the production of new business.
These amounts have been deferred to the extent that such
costs are recoverable in accordance with the principals
of FAS 60.  The balance of those amounts not deferred are
reflected as net reinsurance premium allowances and are
often a level percentage of individual policy premium
revenues.   Similar to the considerations associated with
the increase in benefits, claims and settlement expenses, the increase in net premium allowances are primarily associated with (a) the increase in period of exposure,
(b) the increase of business in force and (c) the progression of the duration of policies reinsured.

Professional fees, management fees and other expenses were $184,571 as of June 30, 1997, as compared to $32,570 as of June 30, 1996, representing an increase of $152,001, or 467%. The primary causes for the increase in these expenses are primarily associated with the administration of the Company, the establishment of WMA
Life's operating activities and the duration of those activities as compared to the same reporting period for 1996. The Company continues to expect its operating expenses over the next twelve months to consist primarily of the payment of fees relating to management, accounting and consulting services rendered; payment of expenses related to compliance with corporate and tax matters, investment management fees, custodial account fees and other incidental administrative expenses. Holding's operating expenses are expected to be nominal and consist principally of accounting and administrative costs of reporting to regulatory authorities, and fees for business qualification. WMA Life's expenses during the next twelve months are expected to consist of costs associated with its operations as a reinsurance company, which costs include expense allowances payable to ceding insurance companies, payment of fees relating to accounting , actuarial and legal services, investment management fees, management service fees, custodial account fees, and fees and expenses for regulatory compliance in Bermuda. None of the Companies expect to purchase or sell any significant equipment nor expect that there will be any significant change in the number of employees.

Interest expenses were $32,570 as of June 30, 1996, as compared to $0 through June 30, 1997. This expense was not incurred during 1997 because a $750,000 loan from Money Services, Inc. was repaid during the third quarter, 1996.

Amortization of organization costs increased from $3,723 as of June 30, 1996, to $18,218 as of June 30, 1997. The
net increase of $14,495, or 389%, reflect the five year amortization of costs associated with the organization of the Company that were previously capitalized.

Amortization of deferred acquisition costs increased
<$7,197> as of June 30, 1997, from $0 as of June 30,
1996. Deferred acquisition costs related to traditional life insurance (e.g., the monthly renewable term reinsurance) are amortized over the premium paying period of the related policies in proportion to the ratio of annual premium revenues to total anticipated premium revenues. As a result of the pattern of anticipated premium revenues, the amortization was negative during this reporting period and is considered normal under the principals of reporting under FAS 60.

Income taxes through June 30, 1997, are $400,073 as compared to a benefit of $16,000 for the same reporting period during 1996 representing an increase of $416,073.


As a result of the foregoing, net income through June 30, 1997 was $553,486 compared to <$37,887> through June 30,
1996, an increase of $591,373.

Liquidity and Capital Resources

The Company's primary source of liquidity as of June 30, 1997, was $1,900,543 in cash and cash equivalents compared to $16,880,706 at June 30, 1996, a decrease of $14,980,163. The decrease in cash and cash equivalents was due primarily to placement of assets into fixed income and equity securities in accordance with the Companies investment policies. The liquid assets available as of June 30, 1996, were primarily the result of proceeds from a stock offering in progress at that time.

The Company believes that the Companies' present capital position will be adequate for WMA Life to sustain operations during the next twelve months. In anticipation of the ASLAC agreement, WMA Life has been shortening its investment portfolio to meet the liquidity requirements of this agreement. WMA Life may also choose to establish of a line of credit with a third party lending source which could be drawn upon as necessary to fund payments
WMA Life is required to make to acquire new reinsurance in order to avoid having to sell investments at a time when market values of such investments may have decreased.



                        PART II

Item 1.     Legal Proceedings.

  At June 30, 1997, neither the Company, Holding nor WMA
Life was involved in any legal proceedings.

Item 2.     Changes in Securities.

  There have been no changes or modifications to the rights of the holders of any class of registered securities.

Item 3.     Defaults Upon Senior Securities.

  There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.


Item 4.     Submission of Matters to a Vote of Security
Holders.

No matters were submitted during the period covered by this report to a vote of security holders through the solicitation of proxies or otherwise. On or about June
17, 1997, the Company mailed a Notice of Annual Meeting and Proxy Statement to stockholders of record on June 16, 1997 pursuant to which the Company solicited proxies relating to its annual meeting of stockholders to be held at the Grand Hyatt Hotel, 3300 Peachtree Road, Atlanta,
Georgia on Monday, August 11, 1997 at 10:00 a.m. At this annual meeting, stockholders are being asked to: elect four directors; act upon the selection of KPMG Peat
Marwick or others as independent auditors of the Company;
ratify the amendment of the Company's by-laws to change the date of the annual meeting to the second Monday in August of each year; and transact such other business as may properly come before the meeting. A copy of the Company's annual report to stockholders will be available at the annual meeting and at the annual national convention of World Marketing Alliance, Inc. to be held in Las Vegas, Nevada in August , 1997.

Item 5.     Other Information.

  None other than as previously stated herein.


      [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 6.     Exhibits and Reports on Form 8-K.

  No reports were required to be filed on Form 8-K.

Exhibit
Number                Description of Exhibit


4.1         Shareholders' Agreement (2)

4.2         Specimen Stock Certificate (1)

4.3         Subscription Agreement (2)

4.4         Revised Specimen Warrant (3)

4.5         Loan Agreement between WMA Agency and Offering
            Subscribers (2)

10.1 Form of Escrow Agreement between Registrant and Fidelity National Bank as Escrow Agent.(1)

10.2        Form of Promotional Share Escrow Agreement (2)

10.3        Loan Agreement with Money Services, Inc. (2)

10.4        Loan Agreement between Money Services, Inc.
            and WMA Agency (2)

10.5        Management Agreement with WMA Management (2)

16.1        Letter on change in Certifying Accountant (4)

23.2        Consent of KPMG Peat Marwick (5)



                [FOOTNOTES ON NEXT PAGE]


FOOTNOTES TO PRECEDING PAGE:
(1) Filed on September 22, 1995 as part of the registration Statement and incorporated herein by reference pursuant to Rule 12b-23.
(2) Filed on November 17, 1995 as part of the Registration Statement and incorporated herein by reference pursuant to Rule 12b-23.
(3) Filed on December 20, 1995 as part of the Registration Statement and incorporated herein by reference pursuant to Rule 12b-23.
(4) Filed on December 21, 1995 as part of the Registration Statement and incorporated herein by reference pursuant to Rule 12b-23.
(5)    Filed on March 31, 1997 as part of the Company's
       1996 10-KSB.


      [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]
                       SIGNATURES


  In accordance with the requirements of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)   WMA International Corporation



By (Signature/Title)     s/Thomas W. Montgomery   (SEAL)
 Date: August 21, 1997
            Thomas W. Montgomery, Executive Vice
            President, Chief Financial Officer,
            Secretary/Treasurer, and Director