Form 10QSB/A
period 1997-06-30
WMA INTERNATIONAL CORP
filed 1997-09-12
CIK 947716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                     FORM 10-QSB/A

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

(3)  Deferred Tax

     Deferred income tax liabilities and related expenses are determined in accordance with FAS 109 using an effective federal tax rate of 34%. FAS
     109 specifically excludes recognition of the "small life insurance company deduction" available under
     Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction, for which management believes the Company will qualify for a number of years, can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on the Company's earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under FAS 109, at June 30,1997.


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

Reported claims during 1997, through June, and those previously in the course of settlement from prior periods totaled $1,007,350 and $380,000, respectively. Of these, $1,039,850 have been settled during 1997, through June.
Benefits, Claims and Settlement Expenses in the Income
Statement reflect these amounts, including an increase in reserve for future benefits reinsured. The outstanding claims as of June 30, 1997, were $347,500. The total reserve for future benefits and claims as of June 30, 1997, is $583,234. The reserve was determined using principles consistent with those prescribed by FAS 60.
(Note: The corresponding U.S. Statutory Reserve credit taken by WRL and KILICO is $834,282. The U.S. Statutory
Reserve is determined using interest and mortality assumptions typically much more conservative than experience otherwise expected by the industry.)

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


Quarter Ended June 30, 1997 Compared to Quarter Ended
June 30, 1996

Results of Operations

The Companies revenues through second quarter, 1997, were $2,792,899 compared to $474,482 for the same period in 1996, representing an increase of $2,318,417, or 489%.
This increase is primarily attributable to gross premiums associated with a reinsurance agreement WMA Life entered into with WRL during the second quarter, 1996. Investment income resulting from a change in the composition of invested assets also led to an increase in revenues.

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

Net investment income through second quarter, 1997, was $528,672 compared to $233,480 for the same period in 1996, representing an increase of $295,192 or 126%. The primary cause for the increase in net investment income is the result of the majority of the Companies assets being invested into fixed income securities that were previously in cash or cash equivalents. During the third quarter of 1996, the Companies engaged an outside investment manager which then proceeded to invest the assets, in accordance with the Companies investment policies, into fixed income, equity and cash equivalent securities.

Benefits, claims and settlement expenses are $994,889 as compared to $317,142 for the same period in 1996, representing an increase of $677,747 or 214%. An increase in the inforce business and the duration of exposure of reinsurance activities during each respective reporting period are the primary causes for the increase in benefits, claims and settlement expenses. The business inforce at the close of the second quarter, 1997, was $3,383,616,261 as compared to $1,962,756,792 at the same time in 1996. This represents a $1,420,859,469 increase in the inforce business, or 72%. The increase in the inforce business is the principle cause for the benefit reserve increase. A second component of the increase is primarily a result of the exposure period of business reinsured. As of June 30, 1996, WMA Life's death benefit exposure on business reinsured commenced with each individual policy's monthiversary occurring during the month of June, for all policies in force on June 30, 1996. Consequently, during 1996, WMA Life's exposure to the death benefit risk was for approximately one-half of a month as compared to six months during 1997. This difference in exposure period, as well as the growth of inforce business, resulted in greater claims reported during the first two quarters of 1997.

Net reinsurance premium allowances increased from
$132,388 as of June 30, 1996, to $648,859 as of June 30,
1997.  This reflects an increase of $516,471, or 390%.
Reinsurance premium allowances represent a percentage of
each reinsurance premium which is paid or allowed by WMA
Life to the ceding company for each life reinsured.  A
certain portion of the reinsurance allowances are
primarily related to the production of new business.
These amounts have been deferred to the extent that such
costs are recoverable in accordance with the principals
of FAS 60.  The balance of those amounts not deferred are
reflected as net reinsurance premium allowances and are
often a level percentage of individual policy premium
revenues.   Similar to the considerations associated with
the increase in benefits, claims and settlement expenses, the increase in net premium allowances are primarily associated with (a) the increase in period of exposure,
(b) the increase of business in force and (c) the progression of the duration of policies reinsured.

Professional fees, management fees and other expenses were $184,571 as of June 30, 1997, as compared to $42,546 as of June 30, 1996, representing an increase of $142,025, or 334%. The primary causes for the increase in these expenses are primarily associated with the administration of the Company, the establishment of WMA
Life's operating activities and the duration of those activities as compared to the same reporting period for 1996. The Company continues to expect its operating expenses over the next twelve months to consist primarily of the payment of fees relating to management, accounting and consulting services rendered; payment of expenses related to compliance with corporate and tax matters, investment management fees, custodial account fees and other incidental administrative expenses. Holding's operating expenses are expected to be nominal and consist principally of accounting and administrative costs of reporting to regulatory authorities, and fees for business qualification. WMA Life's expenses during the next twelve months are expected to consist of costs associated with its operations as a reinsurance company, which costs include expense allowances payable to ceding insurance companies, payment of fees relating to accounting , actuarial and legal services, investment management fees, management service fees, custodial account fees, and fees and expenses for regulatory compliance in Bermuda. None of the Companies expect to purchase or sell any significant equipment nor expect that there will be any significant change in the number of employees.

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

Amortization of deferred acquisition costs decreased
$7,197 as of June 30, 1997, from $0 as of June 30, 1996.
Deferred acquisition costs related to traditional life insurance (e.g., the monthly renewable term reinsurance) are amortized over the premium paying period of the related policies in proportion to the ratio of annual premium revenues to total anticipated premium revenues.
As a result of the pattern of anticipated premium revenues, the amortization was negative during this reporting period and is considered normal under the principals of reporting under FAS 60.

Income taxes through June 30, 1997, are $400,073 as compared to a benefit of $16,000 for the same reporting period during 1996 representing an increase of $416,073.


As a result of the foregoing, net income through June 30, 1997 was $553,486 compared to <$37,887> through June 30,
1996, an increase of $591,373.

Liquidity and Capital Resources

The Companies primary source of liquidity as of June 30, 1997, was $1,900,543 in cash and cash equivalents compared to $16,880,706 at June 30, 1996, a decrease of $14,980,163. The decrease in cash and cash equivalents was due primarily to placement of assets into fixed income and equity securities in accordance with the Companies investment policies. The liquid assets available as of June 30, 1996, were primarily the result of proceeds from a stock offering in progress at that time.

The Company believes that the Companies' present capital position will be adequate for WMA Life to sustain operations during the next twelve months. In anticipation of the ASLAC agreement, WMA Life has been shortening its investment portfolio to meet the liquidity requirements of this agreement. WMA Life may also choose to establish a line of credit with a third party lending source which could be drawn upon as necessary to fund payments WMA
Life is required to make to acquire new reinsurance in order to avoid having to sell investments at a time when market values of such investments may have decreased.



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


Item 4.     Submission of Matters to a Vote of Security
Holders.

No matters were submitted during the period covered by this report to a vote of security holders through the solicitation of proxies or otherwise. On or about June
17, 1997, the Company mailed a Notice of Annual Meeting and Proxy Statement to stockholders of record on June 16, 1997 pursuant to which the Company solicited proxies relating to its annual meeting of stockholders to be held at the Grand Hyatt Hotel, 3300 Peachtree Road, Atlanta,
Georgia on Monday, August 11, 1997 at 10:00 a.m. At this annual meeting, stockholders were asked to: elect four directors; act upon the selection of KPMG Peat Marwick, LLP or others as independent auditors of the Company;
ratify the amendment of the Company's by-laws to change the date of the annual meeting to the second Monday in August of each year; and transact such other business as may properly come before the meeting. A copy of the Company's annual report to stockholders was made available at the annual meeting and at the annual national convention of World Marketing Alliance, Inc. be in Las Vegas, Nevada in August , 1997.

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

23.2        Consent of KPMG Peat Marwick, LLP (5)



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