Form 10QSB/A
period 1997-06-30
WMA INTERNATIONAL CORP
filed 1997-09-12
CIK 947716

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

                         PART I



      [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

          WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                    Consolidated Balance Sheet

                           June 30, 1997

                            (Unaudited)





Assets                                          June 30, 1997
 June 30, 1997

Cash and cash equivalents                     $ 1,900,543      $ 16,880,706
Fixed maturity securities - available for sale        16,986,448
                                                                -
Equity securities - available for sale            574,035                 -
Investment income due and accrued                 218,563                 -
Reinsurance receivable                                   -          108,614
Prepaid expenses                                    67,734           37,504
Deferred tax assets                                211,573           16,000
Deferred offering costs                                  -          476,896
Deferred acquisition costs                       1,367,525          140,595
Deferred organization costs, net                   142,959          192,709
Other receivables                                      784            3,065

     Total assets                             $ 21,470,164     $ 17,856,089


Liabilities and Stockholders' Equity

Liabilities:
  Stock subscription deposits                            -        3,150,963
  Future policy benefits                           583,234          317,142
  Reinsurance balances payable                      19,011                -
  Accounts payable                                  95,384           67,865
  Accrued interest expense                               -           12,840
  Accrued expenses                                 167,134          127,728
  Due to stockholders                               13,817                -
  Notes payable                                          -         745,950
  Deferred tax liability                           690,110                -

     Total liabilities                           1,568,690        4,422,488

Stockholders' equity:
  Common stock, par value $.001,
     10,000,000 authorized; 2,411,742 and 1,857,811
     shares issued in 1997 and 1996, respectively                  2,412
                                                            1,858
  Additional paid-in capital                    19,348,481    13,824,252
  Unrealized loss on securities available for
     sale, net of taxes                          (192,635)                -
  Accumulated equity (deficit)                     743,216        (392,509)

     Total stockholders' equity                 19,901,474     13,433,601

     Total liabilities and stockholders' equity       $21,470,164
                                                      $17,856,089

See accompanying notes to consolidated financial statements.

          WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

               Consolidated Statements of Operations

                            (Unaudited)





                                               Six Months                 Six
Months
                                              Ended             Ended
                                            June  30, 1997             June
30, 1996
 Revenues:
  Gross premiums                              $       2,264,227  $
241,002
  Net investment income                         528,672             233,480
     Total revenue                            $       2,792,899  $
474,482

Benefits and expenses:
  Benefits, claims and settlement     $         994,889             317,142
  Reinsurance premium allowances, net           648,859             132,388
  Professional fees                                   105,944
    -
  Management fees                                         66,611
    -
  Interest expense                                            -
32,570
  Other expense                                          12,016
42,546
  Amortization of organization costs              18,218            3,723
  Amortization of deferred acquisition costs             (7,197)
    -
     Total benefits and expenses               1,839,340            528,369

     Net income (loss) before income taxes               953,559
(53,887)

  Income tax benefit (expense)                 (400,073)            16,000

     Net income (loss) after income taxes     $          553,486 $
(37,887)













See accompanying notes to consolidated financial statements.


             WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows

                              (Unaudited)

                                              Six Months     Six Months
        Ended                     Ended
                                            June  30, 1997June  30, 1996
Cash flows from operating activities:
  Net income (loss)                     $        553,486     $
(37,887)
  Adjustments to reconcile net income (loss) to cash
     provided by (used in) operations to net cash:
     Amortization                                  18,218           3,266
     Deferred tax expense                         171,959                -
     Change in:
       Investment income due and accrued                (37,298)
   -
       Reinsurance receivables                    30,396          (108,614)
       Deferred acquisition costs               (635,196)         (140,595)
       Prepaid expenses                          (41,657)          (37,504)
       Deferred tax asset                       (211,573)          (16,000)
       Deferred tax liability                     310,912                 -
       Other assets                                     -           (3,065)
       Future policy benefits                    (31,243)           317,142
       Reinsurance balances payable               19,011                  -
       Accrued expenses                           113,556           127,728
       Accrued interest                                -              (155)
       Accounts payable                         (143,296)          (57,011)

       Net cash provided by (used in) operating activities          117,275
              47,305


Cash flows from investing activities:
  Purchase of available-for-sale securities          (2,137,830)
(7,469,705)
  Proceeds from available-for-sale sales of securities             827,000
                  -
       Net cash used in investing activities         (1,310,830)
(7,469,705)


Cash flows from financing activities:
  Issuance of common stock and warrants       1,061,920          13,576,110
  Repayments of borrowings under note payable                -
(2,729)
  Payments for offering and organization costs               -
(197,977)
  Stock subscription deposits                    51,977           3,150,963
       Net cash provided by financing activities            1,113,897
16,526,367

       Net decrease in cash and cash equivalents              (79,658)
 9,103,967

  Cash and cash equivalents at beginning of period          1,980,201
   307,034

  Cash and cash equivalents at end of period         1,900,543   $
9,411,001

  Supplemental disclosure of cash flow
      information - interest paid       $             -      $       32,725

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

(3)  Deferred Tax

     Deferred income tax liabilities and related expenses are determined in accordance with FAS 109 using an effective federal tax rate of 34%. FAS
     109 specifically excludes recognition of the "small life insurance company deduction" available under
     Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction, for which management believes the Company will qualify for a number of years, can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on the Company's earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under FAS 109, at June 30, 1997.


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

Reported claims during 1997, through June, and those previously in the course of settlement from prior periods totaled $1,007,350 and $380,000, respectively. Of these, $1,039,850 have been settled during 1997, through June.
Benefits, Claims and Settlement Expenses in the Income
Statement reflect these amounts, including an increase in reserve for future benefits reinsured. The outstanding claims as of June 30, 1997, were $347,500. The total reserve for future benefits and claims as of June 30, 1997, is $583,234. The reserve was determined using principles consistent with those prescribed by Financial
Accounting Standard ("FAS") 60. (Note: The corresponding U.S. Statutory Reserve credit taken by WRL and KILICO is $834,282. The U.S. Statutory Reserve is determined using interest and mortality assumptions typically much more conservative than experience otherwise expected by the industry.)

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

Results of Operations

The Companies revenues through second quarter, 1997, were $2,792,899 compared to $474,482 for the same period in 1996, representing an increase of $2,318,417, or 489%.
This increase is primarily attributable to gross premiums associated with a reinsurance agreement WMA Life entered into with WRL during the second quarter, 1996. Investment income resulting from a change in the composition of invested assets, described below, also led to an increase in revenues.

Gross premiums through second quarter 1997 were $2,264,227 compared to $241,002 for the same period in 1996, representing an increase of $2,023,225 or 839%.
This increase is primarily attributable to the reinsurance agreement with WRL, and to a much lessor extent to a reinsurance agreement executed during the fourth quarter of 1996 with KILICO. Considering the reinsurance under these agreements are conducted on a monthly renewable term basis, not only are premium revenues expected to increase with the growth of business sold by WMA Agency, but revenues are also expected to increase as the duration of policies progress under these agreements.

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

Benefits, claims and settlement expenses are $994,889 as compared to $317,142 for the same period in 1996, representing an increase of $677,747 or 214%. An increase in the inforce business and the duration of exposure of reinsurance activities during each respective reporting period are the primary causes for the increase in benefits, claims and settlement expenses. The business in force at the close of the second quarter, 1997, was $3,383,616,261 as compared to $1,962,756,792 at the same time in 1996. This represents a $1,420,859,469 increase in the inforce business, or 72%. The increase in the inforce business is the principle cause for the benefit reserve increase. A second component of the increase is primarily a result of the exposure period of business reinsured. As of June 30, 1996, WMA Life's death benefit exposure on business reinsured commenced with each individual policy's monthiversary occurring during the month of June, for all policies in force on June 30, 1996. Consequently, during 1996, WMA Life's exposure to the death benefit risk was for approximately one-half of a month as compared to six months during 1997. This difference in exposure period, as well as the growth of in force business, resulted in greater claims reported during the first two quarters of 1997.

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

Professional fees, management fees and other expenses were $184,571 as of June 30, 1997, as compared to $42,546 as of June 30, 1996, representing an increase of $142,025, or 334%. The primary causes for the increase in these expenses are primarily associated with the administration of the Company, the establishment of WMA
Life's operating activities and the duration of those activities as compared to the same reporting period for 1996. The Company continues to expect its operating expenses over the next twelve months to consist primarily of the payment of fees relating to management, accounting and consulting services rendered; payment of expenses related to compliance with corporate and tax matters, investment management fees, custodial account fees and other incidental administrative expenses. Holding's operating expenses are expected to be nominal and consist principally of accounting and administrative costs of reporting to regulatory authorities, and fees for business qualification. WMA Life's expenses during the next twelve months are expected to consist of costs associated with its operations as a reinsurance company, which costs include expense allowances payable to ceding insurance companies, payment of fees relating to accounting, actuarial and legal services, investment management fees, management service fees, custodial account fees, and fees and expenses for regulatory compliance in Bermuda. None of the Companies expect to purchase or sell any significant equipment nor expect that there will be any significant change in the number of employees.

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





Item 4.     Submission of Matters to a Vote of Security
Holders.

No matters were submitted during the period covered by this report to a vote of security holders through the solicitation of proxies or otherwise. On or about June
17, 1997, the Company mailed a Notice of Annual Meeting and Proxy Statement to stockholders of record on June 16, 1997 pursuant to which the Company solicited proxies relating to its annual meeting of stockholders to be held at the Grand Hyatt Hotel, 3300 Peachtree Road, Atlanta,
Georgia on Monday, August 11, 1997 at 10:00AM. At this annual meeting, stockholders were asked to : elect four directors; act upon the selection of KPMG Peat Marwick, LLP or others as independent auditors of the Company;
ratify the amendment of the Company's by-laws to change the date of the annual meeting to the second Monday in August of each year; and transact such other business as may properly come before the meeting. A copy of the Company's annual report to stockholders was made available at the annual meeting and at the annual national convention of World Marketing Alliance, Inc.
held in Las Vegas, Nevada in August, 1997.

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

10.4                  Loan Agreement between Money
                      Services, Inc. and WMA Agency (2)

10.5                  Management Agreement with WMA
                      Management (2)

16.1                  Letter on change in Certifying
  Accountant (4)

23.2                  Consent of KPMG Peat Marwick, LLP (5)



                [FOOTNOTES ON NEXT PAGE]




FOOTNOTES TO PRECEDING PAGE:


(1)    Filed On September 22, 1995 as part of the
       Registration Statement and incorporated herein by reference pursuant to Rule 12b-23
(2) Filed on November 17, 1995 as part of the Registration Statement and incorporated herein by reference pursuant to Rule 12b-23.
(3) Filed on December 20, 1995 as part of the Registration Statement and incorporated herein by reference pursuant to Rule 12b-23.
(4) Filed on December 21, 1995 as part of the Registration Statement and incorporated herein by reference pursuant to Rule 12b-23.
(5)    Filed on March 31, 1997 as part of the Company's
   1996 10-KSB.



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