Form 10QSB
period 1997-09-30
WMA INTERNATIONAL CORP
filed 1997-11-17
CIK 947716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                      FORM 10-QSB

(Mark
 One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

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

     Check whether the issuer (1) filed all reports required to be filed by Sect ion 13 or 15(d) of the Exchange Act during the past 12 months (or for such short er period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No

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

     As of September 30, 1997, there were 2,411,742 shares of common stock (.001 par value) outstanding, and 88,258 warrants had been issued, each warrant representing the right to purchase a share of common stock for $10.

     Transitional Small Business Disclosure Format (Check one):  Yes___ No  X




                   Table of Contents


                         PART I
                                               Page No.

Item 1         Financial Statements                                        3

Item 2         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              10


                        PART II

Item 1         Legal Proceedings                                      14

Item 2         Changes in Securities                                       14

Item 3         Defaults Upon Senior Securities                              14

Item 4         Submission of Matters to a Vote of Security Holders          14

Item 5         Other Information                                      14

Item 6         Exhibits and Reports on Form 8-K                            16






      [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

    WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

              Consolidated Balance Sheet

                  September 30, 1997
(Unaudited)








               September 30,

               September 30,







                    1997

                    1996


                    Assets


















                              Cash and cash equivalents

                                          $3,303,958

                                         $17,496,640


                                         Funds withheld

                                                   -

                                             555,926


         Fixed maturity securities - available for sale
                                          15,003,703

                                                   -


                 Equity securities - available for sale

                                             613,457

                                                   -


                      Investment income due and accrued

                                             250,525

                                                   -


                                 Reinsurance receivable

                                              47,780

                                                   -


                                       Prepaid expenses

                                              58,999

                                                   -


                                Deferred offering costs

                                                   -

                                             516,527


                             Deferred acquisition costs

                                           3,382,278

                                             407,273


                       Deferred organization costs, net

                                             133,850

                                             170,370


                                      Other receivables

                                                 784

                                              55,085














                                           Total assets

                                         $22,795,334

                                         $19,201,821












                   Liabilities and Stockholders' Equity
















                                           Liabilities:








                            Stock subscription deposits

                                                   -

                                             283,729



                                 Future policy benefits

                                             974,874

                                             388,359



                           Reinsurance balances payable

                                             278,129

                                                   -



                                       Accounts payable

                                             110,485

                                             111,436



                                       Accrued expenses

                                             207,969

                                              50,457



                                    Due to stockholders

                                              13,817

                                                    -









                                 Deferred tax liability

                                             655,231

                                              75,000














                                      Total liabilities

                                           2,240,505

                                             908,981












                                  Stockholders' equity:







                        Common stock, par value $ .001,







         10,000,000 authorized; 2,411,742 and 2,256,103







           shares issued in 1997 and 1996, respectively
                                               2,412

                                               2,256



                             Additional paid-in capital

                                          19,346,481

                                          18,295,524



            Unrealized loss on securities available for







                                     sale, net of taxes

                                               42,438

                                                   -



                           Accumulated equity (deficit)

                                            1,183,499

                                              (4,940)














       Total stockholders' equity before treasury stock
                                           20,574,829

                                          18,292,840













 Less cost of 2,000 and 0 shares reacquired and held in







  treasury at September 30, 1997 and 1996, respectively
                                             (20,000)

                                                   0







                                           20,554,829

                                          18,292,840














          Total liabilities and stockholders' equity
                                          $22,795,334

                                          $19,201,821










See accompanying notes to consolidated financial statements.

WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

   Consolidated Statements of Operations
                (Unaudited)


















     Nine Months               Ended

                                    Nine Months Ended







                                        September 30,

                                        September 30,







                                                 1997

                                                 1996


                                              Revenues:








                                               Premiums

                                          $3,652,644

                                          $1,054,800



                Gross deposits and other considerations
                                          20,495,836

                                                   -



                        Modified coinsurance reserve
                                             adjustment

                                         (20,395,080)

                                                   -



                                  Net investment income

                                             836,617

                                             438,933




                                          Total revenue

                                           4,590,017

                                           1,493,733












                                 Benefits and expenses:







                        Benefits, claims and settlement

                                           1,655,724

                                             516,392



                    Reinsurance premium allowances, net
                                           1,052,112

                                             273,191



                                      Professional fees

                                             166,015

                                              83,567



                                        Management fees

                                              97,611

                                             103,532



                                       Interest expense

                                               9,427

                                              42,583



                                          Other expense

                                              31,505

                                              35,079



                     Amortization of organization costs
                                              27,328

                                              11,815



             Amortization of deferred acquisition costs
                                              18,872

                                               2,893




                            Total benefits and expenses
                                           3,058,594

                                           1,069,052





















                             Income before income taxes
                                           1,531,423

                                             424,681













                                            Income tax

                                            (537,658)

                                             (75,000)














                                             Net income
                                            $993,765

                                            $349,681












                                   Net income per share

                                                $0.42

                                                $0.30





















                      Common shares used in computing
                                                 income
                                              per share
                                            2,369,265

                                            1,172,133














See accompanying notes to consolidated financial statements.

       WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

            Consolidated Statements of Cash Flows

                         (Unaudited)







Nine Months

Nine Months







Ended

Ended







September 30,

September 30,








1997

1996


Cash flows from operating activities:







                                             Net income

                                            $993,765

                                            $349,681



            Adjustments to reconcile net income to cash






                       provided by (used in) operations







                                           Amortization

                                              27,328

                                              11,815




                                             Change in:









                      Investment income due and accrued
                                             (69,260)

                                                   -





                                       Funds withheld

                                                   -

                                            (555,926)





                                Reinsurance receivables
                                             (17,385)

                                                   -





                             Deferred acquisition costs
                                          (2,649,949)

                                            (407,273)





                                     Prepaid expenses

                                             (32,922)

                                                   -





                               Deferred tax liability

                                             775,228

                                              75,000





                                         Other assets

                                                   -

                                             (55,085)





                               Future policy benefits

                                             360,397

                                             388,359





                           Reinsurance balances payable
                                             278,129

                                                   -





                                     Accrued expenses

                                             154,390

                                              50,457





                                     Accounts payable

                                            (128,193)

                                             (26,435)















    Net cash provided by (used in) operating activities
                                            (308,472)

                                            (169,407)






















                  Cash flows from investing activities:







              Purchase of available-for-sale securities
                                          (2,364,412)

                                          (6,991,474)



   Proceeds from available-for-sale sales of securities
                                           2,904,743

                                                   -





                        Net cash provided by activities
                                              540,331

                                          (6,991,474)


























                  Cash flows from financing activities:







                  Issuance of common stock and warrants
                                           1,059,920

                                          18,047,780



                             Purchase of treasury stock

                                             (20,000)

                                                   -



            Repayments of borrowings under note payable
                                                   -

                                            (748,679)



                        Offering and organization costs

                                                   -

                                            (223,817)



                            Stock subscription deposits

                                              51,977

                                             283,729





              Net cash provided by financing activities
                                           1,091,897

                                          17,359,013















              Net increase in cash and cash equivalents
                                           1,323,756

                                          10,198,132













       Cash and cash equivalents at beginning of period
                                           1,980,201

                                             307,034













             Cash and cash equivalents at end of period
                                           $3,303,957

                                         $10,505,166













       Supplemental disclosure of cash flow information







                                        - interest paid

                                              $9,427

                                             $42,583



See accompanying notes to consolidated financial statements.

WMA INTERNATIONAL CORPORATION AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

              September 30, 1997


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


(2)  Stock Subscriptions

     As of September 30, 1997 the Company has received $19,617,420 for purchases of common stock and warrants pursuant to an offering for which the registration statement became effective December 22, 1995. The Company has accepted $19,117,420 for purchases of common stock representing 1,911,742 shares of common stock issued pursuant to the offering and $500,000 for purchases of 500,000 warrants, each representing the right to purchase a share of common stock for $10.


(3)  Deferred Tax

     Deferred income tax liabilities and related expenses are determined in accordance with Statement of Financial Accounting Standard No. 109 (SFAS No.
109) using an effective federal tax rate of 34%. SFAS No. 109 specifically excludes recognition of the "small life insurance company deduction" available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction, for which management believes the Company will qualify for a number of years, can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on the Company's earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No. 109, at September 30, 1997.



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

During 1997, the Company has been engaged primarily in providing reinsurance, through WMA Life, and in negotiating the terms of additional reinsurance agreements into which the Company expects WMA Life to enter during 1997 and 1998. The Company has also entertained the exploration of non-reinsurance opportunities that may be synergistic with the leveraging strengths created by WMA Agency. Given the resources presently available to the Company, it intends to expand its presence in the reinsurance field and to explore possible diversification into other enterprises in the financial services industry.

As of September 30, 1997, WMA Life had in effect three reinsurance indemnity agreements for variable universal life insurance products and a flexible premium deferred variable annuity product. The reinsurance of the variable universal life insurance products includes business previously and currently being sold by WMA Agency and issued or anticipated to be issued by Western Reserve Life Assurance Co. of Ohio ("WRL") and Kemper Investors Life Insurance Company ("KILICO"). The WRL and KILICO reinsurance agreements provide for the reinsurance of a portion of all individual Variable Universal Life policies sold by WMA Agency on a monthly renewable term basis (a variation of Yearly Renewable
Term).

WMA Life executed a reinsurance agreement with American Skandia Life Assurance Corporation ("ASLAC") during July, 1997, providing for the reinsurance of a portion of all "Imperium" Variable Annuity policies sold by WMA Agency commencing as of January 1, 1997. The Imperium policies are proprietary products exclusively distributed and sold by WMA Agency. The reinsurance under this agreement is conducted on a modified coinsurance basis. Aside from the initial reinsurance settlement representing business issued from the first of the year, monthly cash outflows are expected to range from $250,000 to $300,000 for the balance of 1997 in support of this agreement.

WMA Life has become a material reinsurer of WRL. As of September 30, 1997, premiums from reinsurance of WRL life insurance policies represented the majority share of WMA Life's business revenues, and this reliance on WRL is anti cipated to continue for the foreseeable future, particularly in light of the sub
stantial volume of WRL policies that are sold by WMA Agency.   The Company
also anticipates WMA Life will become a material reinsurer of KILICO and ASLAC.

As of September 30, 1997, WMA Life's business inforce with respect to reinsurance agreements on life insurance policies constituted 138,759 policies with $3,883,486,595 of reinsured death benefits. WMA Life's business inforce with respect to an reinsurance agreement on annuity policies constituted 1,278 policies with $22,234,824 of reinsured annuity contract benefits. Associated with these agreements , the income and balance sheet statements as of September 30, 1997, reflect premiums and deposits, benefits, claims, settlement expenses, reserves and deferred acquisition costs.
Such entries are normal within the context of an insurance enterprise.

The deferred acquisition costs reflect expenses and reinsurance premium allowances that are directly associated with the acquisition of the reinsured business. These expenses include actuarial, legal and accounting fees, salaries and expenses, as well as reinsurance allowances in excess of ultimate renewal allowances. These expenses have been deferred to the extent that such costs are deemed recoverable from future revenues. Benefits, Claims and Settlement Expenses in the Income Statement reflect life insurance claims settled, increases in claims in the course of settlement and an increase in the liability for future benefits reinsured under the monthly renewable term agreements. The outstanding claims as of September 30, 1997, were $712,500. The total liability for future benefits and claims as of September 30, 1997, is $974,874. (Note: The corresponding U.S. statutory reserve credit taken by the ceding insurance companies is $1,262,490. The U.S. statutory reserve is determined using interest and mortality assumptions typically much more conservative than experience otherwise expected by the industry.)

The accounting treatment for the modified coinsurance agreement follows principles consistent with generally accepted accounting principles ("GAAP"). However, it differs from the accounting treatment given the monthly renewable term agreement. The principal difference lies in the manner in which revenues are reported. (See Part II, Item 5, Other Information, for further explanation of the accounting treatment.) Accordingly, the statement of operations reflect premiums as Deposits and Other Considerations. The Modified Coinsurance Reserve Adjustment reflects the increase in the assets deposited with the ceding company plus incurred policy benefits and claims, less investment gains and losses. As a result, the netting of Deposits and Other Considerations and the Modified Coinsurance Reserve Adjustment is equal to revenues of $100,756. Assets and liabilities relating to reinsurance agreements written on a modified coinsurance basis have been netted and included in other reinsurance balances on the balance sheet since a right of offset exists.

The Company expects to cause WMA Life to enter into additional reinsurance agreements in 1997 and 1998 with companies including The Midland Life Insurance Company, WRL and ASLAC with respect to policies sold by WMA Agency. The Company anticipates that WMA Life will reinsure different types of life insurance products of these companies, including variable annuities, term life, universal life and other insurance products. There are no established criteria, parameters or limitations with respect to the nature and amount of additional reinsurance to be written by WMA Life. The Company has, and will continue to have, complete discretion in determining the nature and amount of additional reinsurance to be written by WMA Life.

These reinsurance agreements also may provide that an amount remain on deposit with the ceding insurance company until such time as WMA Life provides security such as a Letter of Credit (LOC) for the benefit of the ceding company. WMA Life has previously secured a LOC in favor of WRL and, during the fourth quarter, 1997, will increase the LOC from $1,000,000 to $2,000,000. WMA Life previously secured a LOC of $30,000 in favor of KILICO resulting in the release of funds previously withheld by KILICO. If determined to be necessary, WMA Life will develop facilities for future LOC's and trust arrangements in support of additional reinsurance agreements.


Nine Month Period Ending September 30, 1997 Compared to Nine Month Period Ending September 30, 1996

Results of Operations

The Companies revenues through third quarter, 1997, were $4,590,017 compared to $1,493,733 for the same period in 1996, representing an increase of $3,096,284, or 207%. This increase is primarily attributable to premiums associated with a reinsurance agreement WMA Life entered into with WRL during the second quarter, 1996. To a lesser extent, revenue increases are also attributable to reinsurance agreements WMA Life entered into with ASLAC and KILICO.
Investment income resulting from a change in the composition of invested assets, described below, also led to an increase in revenues. Premiums through third quarter 1997 were $3,652,644 compared to $1,054,800 for the same period in 1996, representing an increase of $2,597,844 or 246%. This increase is primarily attributable to the reinsurance agreement with WRL, and to a much lesser extent to a reinsurance agreement executed during the fourth quarter of 1996 with KILICO. Considering the reinsurance under these agreements are conducted on a monthly renewable term basis, not only are premium revenues expected to increase with the growth of business sold by WMA Agency, but revenues are also expected to increase as the duration of policies progress under these agreements.

Revenues attributed to the modified coinsurance agreement reflect mortality and expense (M&E) charges, policy charges and deferred sales charges deducted from the reinsured policy account balances. Revenues with regard to this agreement total $100,756 through the third quarter, 1997. (These are the result of netting the Deposits and Other Considerations with the Modified Coinsurance Reserve Adjustment.) There are not prior period revenue comparisons considering this agreement was executed during the third quarter, 1997.

Net investment income through third quarter, 1997, was $836,617 compared to $438,933 for the same period in 1996, representing an increase of $397,684 or 91%. The primary cause for the increase in net investment income is the result of the majority of the Companies' assets being invested into fixed income securities that were previously in cash or cash equivalents. Fixed income securities generally offer greater investment yields than cash or cash equivalent securities. During the third quarter of 1996, the Companies engaged an outside investment manager which then proceeded to invest the assets, in accordance with the Companies' investment policies, into fixed income, equity and cash equivalent securities. Benefits, claims and settlement expenses are $1,655,724 as compared to $516,392 for the same period in 1996, representing an increase of $1,139,332 or 221%. An increase in the inforce business and the duration of exposure of reinsurance activities during each respective reporting period are the primary causes for the increase in benefits, claims and settlement expenses. The business in force at the close of the third quarter, 1997, was $3,883,486,595 as compared to $2,300,062,161 at the same time in 1996. This represents a $1,583,424,434 increase in the inforce business, or 69%. The increase in the inforce business is the principle cause for the increase in benefits and claims. A second component of the increase is primarily a result of the exposure period of business reinsured. As of September 30, 1996, WMA Life's death benefit exposure on business reinsured commenced with each individual policy's monthiversary occurring during the month of June, for all policies in force on June 30, 1996. Consequently, during 1996, WMA Life's exposure to the death benefit risk was for approxima tely three and one-half months as compared to nine months during 1997. This difference in exposure period, as well as the growth of in force business, resulted in greater claims reported during the first three quarters of 1997.

Net reinsurance premium allowances increased to $1,052,112 as of September
30, 1997, from $273,191 as of September 30, 1996. This reflects an increase of $788,921, or 285%. Reinsurance premium allowances represent a percentage of each reinsurance premium which is paid or allowed by WMA Life to the ceding company for each life reinsured. A certain portion of the reinsurance allowances are primarily related to the production of new business. These amounts have been deferred to the extent that such costs are recoverable in accordance with the principles of GAAP. The balance of those amounts not deferred are reflected as net reinsurance premium allowances and are often a
level percentage of individual policy revenues.   Similar to the considerations
associated with the increase in benefits, claims and settlement expenses, the increase in net premium allowances, attributable to the WRL and KILICO monthly renewable term reinsurance agreements, are primarily associated with
(a) the increase in period of exposure, (b) the increase of business in force and (c) the progression of the duration of policies reinsured.

Professional fees, management fees and other expenses were $295,131as of September 30, 1997, as compared to $222,178 as of September 30, 1996, representing an increase of $72,953, or 33%. The primary causes for the increase in these expenses are primarily associated with the administration of the Company, the establishment of WMA Life's operating activities and the duration of those activities as compared to the same reporting period for 1996. The Company continues to expect its operating expenses over the next twelve months to consist primarily of the payment of fees relating to management, accounting and consulting services rendered; payment of expenses related to compliance with corporate and tax matters, investment management fees, custodial account fees and other incidental administrative expenses. Holding's operating expenses are expected to be nominal and consist principally of accounting and administrative costs of reporting to regulatory authorities, and fees for business qualification. WMA Life's expenses during the next twelve months are expected to consist of costs associated with its operations as a reinsurance company, which costs include expense allowances payable to ceding insurance companies, payment of fees relating to accounting, actuarial and legal services, investment management fees, management service fees, custodial account fees, and fees and expenses for regulatory compliance in Bermuda. In addition to the above, management is also considering the addition of one or more employees during 1998 as a result of the Companies' expanding operations. None of the Companies expect to purchase or sell any significant equipment.

Interest expenses were $9,427 through September 30, 1997, as compared to $42,583 as of September 30, 1996. The 1996 expense did not reoccur during 1997 because a $750,000 loan from Money Services, Inc. was repaid during the third quarter, 1996. The interest expense reported through September, 1997, is a non-recurring expense directly attributed to the initial settlement in accordance with the terms of the ASLAC agreement.

Amortization of organization costs increased to $27,328 as of September 30, 1997, from $11,815 as of September 30, 1996. The net increase of $15,513, or 131%, reflects the five year amortization of costs associated with the organiza tion of the Company that were previously capitalized.

Amortization of deferred acquisition costs increased $15,979, or 552%, to $18,872 as of September 30, 1997, from $2,893 as of September 30, 1996. Deferred acquisition costs related to traditional life insurance (e.g., the monthly renewable term reinsurance) are amortized over the premium paying period of the related policies in proportion to the ratio of premium revenues to total anticipated premium revenues . Deferred costs related to interest-sensitive policies (e.g., the modified coinsurance agreement) are amortized over the lives of the underlying policies, with regard to the terms of the reinsurance agreement, in relation to the present value of estimated gross profits from mortality, investment and expense margins. As a result of the pattern of anticipated premium revenues, the amortization was negative for the monthly renewable term business during this reporting period, but positive for the modified coinsurance business. These amortization patterns are considered normal under the principles of reporting under GAAP.

Income before taxes through September 30, 1997, was $1,531,424 compared to $424,681 as of September 30, 1996, an increase of $1,106,743, or 261%.
Income taxes through September 30, 1997, are $537,658 as compared to $75,000 for the same reporting period during 1996 representing an increase of $462,658.

As a result of the foregoing, net income through September 30, 1997, was $993,766 compared to $349,681 through September 30, 1996, an increase of $644,085, or 184%.

Liquidity and Capital Resources

The Companies primary source of liquidity as of September 30, 1997, was $3,303,957 in cash and cash equivalents compared to $17,496,640 at September 30, 1996, a decrease of $14,192,682. The decrease in cash and cash equivalents was due primarily to placement of assets into fixed income and equity securities in accordance with the Companies' investment policies. The liquid assets available as of September 30, 1996, were primarily the result of proceeds from a stock offering in progress at that time.

The Company believes that the Companies' present capital position will be adequate for WMA Life to sustain operations during the next twelve months. In anticipation of the ASLAC agreement, WMA Life repositioned its investment portfolio to meet the liquidity requirements of this agreement. The effective duration of the Companies' fixed income portfolio's are less than four years with over 90% of the fixed income assets having a maturity of less than 10 years. The fixed income portfolios, including short term assets, represent over 95% of total invested assets and have average quality ratings of AA2 and AA3 for WMA Life and the Company, respectively.



 [REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]


                        PART II

Item 1.     Legal Proceedings.

  At September 30, 1997, neither the Company, Holding nor WMA Life was involved in any legal proceedings.

Item 2.     Changes in Securities.

  There have been no changes or modifications to the rights of the holders of any class of registered securities.

Item 3.     Defaults Upon Senior Securities.

  There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.

Item 4.     Submission of Matters to a Vote of Security Holders.

   The Company's annual meeting of stockholders was held in Atlanta, Georgia on August 11, 1997. The purpose of the meeting was to elect four directors; to ratify or reject the selection of KPMG Peat Marwick, LLP to audit the Company's financial statements for the fiscal year ending December 31, 1997; to ratify the amendment to the Company's By-laws to change the date of the annual meeting to the second Monday in August; and to consider any other business that may come before the meeting.

   Set forth below are the results of the election of Directors of the Company.


                     Name of Nominee
                     Votes Cast For
             Votes Cast Against or Withheld


S. Hubert Humphrey, Jr.
                        1,510,905
                         13,957


Thomas W. Montgomery
                       1,511,914,
                         12,948


C. Simon Scupham
                        1,510,914
                         13,948


Edward F. McKernan
                        1,511,914
                         12,948


   The ratification of the selection of KPMG Peat Marwick, LLP as the Company's auditors for 1997 was approved by 1,497,126 votes FOR, 499 AGAINST, and 27,237 ABSTAINING.

   The amendment to the Company's By-laws changing the date of the annual stockholders meeting was approved by a vote of 1,506,934 FOR, 54 AGAINST, and 17,874 ABSTAINING.

   No other business came before the meeting which required a vote of the stockholders.

Item 5.     Other Information.

   The accounting treatment for the monthly renewable term agreements follow principles consistent with those prescribed by Statement of Financial Accounting Standard No. 60 ("SFAS No. 60"). Under SFAS No. 60, deferred costs are amortized over the premium paying period of the related reinsurance agreements in proportion to the ratio of premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future benefits.

The accounting treatment for the modified coinsurance agreement follows principles consistent with those prescribed by Statement of Financial Accounting Standard No. 97 ("SFAS No. 97"). Pursuant to the accounting methods prescribed by SFAS No. 97, deferred costs are amortized over the lives of the underlying policies, with regard to the terms of the reinsurance agreement, in relation to the present value of estimated gross profits from mortality, investment and expense margins.

Under SFAS No. 97, the accounting treatment also differs from SFAS No. 60 in that premiums and deposits paid by policyholders are credited to the policy account balance, a liability, rather than income. Revenues consist primarily of policy mortality & expense (M&E) charges, policy administration charges and surrender charges that have been assessed against policy account balances during the reporting period. Such charges are recognized in revenue as earned rather than recognizing premiums as under SFAS No. 60. Premiums and deposits were $20,495,836 through third quarter, 1997, as compared to revenues of $100,756.

SFAS No. 97 liabilities are equal to policy account balances without recognition of applicable surrender charges. Assets equal to these liabilities are held by the ceding company and, of these, assets equal to the statutory reserves are legally owned by the ceding company. Investment gains and losses accrue to these assets reflecting the performance of the ceding company's separate account investment experience. Further, policy benefits and claims, not to exceed the policy account balance, are charged against the policy account balance. Benefits and claims in excess of the policy account balance, if any, are charged to expense. Policy account balances were $22,234,824 as of September 30, 1997. (Note: The corresponding U.S. statutory reserve is $20,901,472.)


[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 6.     Exhibits and Reports on Form 8-K.

  No reports were required to be filed on Form 8-K.

                   Exhibit
Number                Description of Exhibit

3.1       Articles of Incorporation (1)

3.2       By-laws (1)

3.2.1     Amendment to By-laws of the Company

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

10.3      Loan Agreement with Money Services, Inc. (3)

10.4      Loan Agreement between Money Services, Inc. and WMA Agency (3)

10.5      Management Agreement with WMA Management (3)

16.1      Letter on change in Certifying Accountant (5)

23.2      Consent of KPMG Peat Marwick, LLP (6)





           [FOOTNOTES ON NEXT PAGE]

        FOOTNOTES TO PRECEDING PAGE:

(1) Filed on June 28, 1995 as part of the Registration Statement and incorporated herein by reference pursuant to Rule 12b-23
(2) Filed on September 22, 1995 as part of the Registration Statement and incorporated herein by reference pursuant to Rule 12b-23.
(3) Filed on November 17, 1995 as part of the Registration Statement and incorporated herein by reference pursuant to Rule 12b-23.
(4) Filed on December 20, 1995 as part of the Registration Statement and incorporated herein by reference pursuant to Rule 12b-23.
(5) Filed on December 21, 1995 as part of the Registration Statement and incorporated herein by reference pursuant to Rule 12b-23.
(6)    Filed on March 31, 1997 as part of the Company's 1996 10-KSB.


[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                 SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)   WMA International Corporation



By (Signature/Title) /s/ Thomas W. Montgomery  (SEAL)  Date:  November 14, 1997.
            Thomas W. Montgomery, Executive Vice
            President, Chief Financial Officer,
            Secretary/Treasurer, and Director

                                          EXHIBIT 3.2.1

WMA INTERNATIONAL CORPORATION

                  * * * * *

             FIRST AMENDMENT TO
B Y - L A W S
* * * * *

   Article II, Section 2 of the By-Laws is hereby deleted in its entirety and in lieu thereof the following shall be substituted:

   "Section 2. Annual meetings of stockholders, commencing with the year 1997, shall be held on the Second Monday in August, if not a legal holiday, and if a legal holiday, then on the next secular day following, at 10:00 A.M., or at such other date and time as shall be designated from time to time by the board of directors and stated in the notice of the meeting, at which they shall elect by a plurality vote a board of directors, and transact such other business as may properly be brought before the meeting."





                               Date of Amendment: June 3, 1997