Form 10KSB40
period 1997-12-31
WMA INTERNATIONAL CORP
filed 1998-03-31
CIK 947716

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                FORM 10-KSB 405



(Mark
 One)
-----
 (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF
     1934

For the transition period from _____________ to _____________

Commission file number 33-94226-A


                               THE WMA CORPORATION
                 (Name of small business issuer in its charter)

         Delaware                                            58-2179041
         --------                                            ----------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)


                11315 Johns Creek Parkway, Duluth, Georgia 30097
                ------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number:  (770) 248-3311

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange
   Title of each class                                on which registered
         None                                                 None
         ----                                                 ----

Securities registered under Section 12(g) of the Exchange Act:

         Common Stock - Par Value $.001                       None
         ------------------------------                       ----
         (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to be best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No
                                          ---   ---

         The issuer's revenues for 1997 were $6,799,954.

         At February 28, 1998, there were 2,497,800 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates computed on the basis of the price at which the stock was sold was $19,978,000. All warrants previously issued in 1995 have been exercised. There is no established market for the shares of common stock.

                                TABLE OF CONTENTS


                                     PART I

                                                                              PAGE NO.
                                                                              --------
ITEM 1            Description of Business                                         4

ITEM 2            Description of Property                                        11

ITEM 3            Legal Proceedings                                              11

ITEM 4            Submission of Matters to a Vote of Security Holders            11

                                     PART II

ITEM 5            Market for Common Equity and Related Stockholder Matters       12

ITEM 6            Management's Discussion and Analysis or Plan of Operation      12

ITEM 7            Financial Statements                                           18

ITEM 8            Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                            34

                                    PART III

ITEM 9            Directors, Executive Officers, Promoters and                   34
                  Control Persons, Compliance With Sections 16(a)
                  of the Exchange Act

ITEM 10           Executive Compensation                                         35

ITEM 11           Security Ownership of Certain Beneficial Owners                36
                  and Management

ITEM 12           Certain Relationships and Related Transactions                 37

ITEM 13           Exhibits and Reports on Form 8-K                               38

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview

         The WMA Corporation (the "Company") was formed March 9, 1995 by S. Hubert Humphrey, Jr. ("Mr. Humphrey") under Delaware law under the name WMA International Corporation. On March 3, 1998, the Company's stockholders approved the change of its corporate name to The WMA Corporation. The Company owns 100% of the outstanding stock of WMA Life Insurance Company Limited, a Bermuda life insurance corporation formed August 2, 1995 ("WMA Life"). The Company also owns 100% of the outstanding stock of WMA Life Holding, Ltd. ("Holding"), a Bermuda corporation which has no significant business operations. In December of 1996, WMA Life became a wholly owned subsidiary of the Company. As used in this document, the "Company" means The WMA Corporation and, unless the context requires otherwise, WMA Life.

         The Company, through WMA Life, provides reinsurance for certain life insurance companies on variable universal life insurance ("VUL") and variable annuity policies sold through World Marketing Alliance, Inc. ("WMA Agency"). WMA Agency is a Georgia corporation which operates a multi-product independent insurance agency.

         The Company commenced reinsurance operations near the end of the second quarter of 1996. From commencement through 1997, the Company primarily reinsured mortality risks on VUL policies. In July of 1997, the Company entered an agreement to reinsure benefits and risks on variable annuity policies.

         The Company currently has reinsurance agreements with Western Reserve Life Assurance Company of Ohio ("Western Reserve"), Kemper Investors Life Insurance Company ("Kemper"), and American Skandia Life Assurance Corporation ("American Skandia"), all of which are hereinafter collectively referred to as the "Ceding Life Companies." The Company's largest reinsurance relationship is currently with Western Reserve.

         For the year ended December 31, 1997, the Company earned $1.52 million on revenues of $6.80 million. Total assets and stockholders' equity at December 31, 1997 were $25.07 million and $22.08 million, respectively. As of December 31, 1997, the Company reinsured approximately 150,000 policies and had life reinsurance in force with an aggregate face value of $4.16 billion.

         The Company was formed principally to provide an opportunity for WMA Agency's independent insurance agents ("WMA Sales Associates") to participate indirectly in certain business produced by WMA Agency. The Company believes that WMA Sales Associates who have an equity interest in the Company have a greater incentive to place profitable and persistent business with life insurers whose policies are reinsured by the Company. As of December 31, 1997, WMA

Sales Associates and employees of WMA Agency owned in aggregate 1,997,800 shares, or approximately 80%, of the outstanding common stock of the Company and Mr. Humphrey owned approximately 20%.

Reinsured Products

         The Company currently reinsures only VUL and variable annuity policies.

         - VUL is a flexible premium adjustable life insurance plan that offers a form of permanent insurance to the policyholder but also enables the policyholder, within certain limitations, to change the face amount or death benefit of the policy and the timing of the premium payments to meet the policyholder's situation, even after the policy is written. The death benefits and cash values in VUL policies vary to reflect investment experience of a separate account (i.e., a separate pool of assets, typically mutual funds). The policyholder may specify, within limits and from time to time, where the assets in the separate account are to be invested. The policy has a guaranteed minimum death benefit while cash values vary with the investment performance of the separate account. In a VUL policy, the investment risk is passed on to the policyholder. From the premium paid by the policyholder, the insurance company deducts charges for the cost of the mortality risk and administrative expenses. The balance is placed in the separate account for investment in accordance with the policyholder's direction. The net amount of risk on a VUL policy is often defined as the difference between the specified face amount of insurance and the value of the assets in the separate account at any given time.

         - Variable annuity contracts provide for flexible premium payments and guarantee that the annuitant will receive a series of periodic payments commencing at a specified date. The amount of the deferred annuity cash values will vary in accordance with the investment experience of the separate account much in the same manner is the separate account in a VUL policy. Variable annuities may provide a guaranteed minimum death benefit prior to the commencement of annuity benefit payments.

Reinsurance Types

         The Company currently writes two types of reinsurance: monthly renewable term ("MRT") and modified coinsurance ("ModCo").

         Monthly Renewable Term. MRT, also referred to as risk premium reinsurance, is a plan of reinsurance in which the premium rates are not directly related to the premium rates on the original plan of insurance. Under MRT reinsurance, the Ceding Life Company reinsures the mortality risk with the Company. The amount reinsured in any one month is not based on the face amount of the policy, but rather on a net amount of risk. A net amount of risk in any policy month may be defined as mutually agreed upon in advance based upon a formula or table of values. The Ceding Life Company retains responsibility for establishing the policy reserves as well as for the payment of all policy benefits, commissions and expenses involved in issuing and maintaining the business.

         The Company is also subject to a persistency risk, although not part of the risk transferred. Persistency risk is associated with the possibility that the Company may not be able to recover its acquisition expenses during the life of the policies. MRT reinsurance involves limited investment risk, no cash surrender risk, no policy loans, and little cash strain compared to other forms of reinsurance.

         Modified Coinsurance. Under ModCo arrangements, reinsurance risk is ceded to the Company on essentially the same basis as that of the underlying policies reinsured. The Company receives a proportionate share of gross premiums from the Ceding Life Companies. The Company then provides expense allowances to the Ceding Life Companies in recognition of commissions and other expenses associated with the reinsured policies. These other expenses relate to costs associated with underwriting, marketing, policy issue and maintenance. The reserve on the ceded portion of the policy is an obligation of, and held by, the Ceding Life Company rather than the Company.

         ModCo is similar to coinsurance except that reserves and assets related to the reserves that would otherwise be recorded and held by the Company are retained by the Ceding Life Company. ModCo reinsurance is used primarily for products that develop cash values which permits the Ceding Life Company to retain the associated assets for investment purposes.

Reinsurance Agreements

         The following table indicates the names and types of insurance products currently reinsured by the Company, the Ceding Life Companies that issue the policies underlying the reinsurance, and the type of reinsurance applicable to each.

REINSURANCE       NAME OF PRODUCT(S)              PRODUCT                                 INITIAL POLICY         COMMENCEMENT
COMPANY           REINSURED                       TYPE         REINSURANCE TYPE           ISSUE DATES                DATE
-------           ---------                       ----         ----------------           -----------                ----
Western Reserve   Freedom Equity Protector        VUL          Monthly Renewable Term     1/92 to present            6/96

Western Reserve   Financial Freedom Builder       VUL          Monthly Renewable Term     8/97 to present            8/97

American Skandia  Imperium                        Variable     ModCo                      1/97 to present            1/97
                                                  Annuity

Kemper            Power VUL                       VUL          Monthly Renewable Term     10/96 to present           10/96

         The Company has recently reached agreements in principle with Western Reserve on certain VUL and variable annuity products which will enable the Company to participate in earnings arising principally from mortality and expense charges, cost of insurance charges, sales charges associated with surrenders, credited interest rate spreads, administrative charges and asset based allowances. These new reinsurance agreements provide that Western Reserve will initially reinsure, on a coinsurance and modified coinsurance basis, with the Company 20% of certain of its VUL policies and 40% of certain of its variable annuity policies sold through WMA Agency. If the volume of business written through WMA Agency increases or decreases in subsequent years, these percentages may change.

Marketing -- WMA Agency

         The Company benefits from the ongoing support of WMA Agency, an international sales and marketing organization. WMA Agency markets life insurance, annuities and other financial services. WMA Agency is authorized to sell life insurance and annuity products in all 50 states and in other jurisdictions. WMA Agency has a large network of independent insurance agents. The Company's chief executive officer, Mr. Humphrey, owns substantially all of the common stock of World Marketing Alliance, Inc. and the related companies constituting WMA Agency.

         The Company does not use reinsurance intermediaries or engage in any direct marketing activities. All of the Company's reinsurance business is a result of the marketing efforts of the WMA Agency which places business with the Ceding Life Companies. As a consequence, the Company is dependent upon WMA Agency to market those products which the Company reinsures. WMA Agency is separate from the Company.

Underwriting and Policy Administration

         As an automatic treaty reinsurer, the Company relies upon the underwriting of the Ceding Life Companies on policies that the Company reinsures. The Company reviews and monitors the underwriting standards and procedures of the Ceding Life Companies, including rules used for policy continuations, changes, reentries, restatements, and conversions.

         Policies reinsured by the Company are administered by the Ceding Life Companies. The Ceding Life Companies provide the Company with all information necessary for processing the reinsurance.

Future Policy Benefits

         The provision for future policy benefits reflected in the Company's Consolidated Financial Statements are calculated based on generally accepted accounting principles ("GAAP"). Liabilities for future benefits under the MRT agreements include provisions for expected future claims, claims in the course of settlement and claims incurred but not reported. The liability is estimated using methods that include assumptions, such as estimates of expected investment yields, mortality, terminations, and expenses, applicable at the time the reinsurance contracts are executed including provision for the risk of adverse deviation.

         Liabilities for future policy benefits under the Company's coinsurance agreements equal policy holder account balances.

         Liabilities for future policy benefits are reflected in the Company's Consolidated Financial Statements and are based on information provided by the Ceding Life Companies. The reserves established by the Company with respect to individual risks or classes of business may be greater or less than those established by ceding companies due to the use of different mortality and other assumptions. Actual mortality experience in a particular period may be greater than expected mortality experience and, consequently, may adversely affect the Company's operating results for such period.

         Since the majority of the Company's business is relatively new, no meaningful experience analysis has been developed. However, results from 1997 indicate claim experience has been favorable.

Retrocession

         As of December 31, 1997, the Company had not reinsured ("retroceded") any of its reinsurance. However, the Company intends to retrocede portions of the mortality risk in excess of its retention limit. This is likely to occur coincidental upon the effective date of the new proposed reinsurance agreements with Western Reserve.

         Under the retrocession agreements, the Company intends to retain the first $100,000 of its liability on any one policy, with the excess over $100,000 being retroceded to one of several retrocessionaires. Under these agreements, the Company does not expect to exceed its $100,000 retention limit.

Investments

         The Company's investments are assets selected with the objective of maximizing investment returns consistent with appropriate credit, diversification, tax and regulatory considerations, while providing sufficient liquidity to enable the Company to meet its obligations as a reinsurance company on a timely basis.

         The Company has engaged an outside investment advisor and manager to invest the Company's assets in accordance with the Company's investment guidelines. The performance of, and the fees paid to its investment advisor are reviewed periodically by the Board of Directors of the Company. The fees paid to its investment advisor during 1997 were $50,000.

Competition

         The Company is dependent upon WMA Agency for marketing the VUL and variable annuity products the Company reinsures. WMA Agency faces intense competition in the sale of these products from the agency force and marketing organizations of the major life insurance companies as well as from companies marketing investment related products such as mutual funds.

Regulation

         Bermuda--Insurance Regulation

         WMA Life is registered as a long-term insurer under the Insurance Act 1978, as Amended, (the "Insurance Act"), which expression includes the related regulations promulgated under the said Act which, among other things, imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister of Finance (the "Minister") powers to supervise, investigate and intervene in the affairs of insurance companies. A long-term insurer is one which issues life, annuity or accident and disability contracts for periods of not less than five years. Among the other significant aspects of the Bermuda insurance regulatory framework are:


         - An insurer's registration may be canceled by the Minister on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act and, if, in the opinion of the Minister, the insurer has not been carrying on business in accordance with sound insurance principles.

         - Every registered insurer must appoint an independent auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, both of which, in the case of WMA Life, are required to be filed annually with the Registrar of Companies (the "Registrar"), who is the chief administrative officer under the Insurance Act. WMA Life's auditor is KPMG Peat Marwick (Hamilton, Bermuda), the Bermuda "tenant" of KPMG Peat Marwick LLP.

         - WMA Life must appoint an actuary approved by the Minister and file with the Annual Statutory Financial Return an actuarial certificate in the prescribed form. Mr. Edward F. McKernan, an officer of the Company and WMA Life, was approved August 7, 1995 by Minister of Finance as WMA Life's Actuary.

         - An insurer must prepare Annual Statutory Financial Statements which include, in statutory form, a balance sheet, income statement, statement of capital and surplus and detailed notes thereto.

         - WMA Life is required to file with the Registrar a Statutory Financial Return no later than four months from the insurer's financial year end (unless specifically extended), which includes, among other matters, a report of an approved independent auditor on the Annual Statutory Financial Statements of the insurer; solvency certificate; the Annual Statutory Financial Statements themselves; and the opinion of the approved Actuary.

         - The Insurance Act requires WMA Life to have a minimum level of statutory capital and surplus of $250,000. In addition, the Insurance Act provides that the statutory assets of WMA Life must exceed its statutory liabilities by at least $250,000. At December 31, 1997, WMA Life's statutory capital and surplus exceeded the minimum requirements and its long-term business assets exceeded its long-term business liabilities by more than the statutory limit.

         - An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a Principal Representative in Bermuda. WMA Life's Principal Representative and principal office is CFM Insurance Mangers, Ltd., 3rd Floor, 44 Church Street, Hamilton HM 12, Bermuda. Among the Principal Representative's duties is to report to the Minister if the Principal Representative believes it is likely that the insurer for whom he acts may become insolvent or that a reportable event has occurred.

         - The payment of dividends by WMA to the Company is restricted by Bermuda law. WMA Life may not declare or pay a dividend or make a distribution out of contributed surplus if, among other things, there are reasonable grounds for believing that (a) WMA Life is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of WMA Life's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

         United States

         WMA Life is not admitted as authorized to do business in any state of the United States. The insurance laws of each state of the United States do not directly regulate the sale of reinsurance within their jurisdictions by alien insurers, such as WMA Life. Nevertheless, the sale of reinsurance by alien reinsurers, such as WMA Life, to insurance companies domiciled or licensed in United States jurisdictions is indirectly regulated by state "credit for reinsurance" laws that operate to deny statutory financial statement credit to ceding insurers unless the alien reinsurer posts acceptable security for ceded liabilities and agrees to certain contract provisions. The insurance laws of United States jurisdictions generally exempt the business of reinsurance from "doing business" laws. The Company does not believe that WMA Life is subject to the insurance laws of any state in the United States.

Employees

         During 1997, the Company had no employees. The Company's day-to-day operations were conducted pursuant to an agreement with WMA Management Services, Inc., a Georgia corporation ("WMA Management") controlled by Mr. Humphrey. WMA Management performed all of the Company's managerial and administrative functions pursuant to the terms of this agreement for which the Company paid $120,000 to WMA Management during 1997.



ITEM 2.  DESCRIPTION OF PROPERTY.

         As of January 21, 1998, the Company sublet approximately 1,250 square feet of office space in Duluth, Georgia from WMA Agency through January 20, 2008, at a monthly rental rate of $1.245 per square foot. For the first five years of the lease term, the rate is equivalent to the rate being paid by WMA Agency to its lessor, of which the rate will increase during the last five years of the term. The annual rental for this space during the first five years is $18,675. The Company does not own or lease any other properties. Prior to that date, the Company utilized office facilities in space provided to it by WMA Agency.


ITEM 3.  LEGAL PROCEEDINGS.

         At December 31, 1997, the Company was not a party to any litigation or arbitration, and is not aware of any litigation or arbitration, that is likely to have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On March 3, 1998, the Company's stockholders at a special meeting approved a recommendation of the Company's Board of Directors to amend the Company's Certificate of Incorporation to change the Company's name to "The WMA Corporation" from WMA International Corporation. The vote was 1,777,079 shares voting FOR the name change, 3,057 shares AGAINST and 68,829 share votes were withheld.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         No public trading market existed for the Company's common stock during 1997. The Company recently applied to the NASDAQ National Market to have its stock quoted under the trading symbol WMAC. The WMAC symbol has been reserved for the Company.

         In late December, 1997, the Company issued 88,258 shares of its common stock to several agents of WMA Agency who exercised warrants that they had purchased from the Company pursuant to registration statement (Commission File #3 - 94226-A), which became effective December 31, 1995. The Company received $882,580 in cash upon the exercise of these warrants, which funds were used for general working capital purposes. The shares issued by the Company upon exercise of these warrants were also included in the above registration statement. As of December 31, 1997, all warrants were exercised.

         At December 31, 1997, the Company had 2,497,800 shares of common stock outstanding and approximately 803 stockholders of record.

         The Company did not pay or declare a dividend in 1997.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following analysis of the consolidated results of operations and financial condition of The WMA Corporation should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, included elsewhere herein.

Overview

         The Company is a holding company, owning all of the outstanding capital stock of WMA Life, a Bermuda life insurance corporation. WMA Life commenced reinsurance operations at the end of the second quarter of 1996. WMA Life is presently engaged in providing reinsurance to certain insurance companies with respect to VUL and variable annuity policies sold through WMA Agency.

         Under a reinsurance agreement, the economic consequences of certain insurance risks are transferred from the ceding company to the reinsurer. Depending upon the type of reinsurance agreement, these risks may include mortality, persistency, expense, and investment. Key considerations in evaluating the risks include industry experience, the ceding company's pricing and assumptions, the type of product, the ceding company's underwriting practices and procedures, the type of distribution system, the ceding company's recent experience, and the market for the product.

         The Ceding Life Companies retain responsibility for the payment of all claims, surrender values, commissions and expenses involved in issuing and maintaining the policies. In addition, the Ceding Life Companies administer the reinsurance contracts and, on a monthly basis, provide WMA Life with information regarding premiums, reserves, benefits, claims and settlement expenses for policies reinsured. Financial activity between the Ceding Life Companies and WMA Life is settled on either a monthly or quarterly basis.

MRT Reinsurance

         During 1997, WMA Life's reinsurance indemnity agreements included two relating to VUL policies. The reinsurance of the VUL policies includes business previously and currently being sold through WMA Agency and issued by Western Reserve and Kemper. The Western Reserve and Kemper reinsurance agreements provide for the reinsurance of a portion of all individual VUL policies sold by WMA Agency on a Monthly Renewable Term basis ("MRT"), a variation of Yearly Renewable Term ("YRT") reinsurance. Under the MRT reinsurance agreements with Western Reserve and Kemper, WMA Life assumes a portion of the mortality risk related to the VUL policies written by the ceding companies. At December 31, 1997, WMA Life's reinsurance inforce on life insurance policies constituted 148,940 policies with an aggregate reinsured amount of $4.16 billion.

Modified Coinsurance Reinsurance

         WMA Life executed a reinsurance agreement on a modified coinsurance basis with American Skandia during July, 1997, providing for the reinsurance of a portion of all Imperium variable annuity policies sold by WMA Agency commencing as of January 1, 1997. The Imperium policies are products exclusively distributed and sold by WMA Agency. WMA Life assumes a proportionate share of the insurance risks and expenses and receives a proportionate share of the premiums or revenues from the Imperium policies. The insurance risks include mortality, lapses, cash surrenders and investment risks. Modified coinsurance requires that the reserves and assets related to the reserves that would otherwise be recorded and held by the Company are retained by American Skandia. As of December 31, 1997, WMA Life had reinsurance inforce with respect to variable annuities for 1,897 policies with reinsured annuity contract benefits of $30.89 million.

Accounting

         WMA Life recognizes premiums as earned on MRT reinsurance for the mortality risk reinsured. WMA Life reflects premiums and deposits relating to its proportionate share of the coinsured policies in Deposits and other considerations on the Consolidated Financial Statements. Increases in policyholder account balances on reinsured policies deposited with the ceding company, plus incurred policy benefits and claims, less investment gains and losses of the separate accounts are reflected in the Modified coinsurance reserve adjustment on the Consolidated Financial Statements.

         The netting of Deposits and other considerations, with respect to the modified coinsurance, and the Modified coinsurance adjustment equals revenues of $195,000. This netting equals the policy mortality and expense charges, policy administration charges and deferred sales charges that have been assessed against the reinsured policy account balances.

         WMA Life also recognizes costs that are directly associated with the acquisition of the reinsured policies. These expenses include actuarial, legal and accounting fees and salaries and expenses incurred directly by WMA Life, and reinsurance allowances paid to the ceding companies in accordance with the reinsurance agreements. These expenses are deferred to the extent that such costs are deemed to be recoverable from future revenues and are recorded as deferred acquisition costs on the balance sheet. Deferred acquisition costs are amortized over the lives of the underlying policies (with regard to the terms of the reinsurance agreement), in proportion to the ratio of revenues collected during the then current period to total anticipated revenues. Deferred acquisition costs increased $3.77 million during 1997 to $4.50 million at December 31, 1997.

         Life insurance claims settled and the increase in the liability for future policy benefits related to reinsured VUL policies are recorded as benefits, claims and settlement expenses in the

Consolidated Financial Statements. The liability for future policy benefits was $1.29 million at December 31, 1997 in comparison to $614,000 at December 31, 1996.

Results of Operations

Since the Company did not commence reinsurance operations until the end of the second quarter of 1996, no meaningful comparisons can be made with respect to results of operations in years prior to 1996. Additionally, results of operations for 1997 include 12 months of operation, while results of operations for 1996 include only six and one-half months of operations.

Twelve Month Periods Ending December 31, 1997 Compared to Twelve Month Period Ending December 31, 1996

         Revenues. The Company's revenues increased by $4.17 million, or 159%, to $6.80 million in 1997 from $2.63 million in 1996. The increase was attributable primarily to the growth in premiums associated with the Western Reserve MRT agreement. Additional revenue increases of $195,000 and $300,000 were attributable to the modified coinsurance agreement WMA Life entered into with American Skandia during 1997, and to a one-time payment to the Company from Western Reserve to compensate the Company for delays in a product introduction that is reinsured under the MRT agreement. An increase in investment income of $461,000 also contributed to the increase in revenue.

         Premiums. Premiums increased by $3.21 million, or 160%, to $5.22 million in 1997 from $2.01 million in 1996. The increase was attributable primarily to the growth in premiums associated with a MRT reinsurance agreement WMA Life entered into with Western Reserve during the second quarter of 1996, and to a much lesser extent to a MRT agreement executed during the fourth quarter of 1996 with Kemper. The increase in Western Reserve premiums was due to a full year of operations in 1997, and an increase in the number and reinsured amount of VUL policies sold by WMA Agency for Western Reserve.

         Net Investment Income. Net investment income increased by $461,000, or 74%, to $1.09 million in 1997 from $627,000 in 1996. Investment income is earned from the investment in securities (fixed income and equity) and cash equivalents. Investment income in 1997 from securities was $1.04 million and $117,000 from cash equivalents, in comparison to $277,000 and $385,000 in 1996, respectively. The increase was the result of the majority of the Company's assets being invested in fixed income securities during 1997, as compared to 1996 when the Company's assets were invested in cash or cash equivalent securities for ten months of the year. Concurrently, in November of 1996, the Company engaged an outside investment advisor and manager, which then proceeded to invest the assets, in accordance with the Company's investment guidelines into mostly fixed income and some equity securities. Investment expenses of $65,000 and $35,000 for 1997 and 1996, respectively related to investment advisor fees and custodial fees which were netted with gross investment income.

         Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses increased by $1.43 million, or 146%, to $2.41 million in 1997 from $977,000 in 1996. This increase primarily resulted from an increase in volume of in force business and a full year of reinsurance operations in 1997 which lengthened the exposure period for reinsured policies from six and one-half months in 1996. The amount of business in force at December 31, 1997, was $4.16 billion as compared to $2.67 billion at December 31, 1996, which represented a $1.49 billion, or 56% increase. As of December 31, 1996, WMA Life's death benefit exposure on business reinsured through the Western Reserve MRT agreement commenced with each policy's monthiversary occurring during the month of June, for all policies in force on June 30, 1996.

         Reinsurance Premium Allowances, Net. Net reinsurance premium allowances increased by $878,000, or 152%, to $1.45 million in 1997 from $576,000 in 1996.
Gross reinsurance premium allowances represent a portion of reinsurance premiums paid or allowed by WMA Life to the Ceding Life Companies for each policy reinsured. A certain portion of the gross reinsurance allowances related to the production of new business were primarily related to the Company's share of commissions, certain development costs and other expenses related to the production of new business. These amounts have been deferred to the extent that such costs are deemed recoverable from future policy revenue in accordance with GAAP. The balance of those amounts not deferred are reflected as net reinsurance premium allowances and are often a level percentage of individual policy revenues (e.g., renewal reinsurance allowances). Similar to the increase in benefits, claims and settlement expenses, the increase in net reinsurance premium allowances was due to an increase in the length of the exposure period, and an increase in the volume of business in force.

         Professional Fees, Management Fees and Other Expenses. Professional fees, management fees and other expenses increased by $63,000, or 15%, to $480,000 in 1997 from $417,000 in 1996. The increase in expenses was primarily associated with an increase in the amount of reinsurance business as well as a full year of operations in 1997 as compared to six and one-half months in 1996. Expenses relating to the administration of the Company also contributed to the increase.

         Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased by $115,000 to $121,000 in 1997 from $6,000 in 1996. The increase in deferred acquisition costs was attributable primarily to: (i) a full year of operations in 1997 as compared to only six and one-half months reported for 1996, and (ii) an increase in business assumed.

         Income Taxes. Income taxes increased by $703,000 to $816,000 in 1997 from $113,000 in 1996. The Company's effective tax rate was 34.9% in 1997 and 17.2% in 1996. The increase in effective tax rate is due to the 1996 reversal of a valuation allowance for deferred tax assets.

         Net Income. As a result of the foregoing, net income for the year ended December 31, 1997, was $1.52 million compared to $545,000 for the year ended December 31, 1996, which was an increase of $975,000.

Liquidity and Capital Resources

         Historically, the principal sources of the Company's cash flow have been premiums, investment income, maturing investments and proceeds from sales of invested assets. In addition to the need for cash flow to meet operating expenses, the liquidity requirements of the Company relate primarily to the payment of gross reinsurance allowances, expenses and claims.

         The Company's cash requirements will consist of salary and benefits; management service fees; investment management and custodial account fees; accounting and consulting services fees; expenses related to regulatory issues and compliance with corporate and tax matters; and other incidental administrative expenses. Prior to 1998 the Company incurred no expense for salary and benefits because it had no employees.

         The Company has no assets other than the stock of its subsidiaries and investment assets. The Company will rely on income from its investment assets and dividends from WMA Life to meet holding company cash requirements.

         The Company's primary source of liquidity was $1.47 million in cash and cash equivalents at December 31, 1997, a decrease of $511,000 from the prior comparable period. The decrease in cash and cash equivalents was due primarily to placement of assets into fixed income and equity securities in accordance with the Company's investment guidelines. In anticipation of the American Skandia agreement, WMA Life has repositioned its investment portfolio to meet the liquidity requirements of this agreement. The effective duration of the Company's fixed income portfolio is just over four years, with over 88% of the fixed income securities having a maturity of less than 10 years. The Company's fixed income portfolio represents over 97% of the total invested assets, and has an average quality of rating Aa2 by Moody's.

         The Company believes that the sources of cash from the 1995 offering will be sufficient to meet the Company's cash needs for the next twelve months with respect to the administration of WMA Life's current MRT agreements with Western Reserve and Kemper and modified coinsurance agreement with American Skandia.

         As a result of the new proposed reinsurance agreements with Western Reserve, the Company will require substantially greater amounts of cash to make required payments to the Ceding Life Companies than it has been required to make under its existing agreements. During the first year in which a policy is reinsured on a coinsurance basis, the Company is required to reimburse the ceding company for acquisition costs, including first year commissions and issuance expenses. Payments made by the Company to the ceding company under these arrangements are expected to materially exceed the amount of premiums received by the Company during the first year a policy is in effect.

         The Company intends to offer shares of common stock to the public sometime in 1998 to provide sufficient capital to fund payments of reinsurance allowances to Western Reserve in relation to the proposed agreements. If an offering is not consummated, or if the Company's cash requirements are greater than anticipated, the Company may have to resort to other methods of raising the necessary capital to finance its growth, such as borrowing from financial institutions or the sale of additional securities in other private or public offerings. There can be no assurance that such alternatives would be available to the Company at an acceptable cost, if at all.

         The Company's reinsurance agreements provide security to the Ceding Life Companies through a Letter of Credit ("LOC") for the benefit of the Ceding Life Companies. WMA Life has previously secured a LOC in favor of Western Reserve and, during the fourth quarter of 1997, increased the LOC from $1,000,000 to $2,000,000. WMA Life also has previously secured a LOC of $30,000 in favor of Kemper. The LOCs were issued by IBJ Schroder, the Company's custodian and collateralized by the Company's assets held with the custodian. If determined to be necessary, WMA Life will develop facilities for future LOCs and trust arrangements in support of additional reinsurance agreements.

         As a result of the 1995 offering, the Company sold 2,000,000 shares of Common Stock and 500,000 warrants for gross proceeds of $20.5 million (excluding deferred organization costs of $517,000). The Company incurred no capital expenditures during 1997.

         The Company has reviewed its internal business systems and believes its systems, primarily its computer systems, will process date information accurately and without interruption when required to process dates in the year 1999 and beyond. The Company has discussed the year 2000 issue with the Ceding Life Companies and the steps they have taken to address the situation. The Company believes its operations will not be affected. The Company has not been required to expend significant resources to address the year 2000 issue and does not anticipate any significant expenditures.

         The Company is dependent on the data processing systems of the Ceding Life Companies and for the year 2000 and beyond. There can be no assurance that these systems will be able to properly process information relating to the year 2000 and beyond. The failure of these systems to be year 2000 Complaint could have material adverse effect upon the Company.

ITEM 7.  FINANCIAL STATEMENTS.

         The December 31, 1997 Financial Statements follow on the next page.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
The WMA Corporation:


We have audited the accompanying consolidated balance sheets of The WMA Corporation (formerly known as WMA International Corporation) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The WMA Corporation (formerly known as WMA International Corporation) as of December 31, 1997 and 1996, and the results of their operations and their cash flows, for the years then ended in conformity with generally accepted accounting principles.





                                    KPMG PEAT MARWICK LLP

Atlanta, Georgia
March 6, 1998

                               THE WMA CORPORATION

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

                                                                                 1997              1996
                                                                             -----------       -----------
                                   Assets
                                   ------

Fixed maturity securities - available for sale (amortized
    cost of $17,686,390 and $15,860,123 for 1997 and
    1996, respectively)                                                      $17,782,055        15,678,474
Equity securities - available for sale (cost of $487,733
    for 1997 and 1996)                                                           630,929           479,016
                                                                             -----------       -----------
           Total investments                                                  18,412,984        16,157,490

Cash and cash equivalents                                                      1,469,663         1,980,201
Investment income due and accrued                                                257,629           181,265
Reinsurance receivables                                                          183,524            30,396
Deferred acquisition costs                                                     4,503,338           732,329
Deferred organization costs (net of accumulated
    amortization of $62,128 and $25,692 at December 31,
    1997 and 1996, respectively)                                                 124,741           161,177
Other assets                                                                     114,026            26,861
                                                                             -----------       -----------

           Total assets                                                      $25,065,905        19,269,719
                                                                             ===========       ===========

                    Liabilities and Stockholders' Equity
                    ------------------------------------

Liabilities:
    Future policy benefits                                                   $ 1,293,917           614,477
    Reinsurance balances payable                                                 434,443                --
    Accrued expenses                                                             173,735           141,983
    Accounts payable                                                             107,024            96,695
    Due to stockholders                                                               --            15,418
    Deferred tax liability                                                       980,411            48,083
                                                                             -----------       -----------
           Total liabilities                                                   2,989,530           916,656
                                                                             -----------       -----------

Stockholders' equity:
    Common stock, par value $.001, 10,000,000 authorized; 2,500,000 and
      2,305,550 shares issued in 1997 and 1996,
      respectively                                                                 2,500             2,306
    Additional paid-in capital                                                20,228,973        18,286,667
    Unrealized gain (loss) on securities available for sale,
      net of taxes                                                               157,670          (125,641)
    Retained earnings                                                          1,709,232           189,731
    Treasury stock, at cost (2,200 shares)                                       (22,000)               --
                                                                             -----------       -----------
           Total stockholders' equity                                         22,076,375        18,353,063
                                                                             -----------       -----------

Commitments (note 9)
                                                                             -----------       -----------

           Total liabilities and stockholders' equity                        $25,065,905        19,269,719
                                                                             ===========       ===========


See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

                      Consolidated Statements of Operations

               Years ended December 31, 1997 and 1996 and for the
                 Period March 9, 1995 Through December 31, 1995


                                                          1997              1996          1995
                                                      ------------       ---------      --------
Revenues:
    Premiums                                          $  5,217,365       2,007,391            --
    Deposits and other considerations                   30,098,974              --            --
    Modified coinsurance reserve adjustment            (29,903,850)             --            --
    Net investment income                                1,087,465         626,635         6,661
    Other income                                           300,000              --            --
                                                      ------------       ---------      --------
           Total revenue                                 6,799,954       2,634,026         6,661
                                                      ------------       ---------      --------

Benefits and expenses:
    Benefits, claims, and settlement expenses            2,408,842         976,635            --
    Reinsurance premium allowances, net                  1,454,204         576,297            --
    Amortization of deferred acquisition costs             121,283           6,414            --
    Professional, management, and other expenses           480,381         417,520       361,282
                                                      ------------       ---------      --------
           Total benefits and expenses                   4,464,710       1,976,866       361,282
                                                      ------------       ---------      --------

           Net income (loss) before income taxes         2,335,244         657,160      (354,621)

Income tax expense                                         815,743         112,808            --
                                                      ------------       ---------      --------

           Net income (loss) after income taxes       $  1,519,501         544,352      (354,621)
                                                      ============       =========      ========

Basic and diluted income per share                    $       0.63            0.44          (.87)
                                                      ============       =========      ========

Weighted-average common shares outstanding               2,394,769       1,246,500       408,219
                                                      ============       =========      ========


See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

                 Consolidated Statements of Stockholders' Equity

               Years ended December 31, 1997 and 1996 and for the
                 Period March 9, 1995 Through December 31, 1995



                                                              Additional   Unrealized   Accumulated                     Total
                                     Number      Common         paid-in      loss in       equity       Treasury     stockholders'
                                   of shares      stock         capital    investments    (deficit)      stock      equity (deficit)
                                   ---------    ---------     ----------   -----------  -----------     --------    ----------------
Balance, March 9, 1995                    --    $      --             --          --             --           --              --
Common stock issued                  500,000          500        249,500          --             --           --         250,000
Net loss                                  --           --             --          --       (354,621)          --        (354,621)
                                   ---------    ---------     ----------    --------     ----------     --------     -----------
Balance, December 31, 1995           500,000          500        249,500          --       (354,621)          --        (104,621)

Common stock issued                1,805,550        1,806     18,553,694          --             --           --      18,555,500
Net income                                --           --             --          --        544,352           --         544,352
Unrealized loss in investments            --           --             --    (125,641)            --           --        (125,641)
Deferred offering costs                   --                    (516,527)         --             --           --        (516,527)
                                   ---------    ---------     ----------    --------     ----------     --------     -----------
Balance, December 31, 1996         2,305,550        2,306     18,286,667    (125,641)       189,731           --      18,353,063

Common stock issued                  194,450          194      1,944,306          --             --           --       1,944,500
Net income                                --           --             --          --      1,519,501           --       1,519,501
Unrealized gain (loss) in
    investments                           --           --             --     283,311             --           --         283,311
Purchase of treasury stock
    (2,200 shares) and warrants
    (2,000 warrants)                      --                      (2,000)         --             --      (22,000)        (24,000)
                                   ---------    ---------     ----------    --------     ----------     --------     -----------

Balance, December 31, 1997         2,500,000        2,500     20,228,973     157,670      1,709,232      (22,000)     22,076,375
                                   =========    =========     ==========    ========     ==========     ========     ===========


See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

                      Consolidated Statements of Cash Flows

               Years ended December 31, 1997 and 1996 and for the
                 Period March 9, 1995 Through December 31, 1995


                                                                1997            1996          1995
                                                            -----------     -----------     --------
Cash flows from operating activities:
    Net income                                              $ 1,519,501         544,352     (354,621)
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Amortization                                            157,719          32,106           --
        Deferred tax expense                                    815,743         112,808           --
        Change in:
           Investment income due and accrued                    (76,364)       (181,265)          --
           Reinsurance receivables                             (153,128)        (30,396)          --
           Deferred acquisition costs                        (3,892,292)       (738,743)          --
           Other assets                                         (87,165)        (26,861)          --
           Future policy benefits                               679,440         614,477           --
           Reinsurance balances payable                         434,443              --           --
           Accrued expenses                                      31,752         141,983           --
           Accrued interest                                          --         (12,995)      12,995
           Accounts payable                                      10,329         (28,181)      65,095
                                                            -----------     -----------     --------
               Net cash (used in) provided by
                  operating activities                         (560,022)        427,285     (276,531)
                                                            -----------     -----------     --------

Cash flows from investing activities:
    Proceeds from sales of available-for-sale securities      5,363,904       4,783,000           --
    Purchase of available-for-sale securities                (7,219,502)    (21,130,856)          --
                                                            -----------     -----------     --------
               Net cash used in investing activities         (1,855,598)    (16,347,856)          --
                                                            -----------     -----------     --------

Cash flows from financing activities:
    Issuance of common stock                                  1,944,500      18,555,500      250,000
    Purchase of treasury stock and warrants                     (24,000)             --           --
    Proceeds from borrowings under note payable                      --              --      750,000
    Repayments of borrowings under note payable                      --        (748,679)      (1,321)
    Offering costs                                                   --        (217,989)    (298,538)
    Organization costs                                               --         (10,512)    (116,576)
    (Decrease) increase in due to stockholders                  (15,418)         15,418           --
                                                            -----------     -----------     --------
               Net cash provided by financing activities      1,905,082      17,593,738      583,565
                                                            -----------     -----------     --------

               Net (decrease) increase in cash and
                  cash equivalents                             (510,538)      1,673,167      307,034

Cash and cash equivalents at beginning of year                1,980,201         307,034           --
                                                            -----------     -----------     --------

Cash and cash equivalents at end of year                    $ 1,469,663       1,980,201      307,034
                                                            ===========     ===========     ========

Supplemental disclosure of cash flow information -
    interest paid                                           $    10,971          56,032       16,406
                                                            ===========     ===========     ========


See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996


(1)    Organization

       The WMA Corporation (formerly known as WMA International Corporation) is an insurance holding company originally formed March 9, 1995.

       The consolidated financial statements include the assets, liabilities, and results of operations of The WMA Corporation ("WMA Corporation") and its wholly owned subsidiaries, WMA Life Holding, Ltd. ("Holding"), a Bermuda domiciled insurance holding company, and WMA Life Insurance Company Limited ("WMA Life"), a Bermuda domiciled life reinsurance company (collectively, the "Company").

       The Company provides reinsurance for certain national life insurance companies on life insurance and annuity policies sold by World Marketing Alliance, Inc. ("WMA"), a sales and marketing organization. Such policies are sold throughout the United States. A major shareholder of WMA Corporation owns a controlling interest in WMA and WMA Management Services, Inc. ("WMA Management"), which provide operating assistance to the Company for a fee. WMA Management is primarily responsible for the maintenance of the financial records of the Company.

       Reinsurance is an arrangement under which an insurance company, the "reinsurer," agrees to indemnify another insurance company, the ceding company, for all or a portion of the insurance risks underwritten by the ceding company. The reinsurer, in turn, assumes a portion of the underwritten risk in exchange for a portion of the premium collected. The Company currently assumes portions of mortality and other risks relating to life insurance and annuity policies in order to share in the net profits generated through the sale of such policies by WMA.

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

       The accompanying financial statements consolidate the accounts of WMA Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated.


                                                                     (Continued)

                               THE WMA CORPORATION

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

       Although no impairments in value have occurred which would require adjustment to the carrying value of securities, any such impairment identified in the future would result in a reduction of the carrying value and reflection of a corresponding realized capital loss in the consolidated statements of operations. The Company's policy is to recognize such an impairment when the projected cash flows of these securities have been reduced on other than a temporary basis so that the realizable value is reduced to an amount less than the carrying value.

       Investment income is recognized as it accrues or is legally due. Income on mortgage-backed securities includes amortization and accretion of purchase premiums and discounts using a method that approximates a level yield, taking into consideration assumed prepayment patterns. The restrospective adjustment method is used to adjust for prepayment activity. Realized gains and losses on sales of investments are included in net income, as are write-downs of securities where declines in value are deemed to be other than temporary in nature. The cost of investment securities sold is determined based upon the specific identification method. Unrealized gains and losses on marketable equity securities and fixed maturity securities available for sale, less applicable deferred income taxes, are reported as a separate component of stockholders' equity.

       The Company does not participate in investments defined as derivatives under Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

       Fair Value Disclosures. The carrying values of cash and cash equivalents, reinsurance receivables and payables, accrued expenses and accounts payable approximate their fair values due to the short-term nature of these accounts. The carrying value of future policy benefits approximates its fair value as credited interest approximates current market rates. See note 3 for fair value information covering the Company's investment portfolio.

       Additional Information Regarding Statements of Cash Flows. Cash and cash equivalents include cash on hand and on deposit purchased with an original maturity of three months or less.

       Deferred Policy Acquisition Costs. Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums. Such costs include commissions, expense allowances and certain other underwriting costs.



                                                                     (Continued)

                               THE WMA CORPORATION

                   Notes to Consolidated Financial Statements


       Deferred acquisition costs are amortized over the lives of the underlying policies (with regard to the terms of the reinsurance agreement), in proportion to the ratio of revenues collected during the then current period to total anticipated revenues. On those policies under a monthly renewable term reinsurance agreement, revenues represent premiums recognized for the mortality risk reinsured. Such total anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits. For policies under a modified coinsurance agreement, revenues represent gross profits associated with mortality charges, investment margins, surrender charges, and expense loads.

       Reinsurance Premium Allowances. Allowances represent a percentage of each reinsurance premium which is paid or allowed by WMA Life to the ceding company for each policy reinsured. Allowances are shown net of amounts deferred as policy acquisition costs.

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

       Liabilities for future policy benefits under the modified coinsurance agreement equal policy holder account balances.

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

       Recognition of Revenues and Related Expenses. Reinsurance premiums received under the monthly renewable term agreements are recognized as revenue over the premium paying periods of the reinsured policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the related contract. This association is accomplished through the provision for future policy benefits and the amortization of deferred policy acquisition costs.

       Deposits and Other Considerations. Deposits and other considerations represent gross premiums and other considerations received on policies subject to modified coinsurance agreements between the Company and the national life insurance companies (the ceding companies) from which the Company assumes reinsurance. Under such agreements, future policy benefit reserves and related assets supporting such reserves are maintained by the ceding companies. Other consideration received includes surrender charges, maintenance and expense charges, and other administrative charges.


                                                                     (Continued)

                               THE WMA CORPORATION

                   Notes to Consolidated Financial Statements


       Modified Coinsurance Reserve Adjustment. The modified coinsurance reserve adjustment recorded by the Company represents the increase in policy benefit reserves allocated to the ceding company under modified coinsurance agreements. The adjustment consists of the increase or decrease in benefit reserves held by the ceding company, plus benefits and less interest earned on benefit reserve amounts. The modified coinsurance reserve adjustment is shown as an offset to deposits and other considerations in the accompanying statement of operations.

       Income Per Share. Basic income per share is computed based on the weighted-average number of common shares outstanding during the period, in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The Company has no dilutive potential common shares outstanding, and thus basic and diluted income per share are the same.

       Deferred Offering Costs. Costs relating to the common stock offering were deferred at December 31, 1995 and were offset against the proceeds of the offering during 1996.

       Deferred Organization Costs. Costs of organizing the Company have been capitalized and are being amortized over five years on the straight-line method.

       Recent Accounting Pronouncements

       In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists of items recorded directly in equity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997.

       In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes new standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for years beginning after December 15, 1997. The Company does not have any separate segments that are considered material.



                                                                     (Continued)

                               THE WMA CORPORATION

                   Notes to Consolidated Financial Statements

       Reclassification. The Company has reclassified the presentation of certain 1996 information to conform with the 1997 presentation.

(3)    Investments

       Major categories of net investment income consist of the following:

                                               Periods ended December 31,
                                           ----------------------------------
                                               1997          1996       1995
                                           -----------     --------     -----
         Fixed maturity securities         $ 1,035,453      276,693        --
         Short-term investments                117,035      384,997     6,661
                                           -----------     --------     -----
                                             1,152,488      661,690     6,661
         Investment expense                    (65,023)     (35,055)       --
                                           -----------     --------     -----

                  Net investment income    $ 1,087,465      626,635     6,661
                                           ===========     ========     =====


       The amortized cost, unrealized gains and losses, and estimated fair values of investments in fixed maturity securities at December 31, 1997 and 1996 are as follows:

                                                 Amortized      Unrealized    Unrealized         Fair
         1997                                       cost          gains         losses           value
         ----                                   -----------     ----------    ----------      ----------
         Available for sale:
            Fixed maturities:
              U.S. Government and agencies      $ 5,846,323       50,622              --       5,896,945
              Commercial and industrial           8,813,657      103,456          59,698       8,857,415
              Public utilities                      797,949       11,300           6,554         802,695
              Mortgage-backed securities          2,228,461       26,960          30,421       2,225,000
                                                -----------      -------      ----------      ----------
                                                 17,686,390      192,338          96,673      17,782,055
         Equity securities                          487,733      143,196              --         630,929
                                                -----------      -------      ----------      ----------

                                                $18,174,123      335,534          96,673      18,412,984
                                                ===========      =======      ==========      ==========

         1996
         ----

         Available for sale:
            Fixed maturities:
              U.S. Government and agencies      $ 6,558,639          221          30,382       6,528,478
              Commercial and industrial           7,998,112           --         127,322       7,870,790
              Public utilities                      797,718           --          17,044         780,674
              Mortgage-backed securities            505,654           --           7,122         498,532
                                                -----------      -------      ----------      ----------
                                                 15,860,123          221         181,870      15,678,474
         Equity securities                          487,733           --           8,717         479,016
                                                -----------      -------      ----------      ----------

                                                $16,347,856          221         190,587      16,157,490
                                                ===========      =======      ==========      ==========

       There were no investments in any entity in excess of 10% of stockholders' equity at December 31, 1997, other than investments issued or guaranteed by the U.S. Government. Fixed maturity securities are valued based upon quoted market prices.

                                                                     (Continued)

                               THE WMA CORPORATION

                   Notes to Consolidated Financial Statements

       At December 31, 1997, the contracted maturities of investments in fixed maturity securities were as follows:

                                                         Amortized         Fair
                                                           cost            value
                                                        -----------      ----------
         Available for sale:
            Due after one year through five years       $ 9,283,473       9,334,185
            Due after five years through ten years        5,849,646       5,929,302
            Due after ten years                             324,810         293,568
            Mortgage-backed securities                    2,228,461       2,225,000
                                                        -----------      ----------

                                                        $17,686,390      17,782,055
                                                        ===========      ==========

       Expected maturities will differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.


       Changes in net unrealized gains and losses were as follows:

                                                           Years ended December 31,
                                                           ------------------------
                                                              1997           1996
                                                           ---------       --------
         Fixed maturity securities available for sale      $ 277,314       (181,649)
         Equity securities                                   151,913         (8,717)
                                                           ---------       --------

                                                           $ 429,227       (190,366)
                                                           =========       ========

(4)    Reinsurance

       Retrocession reinsurance contracts do not relieve the Company from its obligations to ceding companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company; consequently, allowances would be established for amounts deemed uncollectible. At December 31, 1997 and 1996, there were no retrocession agreements.

       The Company has entered into several reinsurance contracts. As of December 31, 1997, the majority of the reinsurance assumed is written through two contracts, a monthly renewable term agreement with Western Reserve Life Assurance Co. of Ohio ("WRL"), and a modified coinsurance agreement with American Skandia Life Assurance Corporation ("Skandia"). As of December 31, 1996, the majority of the reinsurance assumed was written through WRL.
       There was no reinsurance activity for the period ended December 31, 1995.

       Policies reinsured under these contracts are administered by WRL and Skandia (the ceding companies). The ceding companies provide the Company with all information necessary for processing the reinsurance, including claims.

                                                                     (Continued)

                               THE WMA CORPORATION

                   Notes to Consolidated Financial Statements

       The effect of reinsurance on premiums and amounts earned is as follows:

                                               Years ended December 31,
                                              -------------------------
                                                  1997           1996
                                              ----------      ---------
         Reinsurance assumed                  $5,217,365      2,007,391
         Reinsurance ceded                            --             --
                                              ----------      ---------

         Net premiums and amounts earned      $5,217,365      2,007,391
                                              ==========      =========

       The effect of reinsurance on policyholder claims and other policy benefits is as follows:

                                                   Years ended December 31,
                                                   ------------------------
                                                      1997           1996
                                                   ----------      -------
         Direct                                    $       --           --
         Reinsurance assumed                        2,408,842      976,635
         Reinsurance ceded                                 --           --
                                                   ----------      -------

         Net policyholder claims and benefits      $2,408,842      976,635
                                                   ==========      =======

       The impact of reinsurance on life insurance in force is shown in the following schedule (in millions):

                                                                                                 Assumed/
         Life insurance in force           Direct        Assumed         Ceded         Net         net %
         -----------------------           ------        -------         -----        -----      --------
         December 31, 1997                 $  --          4,162             --        4,162        100%
         December 31, 1996                    --          2,673             --        2,673        100%

(5)    Deferred Policy Acquisition Costs

       The following reflects the amounts of policy acquisition costs deferred and amortized:

                                          Years ended December 31,
                                         --------------------------
                                             1997            1996
                                         -----------        -------
         Deferred acquisition cost:
            Assumed                      $ 4,503,338        732,329
            Retroceded                            --             --
                                         -----------        -------
                      Net                $ 4,503,338        732,329
                                         ===========        =======

         Beginning of year               $   732,329             --
            Capitalized:
              Assumed                      3,892,292        738,743
              Retroceded                          --             --
            Amortized:
              Assumed                       (121,283)        (6,414)
              Retroceded                          --             --
                                         -----------        -------
         End of year                     $ 4,503,338        732,329
                                         ===========        =======


                                                                     (Continued)

                               THE WMA CORPORATION

                   Notes to Consolidated Financial Statements

(6)    Income Tax

       Under current Bermuda law, WMA Life is not required to pay any taxes in Bermuda on either income or capital gains. WMA Life has received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed, WMA Life will be exempted from taxation until the year 2016.

       The Company determined its income tax expense and liability in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

       Effective January 1, 1996, WMA Life made an irrevocable election under section 953(d) of the Internal Revenue Code of 1986, as amended, to be treated as a domestic insurance company for United Stated Federal income tax purposes. As a result of this "domestic" election, WMA Life is subject to U.S.
       taxation on its worldwide income as if it were a U.S. corporation.

       Total income taxes (benefit) for the years ended December 31, 1997 and 1996 were allocated as follows:

                                                        Years ended December 31,
                                                        ------------------------
                                                           1997          1996
                                                         --------       -------
         Tax attributable to:
            Income from continuing operations            $815,743       112,808
                                                         ========       =======
            Unrealized gains (losses) on securities
              available for sale                         $145,948       (64,725)
                                                         ========       =======

       The Federal income tax expense from continuing operations for the years ended December 31, 1997, 1996, and 1995 is as follows:

                                   1997         1996        1995
                                 --------      -------      ----
         Current                 $ 29,363           --        --
         Deferred                 786,380      112,808        --
                                 --------      -------      ----

                      Total      $815,743      112,808        --
                                 ========      =======      ====

       The income tax expense from continuing operations for the years ended December 31, 1997, 1996, and 1995 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following:

         Years ended December 31,             1997          1996           1995
         ------------------------           --------      --------       --------
         Computed expected tax expense      $793,983       223,434       (120,571)
         Change in valuation allowance            --      (117,307)       117,307
         Other, net                           21,760         6,681          3,264
                                            --------      --------       --------

                      Total                 $815,743       112,808             --
                                            ========      ========       ========


                                                                     (Continued)

                               THE WMA CORPORATION

                   Notes to Consolidated Financial Statements


       Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and Federal income tax purposes. The net deferred tax liability at December 31, 1997 and 1996 is composed of the following amounts:

         Years ended December 31,                                  1997           1996
         ------------------------                               ----------      -------
         Deferred tax assets:
             Policy acquisition costs                           $       --       12,903
             Deferred organizational costs                           5,888       20,673
             Net operating loss carryforward                       731,423      166,615
             Unrealized losses on securities held for sale              --       64,724
                                                                ----------      -------
                    Gross deferred tax assets:                     737,311      264,915

             Less valuation allowance                                   --           --
                                                                ----------      -------
                    Net deferred tax assets                        737,311      264,915
                                                                ----------      -------

         Deferred tax liabilities:
             Policy benefit reserves                               105,363       64,006
             Deferred acquisition costs                          1,531,135      248,992
             Unrealized gains on securities held for sale           81,224           --
                                                                ----------      -------
                    Gross deferred tax liabilities               1,717,722      312,998
                                                                ----------      -------

                    Net deferred tax liabilities                $  980,411       48,083
                                                                ==========      =======

       There were no valuation allowances for deferred tax assets as of December 31, 1997 and 1996 since it is management's belief that it is more likely than not that the deferred tax assets will be realized. However, the amount of the deferred tax asset could be reduced in the near term if estimates of future taxable income are reduced.

(7)    Related Party Transactions

       The Company receives certain management and consulting services from WMA and WMA Management, an affiliate of WMA. During the years ended December 31, 1997 and 1996, the Company paid $110,714 and $76,875, respectively, to WMA for these services. During the years ended December 31, 1997 and 1996, the Company paid $120,000 and $47,805, respectively, to WMA Management for these services. A portion of amounts paid to WMA Management were deferred as policy acquisition costs. During 1995, WMA funded certain expenditures incurred for the organization of the Company and for the related public offering. The Company has reimbursed all amounts paid by WMA for such expenditures.

(8)    Statutory Restrictions

       WMA Corporation's subsidiary, WMA Life, is a Bermuda-domiciled insurance company, and as such, is subject to the restrictions of the Bermuda Insurance Act of 1978. The most significant of these restrictions is that WMA Life must maintain a minimum of $250,000 capital and surplus. In addition, WMA Life must maintain a solvency margin, defined as the excess of statutory assets over statutory liabilities, of at least $250,000. Through funding from WMA Corporation, WMA Life met this restriction.


                                                                     (Continued)

                               THE WMA CORPORATION

                   Notes to Consolidated Financial Statements


(9)    Capital Infusion

       Pursuant to a registration statement filed with the Securities and Exchange Commission, the Company had sold as of December 31, 1996, 2,305,550 shares of common stock ($0.001 par value) for $10 a share. This resulted in $18,805,500 raised at December 31, 1996, which when netted against deferred offering costs of $516,527, resulted in total common stock and paid-in capital of $18,288,973. An additional 194,450 shares were sold during the year ended December 31, 1997.

(10)   Commitments and Contingent Liabilities

       From time to time, the Company may be subject to reinsurance-related litigation and arbitration in the normal course of business. Management does not believe that the Company is a party to any such pending litigation or arbitration which would have a material adverse effect on its future operations.

       The Company has obtained letters of credit in favor of unaffiliated insurance companies from which the Company assumes business. The posting of a letter of credit allows the ceding company to take statutory reserve credit for reinsurance ceded which would otherwise not be available as WMA Life is not "authorized" (essentially licensed) by the ceding company's state of domicile. At December 31, 1997, the amount of the outstanding letters of credit was $2,030,000. Within the terms of the agreement, the Company has pledged the fixed maturity securities as collateral for the letters of credit.

       The Company currently leases office space from WMA under a lease agreement which expires in 2008. The agreement requires the Company to pay during the first five years of the lease term an amount equivalent to the rate paid by WMA to its lessor. The rate paid is subject to increase during the last five years of the lease term. The following is a schedule of future minimum lease payments as of December 31, 1997:

                      Year ending
                     December 31,
                     ------------
                         1998                   $ 18,675
                         1999                     18,675
                         2000                     18,675
                         2001                     18,675
                         2002                     18,675
                      Thereafter                  93,375
                                                --------
                                                $186,750
                                                ========



                                                                     (Continued)

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

       The executive officers and directors of the Company as of December 31, 1997 were as follows:

       Name                            Age                        Position(s)
       ----                            ---                        -----------
S. Hubert Humphrey, Jr.............    55             President  and  Director of the Company and
                                                      President of WMA Life

Thomas W. Montgomery...............    48             Executive Vice President, Secretary and
                                                      Director of the Company and Vice President
                                                      of WMA Life

Edward F. McKernan.................    42             Senior Vice President, Chief Financial Officer,
                                                      Actuary and Director of the Company, and
                                                      Vice President and Actuary of WMA Life

C. Simon Scupham...................    44             Director

       The following is certain additional information concerning each of the executive officers and directors of the Company.

       Mr. Humphrey became President and Director of the Company in March, 1995 and President of WMA Life in August, 1995. He has also been the President and Chief Executive Officer of WMA Agency since its founding in January, 1991. Mr. Humphrey has been involved in the financial services field for 19 years. Prior to 1991, Mr. Humphrey had been a Regional Vice President and National Sales Director of A. L. Williams & Associates, Inc., a nationwide financial services company that was acquired by Primerica Financial Services, Inc. in 1989, and a Vice President of the A. L. Williams Corporation, an affiliated life reinsurance company.

       Mr. Montgomery has been the Executive Vice President, Secretary and a Director of the Company since March, 1995 and a Vice President of WMA Life since August, 1995. He has also been the Executive Vice President of WMA Agency since March, 1994. Mr. Montgomery is a certified public accountant, and is a former audit and tax partner in the accounting firms of Richter & Company, P.C. and Davis, Crittenden, Richter & Fletcher, where he worked from 1973 to 1994.

       Mr. McKernan became Senior Vice President and Actuary of the Company in April, 1996 and was elected a Director of the Company in August, 1997. He was named Chief Financial Officer of the Company in December, 1997. Mr. McKernan, an actuary, has been a Vice President and Actuary of WMA Life since April, 1996. He has also been Senior Vice President and Actuary of WMA Agency since April, 1996. Immediately prior to joining the Company, Mr. McKernan had been a Senior Manager for three years in the Life Actuarial Consulting Practice of KPMG Peat Marwick LLP. From August, 1990 through September, 1993, Mr. McKernan was the Marketing Actuary of U.S. Operations for Seaboard Life Insurance Company. Prior to his tenure with this firm, Mr. McKernan was employed by Tillinghast, a Towers Perrin company, as a consultant, which is an international actuarial consulting firm. He is a Fellow of the Society of Actuaries (1988) and a Member of the American Academy of Actuaries (1985).

       Mr. Scupham was elected a Director of the Company in April, 1996. He is the President of CFM Insurance Managers, Ltd., a Bermuda corporation incorporated in 1988 that provides professional management services to international companies operating in Bermuda. He is a qualified Chartered Accountant (CA) and Associate Fellow of the Institute of Mathematics and its Applications. Mr. Scupham is also President of Mutual Risk Management (Bermuda) Ltd., the parent company of CFM Insurance Managers, Ltd., and Shoreline Mutual Management (Bermuda) Limited. Prior to joining CFM, Mr. Scupham served as the director of Bermuda operations for the Kemper Group.

ITEM 10.  EXECUTIVE COMPENSATION.

       None of the directors or officers of the Company received any compensation, including bonuses and perquisites, from the Company during the year ended December 31, 1997. The Company has no employment agreements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table indicates the number of shares of Common Stock beneficially owned by the Directors and Executive Officers of the Company and by persons known to the Company to beneficially own more than 5% of any class of the Company's voting securities as of December 31, 1997.

                                    Name and Address of
Title of Class                      Beneficial Owner                   Number of Shares(1)         Percent of Class
--------------                      ----------------                   -------------------         ----------------
Common Stock (Voting)               S. Hubert Humphrey, Jr.              500,000 shares(2)               20.02%

Common Stock(Voting)                Thomas W. Montgomery                   9,908 shares                    .40%

Common Stock (Voting)               Edward F. McKernan                     5,000 shares                    .20%

Common Stock (Voting)               Richard L. Thawley                   200,000 shares(3)                8.00%
                                    1110 W. Kettleman Lane, Ste. 24
                                    Lodi, CA  95240

Common Stock (Voting)               Monte Holm                           153,500 shares(4)                6.21%
                                    2004 Calle de Espana
                                    Las Vegas, NV  89102

Pledge of Shares

       Mr. Humphrey has pledged all 500,000 of his shares of common stock in connection with loans made to WMA Agency. Part of the loan proceeds were allocated for use by WMA Agency to provide WMA Agency with sufficient capital to make loans to certain of its WMA Sales Associates and executive officers (the "Agency Loans") to acquire shares of common stock in the 1995 offering. As of December 31, 1997, the outstanding principal amount of these loans was $1,305,505. The Agency Loans were used to acquire 402,836 shares of common stock, which are



---------------

       (1) All shares are owned individually of record unless otherwise indicated below.

       (2) Mr. Humphrey has pledged all of the above shares of Common Stock as security for several loans. In addition, WMA Agency (of which Mr. Humphrey is the principal stockholder) holds proxies with respect to 402,836 shares of common stock.

       (3) Mr. Thawley owns 108,200 shares individually of record. 91,800 shares are owned by an IRA rollover trust for the benefit of Mr. Thawley and his wife.

       (4) Mr. Holm owns 3,500 shares individually of record, and 40,000 shares jointly of record with his wife. 110,000 shares are held of record by seven trusts created by Mr. Holm and his wife.

pledged to WMA Agency as security for the Agency Loans. Proxies are executed in favor of WMA Agency for voting such shares of common stock for so long as the Agency Loans are outstanding.

       Since Mr. Humphrey has pledged all 500,000 of his shares of Common Stock to Money Services, Inc., upon default on this loan, the lender, Money Services, Inc. would have voting control, and potentially ownership, of Mr. Humphrey's shares of Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Mr. Humphrey, the Company's Chief Executive Officer, is the beneficial owner of approximately 20% of the Company's outstanding common shares. Mr. Humphrey, together with his wife, Norma P. Humphrey, owns all the outstanding shares of World Marketing Alliance, Inc., which recruits, trains and supervises the sales force responsible for selling life insurance and annuity contracts reinsured by the Company, as well as of certain affiliated entities constituting WMA Agency.

Conflicts with WMA Agency

       Commissions for sales of life insurance and annuity contracts reinsured by the Company are paid to WMA Agency and its agents by the Ceding Life Companies. Certain directors and executive officers of the Company are also directors and/or executive officers of WMA Agency and certain of its affiliates. As a result of such relationships, the interests of WMA Agency with respect to the commissions received on life insurance sales by WMA Agency from the Ceding Life Companies (and indirectly under coinsurance agreements from the Company) may conflict with the interests of the Company in negotiating reinsurance agreements beneficial to the Company.

Management Agreement

       The Company had a management agreement with WMA Management Services, Inc. ("WMA Management") as of December 31, 1997. WMA Management is owned 100% by Mr. Humphrey, who is the sole director and President. During 1997, WMA Management was responsible for the day-to-day activities of the Company. For these services, WMA Management received an annual fee of $120,000 in 1997. Due to the Company's expected employment of its own personnel in 1998, WMA Management will provide only such consulting services as the Company may from time to time request. Pursuant to the management agreement, the fee payable for such services will not exceed $1,000 per month. The management agreement is terminable by either party upon 60 days notice.

Principal Representative Agreement

       On August 2, 1995, WMA Life entered into an agreement with CFM Insurance Managers, Ltd., a Bermuda corporation providing professional management services to international companies operating in Bermuda. Pursuant to this agreement, CFM acts as the Principal Representative for

WMA Life in Bermuda. The Company paid CFM $60,000 in fees during 1997 for services rendered pursuant to its agreement with the Company.

       The Company receives certain management and consulting services from WMA Agency. During the years ended December 31, 1996 and 1997, the Company paid $76,875 and $110,714, respectively, to WMA Agency for these services. During 1995, WMA Agency funded certain expenditures incurred for the organization of the Company and for the related public offering. The Company has reimbursed all amounts paid by WMA Agency for such expenditures.

Future Conflicts of Interest

       The Company has in the past and may from time to time in the future enter into other transactions with WMA Agency and other affiliates of its directors and officers, provided that the terms thereof are, in the view of the Board of Directors, no less favorable to the Company than could be obtained from a third party.

       The Company recently amended its By-Laws to provide that, upon approval of an additional independent director, any transaction involving the Company in which a director or executive officer has a material, direct or indirect, interest must be approved by a majority vote of the Board of Directors as well as by two independent and disinterested directors, upon full disclosure of all relevant facts, or by vote of the holders of a majority of the outstanding shares of common stock entitled to vote.

Lack of Separate Legal Representation

       Counsel for the Company, Merritt & Tenney, LLP, of Atlanta, Georgia, also represents WMA Agency, Mr. Humphrey, and Mr. Montgomery.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

No reports were required to be filed on Form 8-K.

Exhibit
Number                     Description of Exhibit
------                     ----------------------
3.1                        Articles of Incorporation (1)

3.2                        Bylaws (1)

4.1                        Shareholders' Agreement (3)

4.2                        Specimen Stock Certificate (2)

4.4                        Revised Specimen Warrant (4)

4.5                        Loan Agreement between WMA Agency and Offering Subscribers (3)

10                         Material Contracts - To be filed by Amendment

10.1                       Loan Agreement between Money Services, Inc. and WMA Agency (3)

10.2                       Modification of Loan & Security Agreements between Money Services, Inc.
                           and WMA Agency - To be filed by Amendment

10.3                       Management Agreement with WMA Management (3)

10.4                       Reinsurance Agreement between WMA Life and Western Reserve Life
                           Assurance Company of Ohio dated - To be filed by Amendment

27.1                       Financial Data Schedule (for SEC use only)




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

(Registrant)       The WMA  Corporation
            --------------------------------------------

By (Signature and Title) /s/ S. Hubert Humphrey, Jr.
                         ------------------------------------------------------
                           S. Hubert Humphrey, Jr., President and Director

Date:  March 31, 1998

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and In the capacities and on the dates indicated.

By (Signature and Title) /s/ S. Hubert Humphrey, Jr.
                         ------------------------------------------------------
                           S. Hubert Humphrey, Jr., President and Director

Date: March 31, 1998

By (Signature and Title) /s/ Edward F. McKernan
                         ------------------------------------------------------
                           Edward F. McKernan, Senior Vice President
                           Chief Financial Officer, Actuary, and Director

Date:  March 31, 1998