Form 10QSB
period 1998-03-31
WMA INTERNATIONAL CORP
filed 1998-05-15
CIK 947716

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark
 One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______ to ________
         Commission file number 33-94226-A


                               THE WMA CORPORATION
                 (Name of small business issuer in its charter)

           Delaware                                            58-2179041
-------------------------------                            -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

                11315 Johns Creek Parkway, Duluth, Georgia 30097
                ------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number: (770) 248-3311
                           --------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes      No
                                                                 -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

         As of March 31, 1998, there were 2,495,710 shares of common stock (.001 par value) outstanding.

         Transitional Small Business Disclosure Format (Check one):
Yes      No  X
   -----   -----

                                TABLE OF CONTENTS


                                     PART I

                                                                                 PAGE NO.
                                                                                 --------
ITEM 1            Financial Statements

ITEM 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


                                     PART II

ITEM 1            Legal Proceedings

ITEM 2            Changes in Securities

ITEM 3            Defaults Upon Senior Securities

ITEM 4            Submission of Matters to a Vote of Security Holders

ITEM 5            Other Information

ITEM 6            Exhibits and Reports on Form 8-K




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                               THE WMA CORPORATION

                           Consolidated Balance Sheets

                             MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                                                 Three Months       Three Months
                                                                                Ended March 31,    Ended March 31,
                                                                                     1998               1997
                                                                                     ----               ----
                             Assets
                             ------

Fixed maturity securities - available for sale (amortized cost of
    $16,995,247 and $16,942,853 for 1998 and 1997, respectively)                 $ 17,121,692       $ 16,364,373

Equity securities - available for sale (cost of $487,733 for 1998 and 1997)           714,597            492,583
                                                                                 ------------       ------------
Total investments                                                                  17,836,289         16,856,956

Cash and cash equivalents                                                           1,991,275          2,174,115
Investment income due and accrued                                                     259,414            244,955
Prepaid expenses                                                                      387,766             43,889
Deferred acquisition costs                                                          6,558,706          1,033,939
Deferred organization costs (net of accumulated amortization of
$71,238 and $34,801 at March 31, 1998 and 1997 respectively)                          115,632            152,068
Other assets                                                                            9,600             36,090
                                                                                 ------------       ------------
 Total assets                                                                    $ 27,158,682       $ 20,542,012
                                                                                 ============       ============

              Liabilities and Stockholders' Equity
              -----------------------------------

Liabilities:
     Future policy benefits                                                      $  1,498,899       $    545,511
     Reinsurance balances payable                                                   1,396,536             80,307
     Accrued expenses                                                                 228,501            224,679
     Accounts payable                                                                 400,920             71,810
     Deferred tax liability                                                         1,184,242            147,421
                                                                                 ------------       ------------

Total liabilities                                                                   4,709,098          1,069,728

Stockholders' equity:
    Common stock, par value $.001, 10,000,000 authorized: 2,500,000 and
    2,411,742 shares issued in 1998 and 1997, respectively                              2,500              2,412
    Additional paid-in capital                                                     20,228,973         19,348,481
    Accumulated other comprehensive income                                            238,212           (395,773)
    Retained earnings                                                               2,022,799            517,164
    Treasury stock, at cost (4,290 shares)                                            (42,900)                --
                                                                                 ------------       ------------
Total stockholders' equity                                                         22,449,584         19,472,284


Total liabilities and stockholders'equity                                        $ 27,158,682       $ 20,542,012
                                                                                 ============       ============

See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                     Three Months Ended   Three Months Ended   Three Months Ended
                                                          March 31,            March 31,            March 31,
                                                            1998                 1997                  1996
                                                            ----                 ----                  ----
Revenues:
      Premiums                                          $  1,728,837         $  1,067,902         $         --
      Deposits and other considerations                   20,708,126                   --                   --
      Modco and coinsurance reserve adjustment           (20,549,169)                  --                   --
      Net investment income                                  250,201              256,714               54,941
                                                        ------------         ------------         ------------
      Total revenue                                        2,137,995            1,324,616               54,941

Benefits and expenses:
      Benefits, claims and settlement expenses               875,417              393,588                   --
      Reinsurance premium allowances, net                    472,505              303,442                   --
      Amortization of deferred acquisition costs             124,573               (1,657)                  --
      Professional, management, and other expenses           189,595              101,259
                                                        ------------         ------------

         Total benefits and expenses                       1,662,090              796,632               99,214
                                                        ------------         ------------         ------------

         Net income (loss) before income taxes               475,905              527,984              (44,273)

         Income tax (expense) benefit                       (162,339)            (205,152)              10,893
                                                        ------------         ------------         ------------

         Net income (loss) after income taxes           $    313,566         $    322,832         $    (33,380)
                                                        ============         ============         ============

         Basic and diluted income per share             $       0.13         $       0.14         $      (0.03)
                                                        ============         ============         ============

         Weighted-average common shares outstanding        2,497,452            2,385,558            1,065,068
                                                        ============         ============         ============


See accompanying notes to consolidated financial statements

                               THE WMA CORPORATION
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                               Three Months       Three Months      Three Months
                                                                  Ended              Ended             Ended
                                                                 March 31,          March 31,         March 31,
                                                                   1998               1997              1996
                                                                   ----               ----              ----
Cash flows from operating activities:
         Net income (loss)                                      $   313,566        $  322,832        $  (33,380)
         Adjustments to reconcile net income (loss)
         to cash provided by (used in) operations
            Amortization                                            133,682             7,452            70,184
            Deferred tax expense                                    162,339           205,152           (10,893)
            Change in:
                 Investment income due and accrued                   (1,786)          (63,691)               --
                 Reinsurance receivables                            183,524            30,396                --
                 Deferred acquisition costs                      (2,179,941)         (299,953)               --
                 Prepaid expenses                                  (274,523)          (17,523)          (10,574)
                 Other assets                                        (8,816)          (35,306)
                 Future policy benefits                             204,982           (68,966)               --
                 Reinsurance balances payable                       962,093            80,307                --
                 Accrued expenses                                    52,851           (16,054)               --
                 Accrued interest                                        --                --               (60)
                 Accounts payable                                   295,812            24,885           (65,913)
                                                                -----------       -----------       -----------
                 Net cash provided by (used in) operating
                 activities                                        (156,217)          169,242            50,636
                                                                                  -----------       -----------
Cash flows from investing activities:
      Proceeds from available-for-sale sales of securities          698,729           974,858                --
      Purchase of available-for-sale securities                          --        (2,050,266)       (7,263,005)
                                                                -----------       -----------       -----------
                 Net cash provided by (used in) investing
                 Activities                                         698,729        (1,075,408)       (7,263,005)
                                                                -----------       -----------       -----------
Cash flows from financing activities:
      Issuance of common stock                                           --         1,061,920         7,500,000
      Purchase of treasury stock                                    (20,900)               --                --
      Repayments of borrowings under note payable                        --                --            (1,350)
      Offering costs and organization costs                              --                --          (136,544)
      (Decrease) increase in due to stockholders                         --            38,160         5,604,239
                                                                -----------       -----------       -----------
      Net cash provided by (used in) financing activities           (20,900)        1,100,080        12,966,345
                                                                -----------       -----------       -----------

                 Net increase in cash and
                 cash equivalents                                   521,612           193,914         5,652,704

      Cash and cash equivalents at beginning of period            1,469,663         1,980,201           307,034
                                                                -----------       -----------       -----------
      Cash and cash equivalents at end of period                $ 1,991,275       $ 2,174,115       $ 5,959,738
                                                                ===========       ===========       ===========
      Supplemental disclosure of cash flow
      Information - interest paid                                        --                --       $    16,377
                                                                ===========       ===========       ===========

See accompanying notes to consolidated financial statements

                               THE WMA CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 1998


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


(2)      Stock Subscriptions

         As of March 31, 1998, there were 2,495,710 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates computed on the basis of the price at which the stock was sold was $19,957,100. All warrants previously issued in 1995 have been exercised. There is no established market for the shares of common stock.

(3)      Deferred Tax

         Deferred income tax liabilities and related expenses are determined in accordance with Statement of Financial Accounting Standard No. 109 (SFAS No.
109) using an effective federal tax rate of 34%. SFAS No. 109 specifically excludes recognition of the "small life insurance company deduction" available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction, for which management believes the Company will qualify for a number of years, can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on the Company's earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No. 109, at March 31, 1998.

(4)       Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is unrealized gains on securities. Total comprehensive income for the three months ended March 31, 1998 was $394,108 compared to $52,700 for the three months ended March 31, 1997. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement
131). Statement 131 is effective for financial statements for years ending after December 15, 1997. The Company does not have any separate segments that are considered material.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 2. Management's Discussion and Analysis or Plan of Operation.



MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

         The WMA Corporation ("the Company") is a holding company, owning all of the outstanding capital stock of WMA Life, a Bermuda life insurance corporation. WMA Life commenced reinsurance operations at the end of these second quarter of 1996. WMA Life is presently engaged in providing reinsurance to certain life insurance companies ("ceding companies") with respect to variable universal life ("VUL") and variable annuity policies sold through World Marketing Alliance ("WMA Agency").

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

         The ceding companies retain responsibility for the payment of all claims, surrender values, commissions and expenses involved in issuing and maintaining the policies. In addition, the ceding companies administer the reinsurance contracts and, on a monthly basis, provide WMA Life with information regarding premiums, reserves, benefits, claims and settlement expenses for policies reinsured. Financial activity between the ceding companies and WMA Life is settled on either a monthly or quarterly basis.

MRT Reinsurance

         During 1998, WMA Life's reinsurance indemnity agreements included two agreements relating to VUL policies. The reinsurance of the VUL policies includes business previously and currently being sold through WMA Agency and issued by Western Reserve Life Assurance Company of Ohio ("Western Reserve") and Kemper Investors Life Insurance Company ("Kemper"). The Western Reserve and Kemper reinsurance agreements provide for the reinsurance of a portion of all individual VUL policies sold by WMA Agency on a Monthly Renewable Term basis ("MRT"), a variation of Yearly Renewable Term reinsurance. Under the MRT reinsurance agreements with Western Reserve and Kemper, WMA Life assumes a portion of the mortality risk related to the VUL policies written by the ceding companies. At March 31, 1998, WMA Life's reinsurance inforce on life insurance policies constituted 167,204 policies with an aggregate reinsured amount of $4.66 billion.

Coinsurance Reinsurance

         Under a coinsurance arrangement, WMA Life assumes a proportionate share of the insurance risks and expenses and receives a proportionate share of the premiums or revenues from the underlying policies. The insurance risks include mortality, lapses, cash surrenders and investment risk. Additionally, WMA Life must establish a proportionate share of the policy reserves. Under a modified coinsurance arrangement, the reserves and assets related to the reserves are retained by the ceding companies.

         WMA Life commenced reinsurance on a modified coinsurance basis with American Skandia Life Insurance Corporation ("American Skandia") providing for the reinsurance of a portion of all Imperium variable annuity policies sold by WMA Agency commencing as of January 1, 1997. The Imperium policies are products exclusively distributed and sold by WMA Agency.

         Effective January 1, 1998, WMA Life commenced reinsurance on a coinsurance and modified coinsurance basis with Western Reserve of a portion of all Freedom Wealth Creator variable annuity policies sold through WMA Agency. This new agreement will enable the Company to participate in revenues arising principally from mortality and expenses charges, sales charges associated with surrenders, credited interest rate spreads, administrative charges, and asset based allowances.

         Commencing April 1, 1998, WMA Life will also reinsure on a coinsurance and modified coinsurance basis with Western Reserve a portion of all Financial Freedom Builder VUL policies sold through WMA Agency. This new agreement will enable the Company to participate in revenues arising principally from mortality and expenses charges, cost of insurance charges, sales charges associated with surrenders, credited interest rate spreads, administrative charges, and asset based allowances. Coincidental with this new agreement, WMA Life will cease reinsuring the Financial Freedom Builder VUL product on a MRT reinsurance basis.

         As of March 31, 1998, WMA Life had reinsurance inforce with respect to variable annuities for 3,352 policies with reinsured annuity contract benefits of $55.47 million.

Accounting

         WMA Life recognizes premiums as earned on MRT reinsurance for the mortality risk reinsured. WMA Life reflects premiums and deposits relating to its proportionate share of the coinsured policies in Deposits and other considerations on the Consolidated Financial Statements. Increases in policyholder account balances on reinsured policies, plus incurred policy benefits and claims, less investment gains and losses of the policy separate accounts are reflected in the Modco and coinsurance reserve adjustment on the Consolidated Financial Statements.

         The netting of Deposits and other considerations and the reserve adjustment equals revenues of $158,957. This netting equals the policy mortality and expense charges, policy administration charges and deferred sales charges that have been assessed against the reinsured policy account balances.

         WMA Life also recognizes costs that are directly associated with the acquisition of the reinsured policies. These expenses include actuarial, legal and accounting fees and salaries and expenses incurred directly by WMA Life, and reinsurance allowances paid to the ceding companies in accordance with the reinsurance agreements. These expenses are deferred to the extent that such costs are deemed to be recoverable from future revenues and are recorded as deferred acquisition costs on the balance sheet. Deferred acquisition costs are amortized over the lives of the underlying policies (with regard to the terms of the reinsurance agreement), in proportion to the ratio of revenues collected during the then current period to total anticipated revenues. Deferred acquisition costs increased $2.06 million during the first three months of 1998 to $6.56 million at March 31, 1998.

         Life insurance claims settled and the increase in the liability for future policy benefits related to MRT reinsured VUL policies are recorded as benefits, claims and settlement expenses in the Consolidated Financial Statements. The liability for future policy benefits was $1.51 million at March 31, 1998 in comparison to $1.29 million at December 31, 1997.

THREE MONTH PERIOD ENDING MARCH 31, 1998 COMPARED TO THREE MONTH PERIOD ENDING MARCH 31, 1997.

         Revenues. The Company's revenues increased by $813,000, or 62%, to $2,138,000 in 1998 from $1,325,000 in 1997. The increase was attributable primarily to the growth in premiums associated with the

Western Reserve MRT agreement. Additional revenue increase of $160,000 was attributable to the coinsurance and modified coinsurance agreements WMA Life entered into with American Skandia during 1997 and with Western Reserve in 1998.

         Premiums. Premiums increased by $661,000, or 62%, to $1,729,000 in 1998 from $1,068,000 in 1997. The increase was attributable primarily to the growth in premiums associated with a MRT reinsurance agreement WMA Life entered into with Western Reserve during the second quarter of 1996, and to a much lesser extent to a MRT agreement executed during the fourth quarter of 1996 with Kemper. The increase in premiums was due to an increase in the number and reinsured amount of VUL policies sold by WMA Agency.

         Net Investment Income. Net investment income decreased by $7,000 to $250,000 in 1998 from $257,000 in 1997. Investment income is earned from the investment in securities (fixed income and equity) and cash equivalents. The decrease was primarily the result of a decrease in the Company's invested asset portfolio by approximately $82,000. Investment expenses of $17,000 and $8,000 for 1998 and 1997 respectively related to investment advisor fees and custodial fees which were netted with gross investment income. Controlling interest in the Company's outside investment advisor and manager recently changed and, consequently, in May of 1998 the Company's engagement will cease to continue. The Company expects to retain a new manager coincidental with the termination of its current manager.

         Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses increased by $482,000, or 122%, to $875,000 in 1998 from $393,000 in 1997. This increase primarily resulted from an increase in volume of in force business. The amount of business in force at March 31, 1998, was $4.66 billion as compared to $2.98 billion at March 31, 1997, which represented a $1.68 billion, or 56% increase.

         Reinsurance Premium Allowances, Net. Net reinsurance premium allowances increased by $169,000, or 56%, to $472,000 in 1998 from $303,000 in 1997. Gross reinsurance premium allowances represent a portion of reinsurance premiums paid or allowed by WMA Life to the ceding companies for each policy reinsured. A certain portion of the gross reinsurance allowances related to the production of new business was primarily related to the Company's share of commissions, certain development costs and other expenses related to the production of new business. These amounts have been deferred to the extent that such costs are deemed recoverable from future policy revenue in accordance with GAAP. The balance of those amounts not deferred are reflected as net reinsurance premium allowances and are often a level percentage of individual policy revenues (e.g., renewal reinsurance allowances). Similar to the increase in benefits, claims and settlement expenses, the increase in net reinsurance premium allowances was due to an increase in the volume of business in force and placement of the reinsured variable annuity business.

         Professional Fees, Management Fees and Other Expenses. Professional fees, management fees and other expenses increased by $88,000, or 87%, to $189,000 in 1998 from $101,000 in 1997. The increase in expenses was primarily associated with an increase in the amount of reinsurance business activities and expenses relating to the administration of the Company.

         Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased by $126,000 to $125,000 in 1998. The increase in amortization of deferred acquisition costs was attributable primarily to increased revenues associated with business reinsured and with the assumption of new business.

         Income Taxes. Income taxes decreased by $47,000 to $158,000 in 1998 from $205,000 in 1997. The Company's effective tax rate was 34.1% in 1998 and 38.8% in 1997. The increase in effective tax rate in 1997 was due to the reversal of a valuation allowance for deferred tax assets during 1997.

         Net Income. As a result of the foregoing, net income for the quarter ended March 31, 1998, was $313,000 compared to $323,000 for the quarter ended March 31, 1997.

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

         The Company's primary source of liquidity was $1.99 million in cash and cash equivalents at March 31, 1998, a decrease of $183,000 from the prior comparable period. The effective duration of the Company's fixed income portfolio is just over four years, with over 95% of the fixed income securities having a maturity of less than 10 years. The Company's fixed income portfolio represents over 96% of the total invested assets, and has an average quality of rating Aa2 by Moody's.

         The Company believes that the sources of cash from the 1995 offering will be sufficient to meet the Company's cash needs for the next twelve months with respect to the administration of WMA Life's current MRT agreements with Western Reserve and Kemper and its variable annuity coinsurance agreements with American Skandia and Western Reserve. In consideration of the new VUL reinsurance agreement with Western Reserve, the Company believes its sources of cash will be sufficient to meet the Company's cash needs for the next six months. In recognition of these liquidity requirements, the Company contributed additional capital to WMA Life through a transfer of assets, and corresponding due and accrued investment income, with an amortized cost of approximately $10.16 million. This transfer leaves the Company with nearly $2.00 million of remaining assets.

         As a result of the new VUL coinsurance reinsurance agreement with Western Reserve, the Company will require substantially greater amounts of cash to make required payments to the ceding companies than it has been required to make under its existing agreements. During the first year in which a policy is reinsured on a coinsurance basis, the Company is required to reimburse the ceding company for acquisition costs, including first year commissions and issuance expenses. Payments made by the Company to the Western Reserve under the new VUL reinsurance agreement is expected to materially exceed the amount of premiums received by the Company during the first year a policy is in effect.

         The Company intends to offer shares of common stock sometime in 1998 to provide sufficient capital to fund payments of reinsurance allowances to Western Reserve in relation to the new VUL agreement. If an offering is not consummated, or if the Company's cash requirements are greater than anticipated, the Company may have to resort to other methods of raising the necessary capital to finance its growth, such as borrowing from financial institutions or the sale of additional securities in other private or public offerings. There can be no assurance that such alternatives would be available to the Company at an acceptable cost, if at all.

         The Company's reinsurance agreements provide security to the ceding companies through a Letter of Credit ("LOC") for the benefit of the ceding companies. WMA Life has previously secured a LOC of $2,000,000 in favor of Western Reserve. WMA Life also has previously secured a LOC of $30,000 in favor of Kemper. The LOCs were issued by IBJ Schroder, the Company's custodian and collateralized by the Company's assets held with the custodian. If determined to be necessary, WMA Life will develop facilities for future LOCs and trust arrangements in support of additional reinsurance agreements.

         As a result of the 1995 offering, the Company sold 2,000,000 shares of Common Stock and 500,000 warrants for gross proceeds of $20.5 million (excluding deferred organization costs of $517,000). The Company incurred no capital expenditures during 1997.

         The Company has reviewed its internal business systems and believes its systems, primarily its computer systems, will process date information accurately and without interruption when required to process dates in the year 1999 and beyond. The Company has discussed the year 2000 issue with the ceding companies and the steps they have taken to address the situation. The Company believes its operations will not be affected. The Company has not been required to expend significant resources to address the year 2000 issue and does not anticipate any significant expenditure.

         The Company is dependent on the data processing systems of the ceding companies and for the year 2000 and beyond. There can be no assurance that these systems will be able to properly process information relating to the year 2000 and beyond. The failure of these systems to be year 2000 Complaint could have material adverse effect upon the Company.

                                     PART II

Item 1.           Legal Proceedings.

         At March 31, 1998, neither the Company nor its subsidiaries were involved in any legal proceedings.


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


Item 4.           Submission of Matters to a Vote of Security Holders.

On March 31, 1998, the Company's stockholders at a special meeting approved a recommendation of the Company's Board of Directors to amend the Company's Certificate of Incorporation to change the Company's name to "The WMA Corporation" from WMA International Corporation. The vote was 1,777,079 shares voting FOR the name change, 3,057 shares AGAINST and 68,829 share votes were withheld.

                  No other business came before the meeting which required a vote of the stockholders.


Item 5.           Other Information.

         The Company's major shareholder, S. Hubert Humphrey, Jr. in 1995 pledged all of his shares of the Company's common stock in connection with a loan made to World Marketing Alliance, Inc. ("WMA Agency"), which loan is hereinafter referred to as "the Agency Loan". Part of the Agency Loan proceeds were allocated for use by WMA Agency to make loans to certain of its sales associates (the "Agent Loans") to acquire 402,836 shares of common stock in the 1995 offering. As of March 31, 1998, the outstanding principal amount of the Agent Loans was $1,260,000. The WMA Agency sales associates' shares of common stock are pledged to WMA Agency as security for these Agent Loans. Proxies are executed in favor of WMA Agency for voting such shares of common stock for so long as the Agent Loans are outstanding.

         The Agency Loan, which was in the initial principal amount of $2,250,000 in 1995, was subsequently consolidated into a WMA Agency line of credit facility and the maximum available amount was increased to $7,750,000. On November 30, 1997, this line of credit facility was again increased to a maximum available amount of $14,750,000. Mr. Humphrey's pledge of his shares of Common Stock is one of the various forms of collateral for this line of credit, which as of March 31, 1998 had an outstanding balance in excess of $12 million. Upon default on this credit line, the lender, Money Services, Inc., a subsidiary of AEGON USA, Inc., would have the right to take title to the pledged shares and to exercise voting control.


         The Company reinsures VUL and variable annuity products marketed by an affiliated company, World Marketing Alliance, Inc. ("WMA Agency"). These products are treated as securities under federal and state securities laws. In order to sell these products, the sales associates of WMA Agency must be individually licensed by the National Association of Securities Dealers ("NASD") and must become affiliated with a registered securities broker-dealer. WMA Securities, Inc. ("WMAS") is a registered broker-dealer having common ownership with WMA Agency. All of the sales associates of WMA Agency who are licensed to sell VUL and variable annuity products are registered representatives of WMAS.

         As a registered broker-dealer, WMAS's operations are subject to periodic examination and review by both the NASD and the Securities and Exchange Commission ("SEC"), a federal agency. In September, 1997, the Atlanta District Office of the SEC examined the operations of WMAS. On February 3, 1998, WMAS received a letter from the SEC setting forth certain alleged deficiencies and violations of the Securities Exchange Act of 1934 pertaining to net capital requirements, record keeping and other compliance matters. In response to this letter, WMAS subsequently engaged a consultant to make recommendations to WMAS on how to improve its compliance practice and has notified the SEC in it's response that it plans to implement the consultant's recommendations. Implementation of these recommendations will involve significant capital expenditures by WMAS and could lead to a disruption of WMAS' business.

         The Company understands that it is not the current policy of the SEC to issue any written advice as to whether the steps taken by a recipient of a deficiency letter to address alleged deficiencies are adequate or satisfactory; therefore, it is unlikely that WMAS will receive any indication from the SEC regarding the adequacy of the corrective action that it has taken or intends to take, until the SEC conducts a subsequent examination of the operations of WMAS and the alleged deficiencies contained in the current deficiency letter are no longer found to exist. WMAS cannot determine when and if the SEC will conduct a subsequent examination of its operations nor can it predict the outcome of such examination should it occur.

         The Company also understands that in situations where the SEC determines that alleged deficiencies may rise to the level of a potential violation of the federal securities laws, its policy is to refer the matter to its Enforcement Division for further investigation. During the course of any investigation, if initiated, the Enforcement Division may recommend the imposition of sanctions. These sanctions, should they be imposed, could take various forms, ranging from the imposition of monetary penalties to permanent revocation of a broker-dealer's registration or of the licenses of sales representatives, resulting in the broker-dealer's inability to continue operations.

         Any such sanctions, if imposed against WMAS, could impair the financial and operating condition of WMAS. If sales associates of WMA Agency are no longer able to maintain their licenses with WMAS, a significant disruption of the sale of new VUL and variable annuity products to be reinsured by the Company could result until the sales associates of WMA Agency could become registered with another broker-dealer.





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 6.           Exhibits and Reports on Form 8-K.

         No reports were required to be filed on Form 8-K.

Exhibit
Number            Description of Exhibit
-------           ----------------------
3.1               Articles of Incorporation(1)

3.2 Amendment to Articles of Incorporation changing name of Company to "The WMA Corporation". (Attached)

3.3               By-laws(1)

4.1               Specimen Stock Certificate(2)

4.5               Loan Agreement between WMA Agency and Offering Subscribers(3)

10.1              Loan Agreement with Money Services, Inc. and WMA Agency(3)

10.2              Modification of Loan & Security agreement between Money
                  Services, Inc. and WMA Agency (Attached)

10.3              Management Agreement with WMA Management(3)

10.4              Reinsurance Agreement between WMA Life Insurance Company
                  Limited and Western Reserve Life Assurance Company of Ohio dated July 9, 1996. (Attached)

16.1              Letter on change in Certifying Accountant(4)

27.1              Financial Data Schedule (Attached) (for SEC use only)


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

(Registrant) The WMA Corporation



By (Signature/Title) /s/ Edward F. McKernan           (SEAL) Date: May 15, 1998.
                    ----------------------------------
                      Edward F. McKernan,, Senior Vice
                      President, Chief Financial Officer,
                      Actuary, and Director