Form 10QSB/A
period 1998-03-31
WMA CORP
filed 1998-08-05
CIK 947716

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-QSB/A-1

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

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

         As of March 31, 1998, there were 2,495,710 shares of common stock (.001 par value) outstanding.

         Transitional Small Business Disclosure Format (Check one):
Yes      No  X
   -----   -----

Item 6.           Exhibits and Reports on Form 8-K.

         No reports were required to be filed on Form 8-K.

Exhibit
Number            Description of Exhibit
-------           ----------------------
3.1               Articles of Incorporation(1)

3.2 Amendment to Articles of Incorporation changing name of Company to "The WMA Corporation". (5)

3.3               By-laws(1)

4.1               Specimen Stock Certificate(2)

4.5               Loan Agreement between WMA Agency and Offering Subscribers(3)

10.1              Loan Agreement with Money Services, Inc. and WMA Agency(3)

10.2              Modification of Loan & Security agreement between Money
                  Services, Inc. and WMA Agency (5)

10.3              Management Agreement with WMA Management(3)

10.4              Reinsurance Agreement between WMA Life Insurance Company
                  Limited and Western Reserve Life Assurance Company of Ohio dated July 9, 1996 (Attached -- portions of which have been deleted from the publicly filed document and the complete document has been filed separately with the Secretary pursuant to a request for confidential treatment.)

16.1              Letter on change in Certifying Accountant(4)

27.1              Financial Data Schedule (5) (for SEC use only)


                            [FOOTNOTES ON NEXT PAGE]

                          FOOTNOTES TO PRECEDING PAGE:

(1) Filed on June 28, 1995 as part of the Registration Statement and incorporated herein by reference pursuant to Rule 12b-23
(2) Filed on September 22, 1995 as part of the Registration Statement and incorporated herein by reference pursuant to Rule 12b-23.
(3) Filed on November 17, 1995 as part of the Registration Statement and incorporated herein by reference pursuant to Rule 12b-23.
(4) Filed on December 21, 1995 as part of the Registration Statement and incorporated herein by reference pursuant to Rule 12b-23.
(5)      Previously filed with initial filing.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) The WMA Corporation



By (Signature/Title) /s/ Edward F. McKernan         (SEAL) Date: August 5, 1998.
                    ----------------------------------
                      Edward F. McKernan,, Senior Vice
                      President, Chief Financial Officer,
                      Actuary, and Director