Form 10QSB
period 1998-06-30
WMA CORP
filed 1998-08-14
CIK 947716

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                11315 JOHNS CREEK PARKWAY, DULUTH, GEORGIA 30097
                    (Address of principal executive offices)

Issuer's telephone number: (770) 248-3311

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

          Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes    No
                                                                 ---   ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

          As of June 30, 1998, there were 2,495,010 shares of common stock (.001 par value) outstanding.

          Transitional Small Business Disclosure Format (Check one): Yes   No X
                                                                        ---  ---

                                TABLE OF CONTENTS

                                     PART I

                                                                       PAGE NO.
                                                                       --------
ITEM 1          Financial Statements                                     3-5

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


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                               THE WMA CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                            JUNE 30,      DECEMBER 31,
                                                                              1998           1997
                                                                          ------------    ------------
                                  ASSETS
Fixed maturity securities - available for sale (amortized cost
  of $16,058,099 and $17,686,390 for 1998 and 1997 respectively)          $ 16,347,786    $ 17,782,055
Equity securities - available for sale (cost of $487,733 for 1998 and
  1997)                                                                        736,515         630,929
                                                                          ------------    ------------
    Total investments                                                       17,084,301      18,412,984
Cash and cash equivalents                                                    1,165,377       1,469,663
Investment income due and accrued                                              245,090         257,629
Reinsurance balances receivable                                                 78,428         183,524
Prepaid expenses                                                               754,618         113,243
Deferred acquisition costs                                                  13,398,025       4,503,338
Deferred organization costs (net of accumulated amortization of $80,347
and $62,128 at 1998 and 1997, respectively)                                    106,522         124,741
Other assets                                                                        --             783
                                                                          ------------    ------------
    Total assets                                                          $ 32,832,361    $ 25,065,905
                                                                          ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Future policy benefits                                                  $  1,929,709    $  1,293,917
  Reinsurance balances payable                                               5,926,368         434,443
  Accrued expenses                                                             131,746         173,735
  Accounts payable                                                             421,200         107,024
  Deferred tax liability                                                     1,455,587         980,411
                                                                          ------------    ------------
    Total liabilities                                                        9,864,610       2,989,530
Stockholders' equity:
  Common stock, par value $.001, 10,000,000 authorized: 2,500,000
  and 2,411,742, shares issued in 1998 and 1997, respectively                    2,500           2,500
  Additional paid-in capital                                                20,228,973      20,228,973
  Accumulated other comprehensive income                                       354,750         157,670
  Retained earnings                                                          2,431,429       1,709,232
  Treasury stock, at cost (4,990 and 2,200 for 1998 and 1997,
     respectively)                                                             (49,900)        (22,000)
                                                                          ------------    ------------
    Total stockholders' equity                                              22,967,751      22,076,375
                                                                          ------------    ------------
    Total liabilities and stockholders' equity                            $ 32,832,361    $ 25,065,905
                                                                          ============    ============


          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30,                      JUNE 30,
                                                    1998           1997            1998           1997
                                                 -----------    -----------    -----------    -----------
Revenues:
  Premiums                                       $ 1,801,425    $ 1,196,325    $ 3,530,262    $ 2,264,227
  Reinsured policy revenues                          731,034             --        889,991             --
  Net investment income                              262,017        271,958        512,218        528,672
                                                 -----------    -----------    -----------    -----------
    Total revenue                                  2,794,476      1,468,283      4,932,471      2,792,899
Benefits and expenses:
  Benefits, claims and settlement expenses           961,002        601,301      1,836,419        994,889
  Reinsurance premium allowances, net                536,094        345,417      1,008,599        648,859
  Amortization of deferred acquisition costs         503,442         (5,540)       628,015         (7,197)
  Professional, management, and other expenses       173,998        101,530        363,593        202,789
                                                 -----------    -----------    -----------    -----------
    Total benefits and expenses                    2,174,536      1,042,708      3,836,626      1,839,340
                                                 -----------    -----------    -----------    -----------
    Income (loss) before income taxes                619,940        425,575      1,095,845        953,559
Income tax expense                                  (211,311)      (194,921)      (373,650)      (400,073)
                                                 -----------    -----------    -----------    -----------
    Net income (loss) after income taxes         $   408,629    $   230,654    $   722,195    $   553,486
                                                 ===========    ===========    ===========    ===========
Basic and diluted income per share               $      0.16    $      0.10    $      0.29    $      0.23
                                                 ===========    ===========    ===========    ===========
Weighted-average common shares
  outstanding                                      2,495,593      2,411,742      2,496,523      2,398,468
                                                 ===========    ===========    ===========    ===========



          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                       1998          1997
                                                                   -----------    -----------
Cash flows from operating activities:
  Net income                                                       $   722,195    $   553,486
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
  Amortization                                                         646,233         11,021
  Deferred tax expense                                                 373,650        400,073
  Change in:
    Investment income due and accrued                                   12,538        (37,298)
    Reinsurance balances receivable                                    105,096         30,396
    Deferred acquisition costs                                      (9,522,702)      (627,999)
    Prepaid expenses                                                  (641,375)       (41,657)
    Other assets                                                           783             --
    Future policy benefits                                             635,792        (31,243)
    Reinsurance balances payable                                     5,491,925         19,011
    Accrued expenses                                                   (43,905)       113,556
    Accounts payable                                                   316,092       (143,296)
                                                                   -----------    -----------
      Net cash provided by (used in) operating activities           (1,903,676)       246,050
                                                                   -----------    -----------

Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities               1,627,290        827,000
  Purchase of available-for-sale securities                                 --     (2,266,605)
                                                                   -----------    -----------
      Net cash provided by (used in) investing activities            1,627,290     (1,439,605)
                                                                   -----------    -----------

Cash flows from financing activities:
  Issuance of common stock                                                  --      1,061,920
  Purchase of treasury stock                                           (27,900)            --
  Increase in due to stockholders                                           --         51,977
                                                                   -----------    -----------
    Net cash provided by (used in) financing activities                (27,900)     1,113,897
                                                                   -----------    -----------
    Net decrease in cash and cash equivalents                         (304,286)       (79,658)
Cash and cash equivalents at beginning of period                     1,469,663      1,980,201
                                                                   -----------    -----------
Cash and cash equivalents at end of period                         $ 1,165,377    $ 1,900,543
                                                                   ===========    ===========
Supplemental disclosure of cash flow information - interest paid            --             --
                                                                   ===========    ===========

          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

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

(2) STOCK SUBSCRIPTIONS

          As of June 30, 1998, there were 2,495,010 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates computed on the basis of the price at which the stock was sold was $19,950,100. All warrants previously issued in 1995 have been exercised. There is no established market for the shares of common stock.

(3) DEFERRED TAX

          Deferred income tax liabilities and related expenses are determined in accordance with Statement of Financial Accounting Standard No. 109 (SFAS No.
109) using an effective federal tax rate of 34%. SFAS No. 109 specifically excludes recognition of the "small life insurance company deduction" available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction, for which management believes the Company will qualify for a number of years, can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on the Company's earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No. 109, at June 30, 1998.

(4) ACCOUNTING PRONOUNCEMENTS

          In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is unrealized gains on securities. Total comprehensive income for the three months ended June 30, 1998 was $525,167 compared to $433,792 for the three months ended June 30, 1997. Total comprehensive income for the six months ended June 30, 1998 was $919,275 compared to $486,492 for the six months ended June 30, 1997. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 is effective for financial statements for years ending after December 15, 1997. The Company does not have any separate segments that are considered material.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

         The WMA Corporation ("the Company") is a holding company, owning all of the outstanding capital stock of WMA Life Insurance Company Limited ("WMA Life"), a Bermuda life insurance corporation. WMA Life commenced reinsurance operations at the end of the second quarter of 1996. WMA Life is presently engaged in providing reinsurance to certain insurance companies ("Ceding Life Companies") with respect to variable universal life ("VUL") and variable annuity policies sold through World Marketing Alliance, Inc. ("WMA Agency"). WMA Agency is separate from The Company.

         All of the Company's reinsurance business is generated by the marketing efforts of WMA Agency which places business with the Ceding Life Companies. As a consequence, the Company is dependent upon WMA Agency to market those products which the Company reinsures. As reported to WMA Agency by life insurance companies, whose products are sold by WMA Agency, and that WMA Agency monitors on a regular basis, the following table indicates the ratio of applications for life insurance and annuity policies submitted by WMA Agency which WMA Life reinsures to total applications submitted by WMA Agency:

                                                        Life Insurance Applications Submitted

                                                   June 30, 1998         1997                  1996
                                                   -------------         ----                  ----


Western Reserve Life Assurance Company
Of Ohio                                                 78%               82%                    85%

American Skandia Life Assurance Corporation
("American Skandia")                                     0%                0%                     0%

Kemper Investors Life Insurance Company
("Kemper")                                               7%                5%                     0%
                                                       ----              ----                   ----
                                                        85%               87%                    85%


                                                              Annuity Applications Submitted

                                                   June 30, 1998         1997                  1996
                                                   -------------         ----                  ----

Western Reserve                                        41%                 0%                   0%

American Skandia                                       15%                13%                   5%

Kemper                                                  0%                 0%                   0%
                                                      ----               ----                ----
                                                       56%                13%                   5%

Due to the terms of the various reinsurance agreements, WMA Life's revenues do not and are not expected to, bear any relationship to the distribution of business placed by the companies with whom WMA Agency does business as illustrated by the above table.

         Under a reinsurance agreement, the economic consequences of certain insurance risks are transferred from the ceding company to the reinsurer. Depending upon the type of reinsurance agreement, these risks may include mortality, persistency, expense and investment. Key considerations in evaluating the risks include industry experience, the ceding company's pricing and assumptions, the type of product, the ceding company's underwriting practices and procedures, the type of distribution system, the ceding company's recent experience and the market for the product.

         The Ceding Life Companies retain responsibility for the payment of all surrender values, commissions and expenses involved in issuing and maintaining the policies. In addition, the Ceding Life Companies administers the reinsurance contracts and, on a monthly basis, provide WMA Life with information regarding premiums, reserves, benefits, claims and settlement expenses for policies reinsured. Financial activity between the Ceding Life Companies and WMA Life is settled on either a monthly or quarterly basis in accordance with the terms of the reinsurance agreements.

MRT Reinsurance

         Through the second quarter of 1998, WMA Life's reinsurance indemnity agreements included two Monthly Renewable Term ("MRT") agreements relating to VUL policies. MRT reinsurance is a variation of Yearly Renewable Term Insurance. The reinsurance of the VUL policies includes business previously and currently being sold through WMA Agency and issued by Western Reserve and Kemper. The Kemper reinsurance agreement provides for the reinsurance of a portion of all individual VUL policies sold by WMA Agency. Through the first quarter of 1998, WMA Life reinsured a portion of all individual VUL policies sold by WMA Agency. However, commencing April 1, 1998, WMA Life began reinsuring on a coinsurance and modified coinsurance basis with Western Reserve all Financial Freedom Builder VUL policies sold through WMA Agency. WMA Life ceased reinsuring Financial Freedom Builder VUL policies sold after March 31, 1998 on a MRT basis. (See discussion under "Coinsurance and Modified Coinsurance" below.) Freedom Financial Builder VUL policies previously reinsurance on a MRT basis will continue to remain in force. Under the MRT reinsurance agreements with Western Reserve and Kemper, WMA Life assumes a portion of the mortality risk related to the VUL policies written by the ceding companies. Settlements made under these agreements are made on a monthly basis.

Coinsurance and Modified Coinsurance

         Under a coinsurance arrangement, WMA Life assumes a proportionate share of the insurance risks and expenses and receives a proportionate share of the premiums or revenues associated with the underlying policies. The insurance risks include mortality, lapses, cash surrenders and investment risks. Additionally, under coinsurance, WMA Life must establish a proportionate share of the policy reserves. Modified coinsurance is a variation of coinsurance. Modified coinsurance is similar to coinsurance except that reserves and assets related to the reserves that would otherwise be recorded and held by the Company are retained by the ceding company. Modified coinsurance is used primarily for products that develop cash values which allows the ceding company to retain the associated assets for investment purposes. Under coinsurance and modified coinsurance the mortality and investment risks are reinsured on the same plan as that of the original policy. The ceding companies and the reinsurer share in these risks in the same manner.

         A decline in investment yields is expected to cause a decrease in the Company's investment income and revenues under its coinsurance and modified coinsurance agreements. Accordingly, the Company's income (loss) before income taxes will be smaller. Conversely, an increase in investment yields is expected to have the opposite effect. If mortality experience is worse than assumed (i.e., higher claims), it is expected to cause an increase in Benefits, Claims and Settlements, and a decrease in current and future revenues that would have otherwise resulted from the policies reinsured. Conversely, if mortality experience is better than assumed (i.e., lower claims), it is expected to cause a decrease in Benefits, Claims and Settlements, and an increase in current and future revenues that would have otherwise resulted from the policies reinsured.

         In July of 1997, WMA Life executed a reinsurance agreement with American Skandia on a modified coinsurance basis, a variation of coinsurance. This agreement provides for the reinsurance of a portion of all Imperium variable annuity policies sold by WMA Agency commencing as of January 1, 1997. Settlement is made under this agreement on a monthly basis. The Imperium policies are products exclusively distributed and sold by WMA Agency.

         Effective January 1, 1998, WMA Life commenced reinsurance on a coinsurance and modified coinsurance basis with Western Reserve of all Freedom Wealth Creator variable annuity policies sold through WMA Agency. This agreement will enable the Company to participate in revenues arising principally from mortality and expense charges, sales charges associated with surrenders, credited interest rate spreads, administrative charges and asset based allowances. Settlement under this agreement is made on a quarterly basis.

         Beginning as of April 1, 1998, WMA Life began reinsuring on a coinsurance and modified coinsurance basis with Western Reserve all Financial Freedom Builder VUL policies sold through WMA Agency. This new agreement enables the Company to participate in revenues arising principally from mortality and expense charges, cost of insurance charges, sales charges associated with surrenders, credited interest rate spreads, administrative charges and asset based allowances. Coincidental with this new agreement, WMA Life ceased reinsuring Financial Freedom Builder VUL policies sold after March 31, 1998 on a MRT reinsurance basis. Settlement under this agreement is made on a quarterly basis.

         At June 30, 1998, WMA Life's reinsurance inforce constituted 179,369 life insurance policies with an aggregate face amount of $5.23 billion. This is an increase of 12,165 life insurance policies and $573 million of inforce face amount from March 31, 1998. As of June 30, 1998, WMA Life had reinsurance inforce for 5,812 variable annuity policies with reinsured annuity contract benefits of $90.43 million. This is an increase of 2,460 annuity policies and $34.95 million of annuity contract benefits from March 31, 1998.

         The following table indicates the percentage of WMA Life's reinsurance revenues derived from the Ceding Life Companies:

                                               JUNE 30, 1998            1997                 1996
                                               -------------            ----                 ----

Western Reserve                                    89.7%                95.5%                100%

American Skandia                                    8.5                  3.6                  --

Kemper                                              1.8                  0.9                  --
                                                   ----                 ----                 ---
Total                                               100%                 100%                100%

Accounting

         WMA Life recognizes premiums as earned on MRT reinsurance for the mortality risk reinsured. Revenues that are reported in the period reflects policy mortality and expense charges, policy administration charges, asset-based allowances and deferred sales charges that have been assessed against the reinsured policy account balances under the coinsurance and modified coinsurance agreements, as they relate to universal life-type contracts.

         Net investment income is the gross income earned from the invested assets less the investment management expenses and custodial fees.

         Life insurance claims settled and the change in the liability for future policy benefits relating to MRT reinsured VUL policies are recorded as Benefits, claims and settlement expenses on the Consolidated Financial Statements. The liability for future policy benefits was recorded on the balance sheet at $1.93 million at June 30, 1998 as compared to $1.29 million at December 31, 1997. The liability for future policy benefits includes the liability for the fixed account portion of the Western Reserve variable annuity and VUL policies.

         WMA Life also recognizes costs that vary with an are directly associated with the acquisition of the reinsured policies. These costs include actuarial, legal and accounting fees, and salaries and expenses incurred directly by WMA Life, and reinsurance allowances paid to the Ceding Life Companies in accordance with the reinsurance agreements. These expenses are deferred to the extent that such costs are deemed recoverable from future policy revenues in accordance with Generally Accepted Accounting Principles ("GAAP") and are recorded as deferred acquisition costs on the balance sheet. Deferred acquisition costs are amortized over the lives of the underlying policies (with regard to the terms of the reinsurance agreement), in proportion to the ratio of revenues collected during the then current period to total anticipated revenues. Deferred acquisition costs increased $8.89 million in 1998 to $13.40 million at June 30, 1998. Amortization of deferred acquisition costs is recorded on the Consolidated Financial Statements.

         Professional fees, management fees and other expenses include expenses incurred for salaries paid, actuarial, legal, and accounting services received. Amortization of deferred organization costs, interest expense and miscellaneous operating expenses are also included.


RESULTS OF OPERATIONS

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997.

         Revenues. The Company's revenues increased by $2.14 million, or 77%, to $4.93 million in 1998 from $2.79 million in 1997. The increase was attributable primarily to the growth in premiums associated with the Western Reserve MRT agreement. Further, revenue increase of $469,000 was attributable to the variable annuity coinsurance and modified coinsurance agreements WMA Life entered into with American Skandia during 1997 and with Western Reserve in 1998, and $421,000 was attributable to the VUL coinsurance and modified coinsurance agreement WMA Life entered into with Western Reserve beginning April 1, 1998. The revenue increase of $731,000 over first quarter revenues of $159,000 is largely attributable to the new VUL coinsurance and modified coinsurance agreement.

         Premiums. Premiums increased by $1.27 million, or 56%, to $3.53 million in 1998 from $2.26 million in 1997. The increase was attributable primarily to the growth in premiums associated with a MRT reinsurance agreement WMA Life entered into with Western Reserve during the second quarter of 1996, and to a much lesser extent to a MRT agreement executed during the fourth quarter of 1996 with Kemper. The increase in premiums was due to an increase in the number and reinsured amount of VUL policies sold by WMA Agency. Policies reinsured on a MRT basis increased by 41,632, or 35%, from 120,048 in 1997 to 161,680 in 1998.
However, policies inforce on a MRT basis increased in the second quarter from 165,775 to 161,680 due to the discontinuation of Freedom Financial Builder VUL policies reinsurance on a MRT basis. Consequently, management expects inforce business to decline as policyholders terminate their policies either as a result of surrender or premium lapse. Nonetheless, premium revenue is anticipated to continue increasing on the MRT business for the next several years.

         Net Investment Income. Net investment income decreased by $16,000 to $512,000 in 1998 from $528,000 in 1997. Investment income is earned from the investment in securities (fixed income and equity) and cash equivalents. Investment expenses of $30,000 and $34,000 for 1998 and 1997, respectively, related to investment advisor fees and custodial fees which were netted with gross investment income. Controlling interest in Falcon Asset Management, Inc. ("Falcon"), the Company's outside investment advisor and manager recently changed. Falcon advised the Company that it was terminating their engagement as of the end of May, 1998. In June, the Company retained the services of Conning Asset Management Company to act as its outside investment advisor and manager. The Company is unaware of any affiliation of the former manager nor the new manager with the Company, WMA Agency or the Ceding Life Companies.

         Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses increased by $842,000, or 85%, to $1.84 million in 1998 from $995,000 in 1997. This increase primarily resulted from an increase in volume of in force business. The amount of business inforce at June 30, 1998, was $5.23 billion as compared to $3.37 billion at June 30, 1997, which represented a $1.86 billion, or 55% increase.

         The Company's profitability, in part, depends on the volume and amount of death claims incurred. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to fluctuation from quarter to quarter and year to year. A retrocession agreement has been entered coincidental with the reinsurance of the Western Reserve VUL business on a coinsurance and modified coinsurance basis which has resulted in an increase in the mortality rises assumed by WMA Life. The retrocession agreement under which WMA Life will retrocede standard mortality risks in excess of $100,000 per life. The retrocession agreement will serve to reduce the impact of fluctuations in death claims from quarter to quarter and year to year.

         Reinsurance Premium Allowances, Net. Net reinsurance premium allowances increased by $360,000, or 56%, to $1.01 million in 1998 from $649,000 in 1997.
Gross reinsurance premium allowances represent a portion of reinsurance premiums paid or allowed by WMA Life to the ceding companies for each policy reinsured. A certain portion of the gross reinsurance allowances related to the production of new business was primarily related to the Company's share of commissions, certain development costs and other expenses related to the production of new business incurred by the Ceding Companies on the business reinsured. These amounts have been deferred to the extent that such costs are deemed recoverable from future policy revenue in accordance with GAAP. The balance of those amounts not deferred are reflected as net reinsurance premium allowances and are often a level percentage of individual policy revenues (e.g., renewal reinsurance allowances). Similar to the increase in benefits, claims and settlement expenses, the increase in net reinsurance premium allowances was due to an increase in the volume of business in force and placement of the reinsured variable annuity and the coinsured VUL business.

         Professional Fees, Management Fees and Other Expenses. Professional fees, management fees and other expenses increased by $161,000, or 79%, to $364,000 in 1998 from $203,000 in 1997. The increase in expenses was primarily associated with an increase in the amount of reinsurance business activities and expenses relating to the administration of the Company. During 1998, the Company hired four employees, thus incurring additional expenses relating to salaries and benefits.

         Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased to $628,000 in 1998. The increase in amortization of deferred acquisition costs was attributable primarily to increased revenues associated with business reinsured and with the placement of new business.

         The deferred acquisition cost balance is equal to the prior period deferred acquisition cost balance, plus interest, and acquisition costs capitalized, less amortization as a function of premium revenue. Amortization of deferred acquisition costs is equal to amortization as a function of premium revenue, less interest capitalized. During the second quarter of 1997, interest capitalized exceeded amortization as a function of premium revenue, creating a negative balance. As each block of reinsured policies ages under the MRT reinsurance agreements, amortization as a function of premium revenue will exceed interest capitalized. An increase of $503,000 from first quarter is largely attributable to the new VUL coinsurance and modified coinsurance agreement. The increase policy acquisition costs, consisting primarily of allowances, under the coinsurance and modified coinsurance agreement as compared to that under the MRT agreements is largely attributable to the gross premiums paid under each agreement, respectively. First year gross premiums paid were $2,581,685 under the VUL coinsurance agreement for the second quarter as compared to $504,335 first year MRT reinsurance premiums paid. There is no prior comparable period.

         Income Taxes. Income taxes decreased by $26,000 to $374,000 in 1998 from $400,000 in 1997. The Company's effective tax rate was 34% in 1998 and 42% in 1997. The higher effective tax rate in 1997 was due to the reversal of a valuation allowance for deferred tax assets.

         Net Income. As a result of the foregoing, net income for the six-month period ended June 30, 1998, was $722,000 compared to $553,000 for the six-month period endedJune 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the principal sources of the Company's cash flow have been premiums received from Ceding Companies, investment income, maturing investments and proceeds from sales of invested assets and the Company's Common Stock. Premiums are generally received in advance of related claims payments. In addition to the need for cash flow to meet operating expenses, the liquidity requirements of the Company relate primarily to the payment of gross reinsurance allowances, operating expenses, investment purchases, and reinsurance claims.

         The Company's cash requirements for operating expenses will consist of salary and benefits; management service fees; investment management and custodial account fees; accounting and consulting services fees; expenses related to regulatory issues and compliance with corporate and tax matters; and other incidental administrative expenses. Prior to 1998, the Company incurred no expense for salary and benefits because it had no employees. The Company has hired several employees during the second quarter of 1998. The Company incurred no capital expenditures in 1997 or through the second quarter of 1998.

         For the period ended June 30, 1998, net cash flows used in operating activities were $1.90 million, compared to net cash provided by operating activities of $246,000 for the period ended June 30, 1997. This change is due primarily to additional cash required to reimburse the Ceding Life Companies for reinsurance allowances as a result of the new coinsurance and modified coinsurance agreements with Western Reserve in 1998. For the first half of 1997, the Company only had two MRT agreements in place which provided a small amount of revenue. To reimburse the Ceding Life Companies for such allowances for the first six months of 1998, the Company has used its invested assets. The net cash provided by investing activities for the period ended June 30, 1998 was $1.63 million compared to net cash used in investing activities of $1.44 million for the period ended June 30, 1997. The Company received cash from the issuance of common stock in the first half of 1997 which allowed the Company to purchase additional investments. The net cash used in financing activities was $28,000 for the period ended June 30, 1998 compared to net cash provided by financing activities of $1.11 million for the period ended June 30, 1997. The Company purchased a small amount of stock from its shareholders which represented the cash from financing activities for 1998.

         The Company has no assets other than the stock of WMA Life and invested assets. The Company will rely on income from its invested assets and dividends from WMA Life to meet holding company cash requirements.

         The minimum solvency margin for WMA Life as a long-term insurer under Bermuda regulations is $250,000. As of December 31, 1997, WMA Life had total statutory capital and surplus of $6,407,578. The amount available for distribution of dividends is $6,157,578. Additionally, the amount available for dividend distribution must be supplied through liquid assets. WMA Life meets this requirement as the amount of invested assets and quoted investments and cash was greater than $6,157,578.

         The Company's primary source of liquidity was $1.16 million in cash and cash equivalents at June 30, 1998, a decrease of $735,000 from the prior comparable period. The Company's fixed income portfolio represents over 96% of the total invested assets, and has an average quality rating of Aa3 by Moody's.

         The Company's sources of earnings will expand from gains from mortality under the MRT reinsurance agreements, and will now include expense charges, cost of insurance charges, sales charges associated with surrenders, credited interest rate spreads, administrative charges and asset based allowances.

         As a result of the new reinsurance agreements with Western Reserve, the Company will require substantially greater amounts of cash to make payments to Western Reserve than it has been required to make under its MRT agreement. During the first year in which a policy is reinsured on a coinsurance basis, the Company is required to reimburse Western Reserve for acquisition costs, including first year commissions and issuance expenses. Under the MRT reinsurance agreements, premiums vary in proportion to expected mortality claims reinsured. The first year a policy is reinsured under the MRT agreements the Company's cash outlay is approximately equal to death benefit claims; thereafter, in renewal policy years, it is anticipated no further cash outlays will occur.

         Under the Western Reserve VUL Coinsurance and Modified Coinsurance agreement, since the Company is reinsuring risk on the same plan as that of the original policy, reinsurance premiums are materially greater than premiums paid on the MRT reinsurance--perhaps as much as fifteen times or more. Accordingly, because of the type of reinsurance and the plan reinsured, the cash outlays could be as much as, or more than, the first year premium paid. The Company's net cash outflows in the first year not only consist of death claims, as found on the MRT reinsurance, but also reinsurance expense allowances that reimburse the ceding company for the Company's share of expenses associated with its acquisition costs, such as commissions and issuance expenses. In addition, maintenance expense allowances are paid that reimburse the ceding company for the Company's share of maintenance expenses on business reinsured.

         The Company believes that the sources of cash from the 1995 offering will be sufficient to meet the Company's cash needs until October 1998 with respect to the administration of WMA Life's current MRT agreements with Western Reserve and Kemper, its variable annuity coinsurance agreements with American Skandia and Western Reserve, and its new VUL reinsurance agreement with Western Reserve.

         In recognition of these liquidity requirements, during the first quarter of 1998, the Company contributed additional capital to WMA Life through a transfer of assets, and corresponding due and accrued investment income, with an amortized cost of approximately $10.16 million.

         The Company intends to offer shares of common stock sometime during the balance of 1998 to provide sufficient capital to fund payments of reinsurance allowances to Western Reserve in relation to the new VUL agreement. If an offering is not consummated, or if the Company's cash requirements are greater than anticipated, the Company may have to resort to other methods of raising the necessary capital to finance its growth, such as borrowing from financial institutions or the sales of additional securities in other private or public offerings. There can be no assurance that such alternatives would be available to the Company at an acceptable cost, if at all. If the offering is not consummated and alternative sources of financing cannot be obtained at an acceptable cost, the Company may seek to terminate or amend the new reinsurance agreements in light of available capital. The termination or amendment of the new reinsurance agreements would result in a material disruption in the Company's growth and business plans.

         The Company's reinsurance agreements provide security to the Ceding Life Companies through a Letter of Credit ("LOC") for the benefit of the Ceding Life Companies. The Company is in the process of increasing existing, and obtaining additional, LOC's with WRL as beneficiary, from $2.0 million to $7.0 million in support of anticipated reserve credits, under each of the reinsurance agreements in place with WRL, through June, 1999. WMA Life also has previously secured a LOC of $30,000 in favor of Kemper. The LOCs were issued by IBJ Schroder, the Company's custodian, and collateralized by the Company's assets held with the custodian. If determined to be necessary, WMA Life will develop facilities for future LOCs and trust arrangements in support of additional reinsurance agreements.

YEAR 2000 COMPLIANCE

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

         The Company has performed an initial assessment of its internal business systems with regards to their ability to accurately process date information in the year 1999 and beyond. This assessment has focused primarily on the Company's computer systems as the Company's business centers around the processing of financial data and is not significantly impacted by embedded technology such as micro controllers. As part of this assessment, the Company has also discussed the year 2000 issue with the Ceding Life Companies and the steps they have taken to address the situation.

         The Company is dependent on the data processing systems of the Ceding Life Companies for the year 2000 and beyond. Due to this dependence, the failure of the systems of the Ceding Life Companies to be year 2000 complaint could have a material adverse effect upon the Company, as a result of business interruption or loss of revenue sources.

         Currently, the Company is monitoring this risk via continued communications with the Ceding Life Companies regarding the status of their year 2000 readiness.

         Due to the nature of its internal computer systems, the Company does not incur significant recurring technology costs and has not been required to expend significant resource to address the year 2000 issue. In addition, as the Company will not be required to incur significant costs related to system replacement, but rather is primarily monitoring third party suppliers, the estimated future costs of remediation will primarily consist of personnel costs.

         In the event that the Ceding Life Companies are not year 2000 complaint, the Company's operations could be significantly impacted dependent upon the ability of the Company to enter into reinsurance agreements with other companies at the same or similar terms.

FORWARD-LOOKING STATEMENTS

         Certain statements made in this report are "forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor provisions of that Act. These statements include, but are not limited to relating to increases in reinsurance revenues and net income in future period resulting from, among other things, the Company expanding the types of reinsurance written, expanded reinsurance capacity and investment results. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, these are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, changes in the Company's relationship with World Marketing Alliance, Inc. ("WMA Agency"), changes in the public's acceptance of variable insurance and annuity products, adverse reinsurance experience, possible loss of key management personnel, increased competition from within the insurance industry, the extent to which the Company is able to develop new reinsurance programs and markets for its reinsurance, new regulatory initiatives aimed at the Company or WMA Agency, changes in the control of the Company, and the availability capital on acceptable terms and other factors discussed in this report.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

         At the June 30, 1998, neither the Company nor its subsidiaries were involved in any legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

Stock Options.

         On June 8, 1998, the Company's Board of Directors, subject to ratification of the stockholders of the Company at its 1998 annual meeting, authorized a 1998 stock option plan for the directors, officers and employees of the Company (the "Plan") that contemplates the issuance of up to 900,000 shares of the Company's authorized, but unissued, Common Stock upon the exercise of options granted under the Plan.

         Options issued under the Plan are non-transferable (except by will or the laws of descent and distribution in the event of death), shall have a term of five (5) years, and become exercisable on the third anniversary of an optionee's date of hire, appointment or election, provided the optionee at that time has been a director, officer or employee of the Company for at least one year after the date of grant. Upon termination of an optionee's service as director, officer, or employee of the Company for reasons other than retirement, death or permanent and total disability, the option and the optionee's rights thereunder shall terminate. No option may be granted after June 1, 2008, the expiration date of the Plan, although the exercise period of previously granted options may extend beyond that date. Options become immediately exercisable upon a change in control of the Company, as defined in the Plan. The per share exercise price of options granted under the Plan is generally the fair market value of a share of Common Stock on the date of grant and is payable in cash at the time of exercise. With respect to options granted in 1998, the exercise price is the price per share of shares to be offered in its proposed subscription offering ("Subscription Offering"), for which the Company recently filed a registration statement with the Securities and Exchange Commission. The Plan will be administered by the Audit and Compensation Committee created by the Board of Directors on the above date. The Board of Directors may amend or terminate the Plan at any time except that stockholder approval of any amendment must be obtained whenever necessary to comply with applicable legal requirements.


         On the above date, the Board of Directors also authorized the grant of options under the Plan to purchase up to 450,000 shares of Common Stock to several directors, officers and employees of the Company, including 300,000 shares to Mr. Humphrey, a director and President of the Company. Notwithstanding Mr. Humphrey's present stock ownership, the Board of Directors granted these options to Mr. Humphrey as further recognition of his contributions to the growth of the Company. The exercise price of these options is the price of shares to be offered by the Company in its proposed Subscription Offering. The Company will receive no monetary consideration for granting these options. The shares owned by the option holders upon exercise of their options will not be registered in the subscription offering or otherwise and shall be considered restricted shares which may only be resold pursuant to an effective registration statement, an exemption from registration, or Rule 144.

If the stockholders do not approve the Plan, all outstanding options will be rescinded.

Warrants.

         On June 8, 1998, the Company's Board of Directors, subject to ratification of the stockholders of the Company at its 1998 annual meeting, authorized the issuance of warrants to purchase up to 600,000 shares of the Company's Common Stock ("Warrants") to key management employees of WMA Agency and its affiliated corporations. The Board of Directors then authorized the issuance of Warrants with respect to 250,000 of these shares to certain key management employees of WMA Agency as consideration for the agreement of WMA Agency to use its "best efforts" to encourage life insurance companies whose policies it sells to reinsure such policies with the Company. On July 2, 1998, the Board of Directors expanded the persons to whom Warrants could be issued to include independent sales agents contractually associated with WMA Agency and increased to 400,000 the number of Warrants to be issued to WMA Agency as consideration for the agreement referred to in the preceding sentence. There will be no monetary consideration given to the Company for the issuance of Warrants. No Warrants will be issued to officers or directors of the Company.

         The Warrants will have a six-year term and will be non-transferable except by will and by the applicable laws of descent and distribution. The exercise price per share of the Warrants issued in 1998 will be the price per share as provided in the Company's proposed Subscription Offering. Thereafter, the price will be the fair market per share value of the Company's Common Stock on the date of issue. Twenty percent (20%) of a Warrant may be exercised for each year after the date in which the Warrant holder has been continuously employed by, or contractually associated with, WMA Agency. Warrants may only be exercised during the period commencing on the first anniversary date of issuance and ending on the sixth anniversary date of issuance. A Warrant may not be exercised in any year of the exercise period unless the following conditions are satisfied: (1) The Warrant holder is an employee of, or independent sales agent contractually associated with, WMA Agency on the date of each exercise, and (2) the Company has achieved the new reinsurance premium target established by the Board of Directors for such year, based upon actual new premium production for the immediately preceding year. If the target premium production level is not attained by the Company in a given year, the portion of the shares exercisable under the Warrant with respect to such year would be forfeited and no longer exercisable. The Board of Directors believes that the above limitations upon the exercise of the Warrants will encourage the management of WMA Agency to assist the Company in achieving targeted growth in its reinsurance business. Neither the Warrants nor the Common Stock to be issued upon exercise of the Warrants will be registered. The Common Stock shall be considered restricted shares, which may only be resold pursuant to an effective registration statement, an exemption from registration, or Rule 144. There are no registration rights contained in the terms of the Warrant.

         If the stockholders do not approve the issuance of Warrants, all outstanding Warrants will be rescinded.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the stockholders during the period covered by this point. The Company's Annual Meeting of stockholders originally scheduled for August 10, 1998 has been postponed. The Company has rescheduled the Annual Meeting to September 8, 1998.

ITEM 5. OTHER INFORMATION.

         As reported in the Company's quarterly report for the period ended March 31, 1998, the Company reinsures VUL and variable annuity products marketed by an affiliated company, World Marketing Alliance, Inc. ("WMA Agency"). These products are treated as securities under federal and state securities laws. In order to sell these products, the sales associates of WMA Agency must be individually licensed by the National Association of Securities Dealers ("NASD") and must become affiliated with a registered securities broker-dealer. WMA Securities, Inc. ("WMAS") is a registered broker-dealer having common ownership with WMA Agency. All of the sales associates of WMA Agency who are licensed to sell VUL and variable annuity products are registered representatives of WMAS.

         As a registered broker-dealer, WMAS's operations are subject to periodic examinations and review by both the NASD and the Securities and Exchange Commission ("SEC"), a federal agency. In September, 1997, the Atlanta District Office of the SEC examined the operations of WMAS. On February 3, 1998, WMAS received a letter from the SEC setting forth certain alleged deficiencies and violations of the Securities Exchange Act of 1934 pertaining to net capital requirements, record keeping and other compliance matters. In response to this letter, WMAS subsequently engaged a consultant to make recommendations to WMAS on how to improve its compliance practice and has notified the SEC I it's response that it plans to implement the consultant's recommendations. Implementation of these recommendations will involve significant capital expenditures by WMAS and could lead to a disruption of WMAS' business.

         The Company understands that it is not the current policy of the SEC to issue any written advice as to whether the steps taken by a recipient of a deficiency letter to address alleged deficiencies are adequate or satisfactory, therefore, it is unlikely that WMAS will receive any indication from the SEC regarding the adequacy of the corrective action that it has taken or intends to take, until the SEC conducts a subsequent examination of the operations of WMAS and the alleged deficiencies contained in the current deficiency letter are no longer found to exist. WMAS cannot determine when and if the SEC will conduct a subsequent examination of its operations nor can it predict the outcome of such examination should it occur.

         WMAS has advised the Company that the SEC, through its Enforcement Division, has initiated a formal investigation to determine whether any federal securities laws have been violated. If this investigation reveals one or more violations of the federal securities laws, the Enforcement Division may recommend the imposition of sanctions against WMAS. These sanctions, should they be imposed, could take various forms, including but not limited to, the imposition of monetary penalties which can be quite substantial depending upon the nature and severity of the violation, heightened regulatory scrutiny by the SEC and NASD, and the temporary suspension or permanent revocation of WMAS's registration or of the licenses of WMA Sales Associates resulting in the broker-dealer inability to continue operations.

There can be no assurance that the SEC, through its Enforcement Division, after completing its investigation will not seek to impose sanctions against WMAS, which if substantial could impair the financial and operation condition of WMAS. If the WMA Sales Associates are no longer able to maintain their licenses with WMAS, a disruption of the sales of new VUL and variable annuity products would result until the WMA Sales Associates could become registered with another broker-dealer. There can be no assurance, however, that WMAS Sales Associates could register with another broker-dealer. Consequently, such disruption could cause a significant interruption in the production of new business reinsured by the Company due to the Company's dependence upon WMA Agency and WMA Sales Associates for the marketing of new VUL and variable annuity policies which the Company may then reinsure.

         WMA Agency recently has been engaged in discussions with AEGON relating to a possible restructuring of WMA Agency in a manner which would ore fully utilize the resources of AEGON. The administrative functions of WMA Agency would be turned over to a new administrative services corporation of which AEGON would become a majority owner. Also discussed as the possibility of AEGON taking a minority position in WMA Agency (which would then be a marketing entity only) and the creation of a WMA Agency stock incentive program for key WMA Sales Associates and employees of WMA Agency. WMA Agency's management feels that such a restructuring would greatly enhance its ability to recruit and retain quality sales associates and employees, provide WMA Sales Associates with additional incentive to produce a greater volume of profitable business and make available AEGON resources to WMA Agency.

         Management intends to continue negotiations with representatives of AEGON toward achieving a definitive agreement in the near future. There can be no assurance that these negotiations will lead to a definitive agreement encompassing the restructuring of WMA Agency, nor can it be determined at this time, how such an agreement, if achieved, will affect the Company.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          No reports were required to be filed on Form 8-K.

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT
------             ----------------------

3.1                Articles of Incorporation(1)

3.2                Amendment to Articles of Incorporation changing name of Company to "The WMA Corporation". (2)

3.3                By-laws(1)

3.4                Amendment to By-Laws re Related Party Transactions(3)

4.1                Specimen Stock Certificate(4)

4.2                1998 Stock Option Plan(5)

4.3                Form of Warrant(5)

4.5                Loan Agreement between WMA Agency and Offering Subscribers(6)

10.1               Loan Agreement with Money Services, Inc. and WMA Agency(6)

10.2               Modification of Loan & Security agreement between Money Services, Inc. and WMA Agency(7)

10.3               Corporate Services Agreement with World Marketing Alliance,
                   Inc. (filed by amendment)

10.4               Reinsurance Agreement between WMA Life Insurance Company Limited and Western Reserve Life Assurance
                   Company of Ohio dated July 9, 1996. (7)

10.5               Automatic Variable Annuity Reinsurance Agreement between Western Reserve Life Assurance Company of
                   Ohio and WMA Life Insurance Company Limited effective January 1, 1998 (filed by amendment)

10.6               Automatic Variable Universal Life Reinsurance Agreement between Western Reserve Life Assurance Company of Ohio and WMA Life Insurance Company Limited effective April 1, 1998 (filed by amendment)

27.1               Financial Data Schedule (Attached) (for SEC use only)

                            [FOOTNOTES ON NEXT PAGE]

                          FOOTNOTES TO PRECEDING PAGE:

(1) Filed on June 28, 1995 as part of the Registration Statement and incorporated herein by reference pursuant to Rule 12b-23

(2) Filed on May 15, 1998 as an Exhibit to Quarterly Report on Form 10-QSB and incorporated by reference pursuant to Rule 12b-32.

(3) Filed on June 9, 1998 as an Exhibit to the Registration Statement and incorporated herein by reference pursuant to Rule 12b-32.

(4) Filed on September 22, 1995 as an Exhibit to the Registration Statement and incorporated herein by reference pursuant to Rule 12b-32.

(5) Filed on July 2, 1998 as an Exhibit to the Preliminary Proxy Statement and incorporated herein by reference pursuant to Rule 12bh-32.

(6) Filed on November 17, 1995 as an Exhibit to the Registration Statement and incorporated herein by reference pursuant to Rule 12b-32.

(7) Filed on May 15, 1998 as an Exhibit to Quarterly Report on Form 10-QSB and incorporated herein by reference pursuant to Rule 12b-32.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) The WMA Corporation



By (Signature/Title)  /s/ Edward F. McKernan                (SEAL) Date: August 14, 1998
                      Edward F. McKernan, Senior Vice
                      President, Chief Financial Officer,
                      Actuary, and Director