Form 10QSB/A
period 1998-06-30
WMA CORP
filed 1998-08-20
CIK 947716

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

                                                        Life Insurance Applications Submitted

                                                   June 30, 1998         1997                  1996
                                                   -------------         ----                  ----


Western Reserve Life Assurance Company
Of Ohio ("Western Reserve")                             78%               82%                    85%

American Skandia Life Assurance Corporation
("American Skandia")                                     0%                0%                     0%

Kemper Investors Life Insurance Company
("Kemper")                                               7%                5%                     0%
                                                       ----              ----                   ----
                                                        85%               87%                    85%


                                                              Annuity Applications Submitted

                                                   June 30, 1998         1997                  1996
                                                   -------------         ----                  ----

Western Reserve                                        41%                 0%                   0%

American Skandia                                       15%                13%                   5%

Kemper                                                  0%                 0%                   0%
                                                      ----               ----                ----
                                                       56%                13%                   5%

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

4.3                Form of Warrant(5)

4.5                Loan Agreement between WMA Agency and Offering Subscribers(6)

10.1               Loan Agreement with Money Services, Inc. and WMA Agency(6)

10.2               Modification of Loan & Security agreement between Money Services, Inc. and WMA Agency(7)

10.3               Corporate Services Agreement with World Marketing Alliance,
                   Inc. Attached

10.4               Reinsurance Agreement between WMA Life Insurance Company Limited and Western Reserve Life Assurance
                   Company of Ohio dated July 9, 1996. (7)

10.5               Automatic Variable Annuity Reinsurance Agreement between Western Reserve Life Assurance Company of
                   Ohio and WMA Life Insurance Company Limited effective January 1, 1998 Attached*

10.6               Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 between Western Reserve Life Assurance
                   Company of Ohio and WMA Life Insurance Company Limited effective April 1, 1998 Attached*

27.1               Financial Data Schedule (for SEC use only) +

                            [FOOTNOTES ON NEXT PAGE]

* Certain portions of these exhibits have been omitted pursuant to a request for confidential treatment. A complete version of each has been filed separately with the Secretary of the Commission.


+  Previously filed.

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


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) The WMA Corporation



By (Signature/Title)  /s/ Edward F. McKernan                (SEAL) Date: August 20, 1998
                      Edward F. McKernan, Senior Vice
                      President, Chief Financial Officer,
                      Actuary, and Director