Form 10QSB/A
period 1998-03-31
WMA CORP
filed 1998-10-01
CIK 947716

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

         COMMISSION FILE NUMBER 0-23637

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

                                TABLE OF CONTENTS

                                     PART I

                                                                   PAGE NO.
                                                                   --------
ITEM 1  Financial Statements                                          3
ITEM 2  Management's Discussion and Analysis or Plan of Operation     7

                                    PART II

ITEM 1  Legal Proceedings                                            16
ITEM 2  Changes in Securities                                        16
ITEM 3  Defaults Upon Senior Securities                              16
ITEM 4  Submission of Matters to a Vote of Security Holders          16
ITEM 5  Other Information                                            16
ITEM 6  Exhibits and Reports on Form 8-K                             18


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                               THE WMA CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                 MARCH 31,           DECEMBER 31,
                                                                   1998                  1997
                                                                ----------          ------------
                                                      ASSETS
Fixed maturity securities - available for sale
  (amortized cost of $16,995,247 and $17,686,390
  for 1998 and 1997, respectively)                              $17,121,692         $17,782,055
Equity securities - available for sale (cost of
  $487,733 for 1998 and 1997)                                       714,597             630,929
                                                                -----------         -----------
          Total investments                                      17,836,289          18,412,984
Cash and cash equivalents                                         1,991,275           1,469,663
Investment income due and accrued                                   259,414             257,629
Reinsurance balances receivable                                          --             183,524
Prepaid expenses                                                    387,766             113,243
Deferred acquisition costs                                        6,558,706           4,503,338
Deferred organization costs (net of accumulated
  amortization of $71,238 and $62,128 for 1998
  and 1997, respectively)                                           115,632             124,741
Other assets                                                          9,600                 783
                                                                -----------         -----------
          Total assets                                          $27,158,682         $25,065,905
                                                                ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Future policy benefits                                        $ 1,498,899         $ 1,293,917
  Reinsurance balances payable                                    1,396,536             434,443
  Accrued expenses                                                   30,000              53,735
  Accounts payable                                                  400,920             105,108
  Due to WMA Management Services, Inc.                              120,000             120,000
  Due to World Marketing Alliance, Inc.                              78,501               1,916
  Deferred tax liability                                          1,184,242             980,411
                                                                -----------         -----------
          Total liabilities                                       4,709,098           2,989,530

Stockholders' equity:
  Common stock, par value $.001, 10,000,000 authorized:
    2,500,000 shares issued in 1998 and 1997                          2,500               2,500
  Additional paid-in capital                                     20,228,973          20,228,973
  Accumulated other comprehensive income                            238,212             157,670
  Retained earnings                                               2,022,799           1,709,232
  Treasury stock, at cost (4,290 shares and 2,200 for
    1998 and 1997, respectively)                                    (42,900)            (22,000)
                                                                -----------         -----------
          Total stockholders' equity                             22,449,584          22,076,375
                                                                -----------         -----------
          Total liabilities and stockholders'equity             $27,158,682         $25,065,905
                                                                ===========         ===========


See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    1998              1997
Revenues:
  Premiums                                                      $ 1,728,837         $ 1,067,902
  Reinsured policy revenues                                         158,957                  --
  Net investment income                                             246,402             256,069
  Net realized gains on investments                                   3,799                 645
                                                                -----------         -----------
               Total revenue                                      2,137,995           1,324,616
                                                                -----------         -----------
Benefits and expenses:
  Benefits, claims and settlement expenses                          875,417             393,588
  Reinsurance premium allowances, net                               472,505             303,442
  Amortization of deferred acquisition costs                        124,573              (1,657)
  Professional fees and other expenses                              120,330              71,259
  Management fees to WMA Management Services, Inc.                       --              30,000
  Consulting fees to World Marketing Alliance, Inc.                  69,265                  --
                                                                -----------         -----------
           Total benefits and expenses                            1,662,090             796,632
                                                                -----------         -----------
           Income before income taxes                               475,905             527,984
Income tax expense                                                 (162,339)           (205,152)
                                                                -----------         -----------
           Net income after income taxes                        $   313,566         $   322,832
                                                                ===========         ===========

Basic and diluted income per share                              $      0.13         $      0.14
                                                                ===========         ===========

Weighted-average common shares outstanding                        2,497,452           2,385,558
                                                                ===========         ===========



See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      1998              1997
                                                                      ----              ----
Cash flows from operating activities:
  Net income                                                    $   313,566         $   322,832
  Adjustments to reconcile net income
    to cash provided by (used in) operations
      Amortization                                                  133,682               7,452
      Deferred tax expense                                          162,339             205,152
      Change in:
          Investment income due and accrued                          (1,786)            (63,691)
          Reinsurance receivables                                   183,524              30,396
          Deferred acquisition costs                             (2,179,941)           (299,953)
          Prepaid expenses                                         (274,523)            (17,523)
          Other assets                                               (8,816)            (35,306)
          Future policy benefits                                    204,982             (68,966)
          Reinsurance balances payable                              962,093              80,307
          Accrued expenses                                          (23,735)            (16,054)
          Accounts payable                                          295,812              13,224
          Due to WMA Management Services, Inc.                           --              12,436
          Due to World Marketing Alliance, Inc.                      76,586                (775)
                                                                -----------         -----------
               Net cash provided by (used in)
               operating activities                                (156,217)            169,242
                                                                -----------         -----------
Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities              698,729             974,858
  Purchase of available-for-sale securities                              --          (2,050,266)
                                                                -----------         -----------
          Net cash provided by (used in)
            investing activities                                    698,729          (1,075,408)
                                                                -----------         -----------
Cash flows from financing activities:
  Issuance of common stock                                               --           1,061,920
  Purchase of treasury stock                                        (20,900)                 --
  Increase in due to stockholders                                        --              38,160
                                                                -----------         -----------
         Net cash provided by (used in) financing activities        (20,900)          1,100,080
         Net increase in cash and cash equivalents                  521,612             193,914
Cash and cash equivalents at beginning of period                  1,469,663           1,980,201
                                                                -----------         -----------
Cash and cash equivalents at end of period                      $ 1,991,275         $ 2,174,115
                                                                ===========         ===========
Supplemental disclosure of cash flow information:
         Interest paid                                          $        --         $        --
                                                                ===========         ===========
         Income taxes paid                                      $        --         $        --
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


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

          The WMA Corporation ("the Company") is a holding company that owns all of the outstanding capital stock of WMA Life, a Bermuda life insurance corporation. WMA Life began reinsurance operations at the end of the second quarter of 1996. WMA Life presently provides reinsurance to certain life insurance companies ("Ceding Life Companies") with respect to variable universal life ("VUL") and variable annuity policies sold through World Marketing Alliance, Inc., a Georgia corporation which operates a multi-product independent insurance agency. World Marketing Alliance, Inc., and certain entities and persons, with which it is associated primarily for licensing purposes, are referred to herein as "WMA Agency", unless the context indicates otherwise. Where securities licenses are required for the sale of variable annuity and VUL products, such licenses are obtained through WMA Securities, Inc., under a dual licensing arrangement with WMA Agency. S. Hubert Humphrey, Jr. owns substantially all of WMA Agency and all of WMA Securities, Inc. Mr. Humphrey also beneficially owns approximately 36.1% of the Company's Common Stock.

          All of the Company's reinsurance business is generated by the marketing efforts of WMA Agency which places business with the Ceding Life Companies. The Company does not use reinsurance intermediaries or engage in any direct marketing activities. As a consequence, the Company is dependent upon and benefits from WMA Agency marketing those products, which the Company reinsures. World Marketing Alliance, Inc. is an independent entity separate and apart from the Company.

          The following tables show, by Ceding Life Company, the percentage of WMA Agency business reinsured by the Company.


                                   Life Insurance Applications (1)

                      Ceding Life Company                                    3/31/98    1997     1996
                      -------------------                                    -------    ----     ----
           Western  Reserve Life Assurance  Company of Ohio ("Western           81%      85%      85%
           Reserve")
           American  Skandia Life  Assurance  Corporation  ("American            0        0        0
           Skandia")
           Kemper Investors Life Insurance Company ("Kemper")                    3        2        0
                                                                               ---      ---      ---
           Total                                                                84%      87%      85%


                                          Annuity Applications (1)

                      Ceding Life Company                                    3/31/98    1997     1996
                      -------------------                                    -------    ----     ----
           Western Reserve                                                      40%       0%       0%
           American Skandia                                                     13       13        0
           Kemper                                                                0        0        0
                                                                               ---      ---      ---
           Total                                                                53%      13%       0%


         (1) As reported to WMA Agency by life insurance companies, of applications for life insurance and annuity policies submitted by WMA Agency, and that WMA Agency monitors on a regular basis.

          WMA Life's revenues do not and are not expected to, bear any relationship to the distribution of business placed by the companies with whom WMA Agency does business as illustrated by the above tables. The reasons WMA Life's revenue will diverge from the relationships noted above include, but are not limited to, the nature, mix and pricing of the products reinsured; the terms of the various reinsurance agreements; and the prescribed generally accepted accounting for such products and reinsurance structures.

          Under a reinsurance agreement, the economic consequences of certain insurance risks are transferred from the ceding company to the reinsurer. Depending upon the type of reinsurance agreement, these risks may include: mortality, persistency, expense, and investment. Key considerations in evaluating the risks include: industry experience, the ceding company's pricing and assumptions, the type of product, the ceding company's underwriting practices and procedures, the type of distribution system, the ceding company's recent experience, and the market for the product.

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

          At March 31, 1998, WMA Life's reinsurance inforce on life insurance policies constituted 167,204 policies with an aggregate reinsured amount of $4.66 billion. This is an increase of 18,264 life insurance policies and $500 million of inforce face amounts from December 31, 1997. As of March 31, 1998, WMA Life had reinsurance inforce with respect to variable annuities for 3,352 policies with reinsured annuity contract benefits of $55.47 million. There is no prior comparable March 31 period for variable annuity reinsurance since such business was first reinsured in the third quarter of 1997. This is an increase of 1,455 annuity policies and $24.58 million of annuity contract benefits from December 31, 1997.

          The following table indicates the percentage of WMA Life's reinsurance revenues derived from the Ceding Life Companies:

             Ceding Life Company              3/31/98         1997           1996
             -------------------              -------         ----           ----
             Western Reserve                    90.8%          95.5%          100%
             American Skandia                    7.3            3.6             0
             Kemper                              1.9            0.9             0
                                                ----          -----          ----
             Total                               100%           100%          100%


MRT REINSURANCE

         During 1998, WMA Life's reinsurance indemnity agreements included two agreements relating to VUL policies. The reinsurance of the VUL policies includes business previously and currently being sold through WMA Agency and issued by Western Reserve Life Assurance Company of Ohio ("Western Reserve") and Kemper Investors Life Insurance Company ("Kemper"). The Western Reserve and Kemper reinsurance agreements provide for the reinsurance of a portion of all individual VUL policies sold by WMA Agency on a Monthly Renewable Term basis ("MRT"). Under the MRT reinsurance agreements with Western Reserve and Kemper, WMA Life assumes a portion of the mortality risk related to the VUL policies written by the ceding companies. Settlements made under these agreements are made on a monthly basis.

         However, commencing April 1, 1998, WMA Life began reinsuring on a coinsurance and modified coinsurance basis with Western Reserve all Financial Freedom Builder VUL policies sold through WMA Agency. WMA Life ceased reinsuring Financial Freedom Builder VUL policies sold after March 31, 1998 on a MRT basis. (See discussion under "Coinsurance and Modified Coinsurance" below.) Financial Freedom Builder VUL policies previously reinsured on a MRT basis will continue to remain in force.

COINSURANCE AND MODIFIED COINSURANCE

          Under a coinsurance arrangement, WMA Life assumes a proportionate share of the insurance risks and expenses and receives a proportionate share of the premiums and revenues from the underlying policies. The insurance risks include mortality, lapses, cash surrenders and investment risk. Additionally, under coinsurance WMA Life must establish a proportionate share of the policy reserves. Modified coinsurance ("ModCo") is a variation of coinsurance. ModCo is similar to coinsurance except that reserves and assets related to the reserves that would otherwise be recorded and held by the Company are retained by the ceding company. ModCo is used primarily for products that develop cash values, which allows the ceding company to retain the associated assets for investment purposes. Under coinsurance and modified coinsurance, the mortality and investment risks are reinsured on the same plan as that of the original policy. The Ceding Life Companies and the Company share in these risks in the same manner.

          Due to the nature of the VUL products reinsured, the Company is significantly insulated from the impact of changes in investment yields as the policyholder retains virtually all of the investment risk. However, on an overall basis, a decline in investment yields is expected to cause a decrease in the Company's investment income and revenues under its coinsurance and modified coinsurance agreements, as the reinsured policy account balances upon which some of the Company's revenues are calculated would presumably be lower. Accordingly, the Company's income before income taxes will be smaller. Conversely, an increase in investment yields is expected to have the opposite effect. If mortality experience is worse than assumed (i.e., higher claims), it is expected to cause an increase in Benefits, claims and settlements, and a decrease in current and future revenues that would have otherwise resulted from the policies reinsured. Conversely, if mortality experience is better than assumed (i.e., lower claims), it is expected to cause an increase in current and future revenues that would have otherwise resulted from the policies reinsured.

          WMA Life commenced reinsurance on a ModCo basis with American Skandia providing for the reinsurance of a portion of all Imperium variable annuity policies sold by WMA Agency commencing as of January 1, 1997. The Imperium policies are products exclusively distributed and sold by WMA Agency. Settlement is made under this agreement on a monthly basis.

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

          Commencing April 1, 1998, WMA Life will also reinsure on a coinsurance and modified coinsurance basis with Western Reserve a portion of all Financial Freedom Builder VUL policies sold through WMA Agency. This new agreement will enable the Company to participate in revenues arising principally from mortality and expenses charges, cost of insurance charges, sales charges associated with surrenders, credited interest rate spreads, administrative charges, and asset based allowances. Coincidental with this new agreement, WMA Life will cease reinsuring the Financial Freedom Builder VUL product on a MRT reinsurance basis for all policies issued after March 31, 1998. The Company will continue to reinsure all Financial Freedom Builder VUL policies currently inforce in accordance with the terms of the MRT reinsurance agreement with Western Reserve. Settlement under this agreement is made on a quarterly basis.

          Under the above agreements with Western Reserve, the Company is reinsuring such policies on a coinsurance basis, except the separate accounts of such policies which will be reinsured on a ModCo basis. Western Reserve will initially cede to WMA Life a 20% quota share of the Financial Freedom Builder VUL policies effective April 1, 1998 and a 40% quota share of the Freedom Wealth Creator variable annuity policies effective January 1, 1998. The percentage of reinsurance to be ceded in subsequent years will be determined before the close of each calendar year. This determination will be based upon two factors: (i) the expected new or "first year" VUL "target" premium and variable annuity premium to be collected by Western Reserve written through WMA Agency for the ensuing calendar year, and (ii) total first year VUL "target" premiums and variable annuity premium written through WMA Agency with all insurance companies during a given year. The latter factor is used to determine Western Reserve's market share of the total new VUL and variable annuity premium or volume in a given year. VUL "target" premium is an amount, specific to the insurance product, which varies by issue age, sex and issue class, that provides for basic insurance benefits coverage.

          The Company's VUL reinsurance percentages will be 20%, 25%, 30%, 35% or 40% based on expected first year VUL collected target premium levels of $50-149 million, $150-199 million, $200-249 million, $250-599 million, or $600 million or more, respectively. These reinsurance percentages will be reduced if the percentage of Western Reserve's "market share" of WMA Agency first year VUL collected target premium falls below certain thresholds. Western Reserve's market share is measured by first year VUL target premium collected by Western Reserve to total first year VUL target premium written by WMA Agency. These market share thresholds are 90%, 85%, 80%, 75% and 70% for first year VUL collected target premium levels of $50-149 million, $150-199 million, $200-249 million, $250-350 million or more, respectively.

          The reinsurance percentages may be reduced 5% for each full 10% of realized market share below the thresholds above. The VUL reinsurance percentages may also be reduced to the extent WMA Agency's VUL first year target premium production attributed to any insurance company, other than Western Reserve, is greater than 10% of total VUL first year target premium written by WMA Agency. The reinsurance percentage may be reduced 5% for each full 5% in excess of the 10% limitation.

          The Company's variable annuity reinsurance percentages will be 40% or 50% based on expected first year variable annuity collected premium levels of $100-249 million or $250 million or more, respectively. These reinsurance percentages may be reduced if the percentage of Western Reserve's market share of WMA Agency first year variable annuity collected premium falls below certain thresholds. Western Reserve's market share is measured by first year variable annuity premiums collected by Western Reserve to total first year variable annuity premiums written by WMA Agency. These market share thresholds are 45% and 30% for first year variable annuity collected premium amounts of $100-249 million and $250 million or more, respectively. The reinsurance percentages may be reduced 5% for each full 5% of realized market share below the thresholds above, subject to a minimum reinsurance percentage of 25%. The variable annuity reinsurance percentage may also be reduced 5% if WMA Agency's first year variable annuity premium growth rate is 0% or less.

ACCOUNTING

          WMA Life recognizes premiums as earned on MRT reinsurance for the mortality risk reinsured. Reinsured policy revenues that are reported in the period reflect policy mortality and expense charges, policy administration charges, asset-based allowances and deferred sales charges that have been assessed against the reinsured policy account balances under the coinsurance and modified coinsurance agreements, as they relate to universal life-type contracts.

         Net investment income is the gross income earned from the invested assets less the investment management expenses and custodial fees.

         WMA Life also recognizes costs that vary with and are directly associated with the acquisition of the reinsured policies. These costs include actuarial, legal and accounting fees, and salaries and expenses incurred directly by WMA Life and reinsurance commission and expense allowances paid to the Ceding Life Companies in accordance with the reinsurance agreements. These expenses are deferred to the extent that such costs are deemed to be recoverable from future policy revenues in accordance with Generally Accepted Accounting Principles ("GAAP") and are recorded as deferred acquisition costs on the balance sheet. Deferred acquisition costs increased $2.06 million during the first three months of 1998 to $6.56 million at March 31, 1998.

         Deferred acquisition costs are amortized over the lives of the underlying policies (with regard to the terms of the reinsurance agreement). Under the MRT agreements, the amortization is in proportion to the ratio of premiums collected during the then current period to total anticipated premiums. The rate of amortization is based upon methods that include assumptions, such as estimates of expected investment yields, mortality, persistency and expenses applicable at the time the policies are reinsured. The assumptions include provision for risk of adverse deviation. Original assumptions continue to be used in subsequent accounting periods to determine changes in the deferred acquisition costs unless a premium deficiency exists. (A premium deficiency is recognized if the sum of expected claim costs, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums. A premium deficiency is first recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency is greater than unamortized acquisition costs, a liability shall be accrued for the excess deficiency.) Although the Company will begin reinsuring on a coinsurance and modified coinsurance basis with Western Reserve a portion of all Financial Freedom Builder VUL policies previously reinsured on a MRT basis, no premium deficiency exists because all inforce policies will continue to be reinsured in accordance with the MRT reinsurance agreement with Western Reserve.

         Under the ModCo agreement, the amortization of the deferred acquisition cost is in proportion to the ratio of gross profits recognized during the then current period to total anticipated gross profits. During each accounting period, assumptions used in calculating the amortization of the Company's deferred acquisition expense reflect actual experience for the then current accounting period. Management also reviews on a periodic basis evolving experience with regard to the Company's assumptions concerning future experience with regard to mortality, persistency, investment yields and expenses in determining its estimates of future gross profits. To the extent management believes variances from expected assumptions are permanent, rather than temporal, assumptions used with regard to future experience will be changed. Upon adoption of any change in assumptions used with regard to future experience, the amortization of the Company's deferred acquisition cost will be recalculated and be reflected during the then current accounting period.

         Life insurance claims settled and the increase in the liability for future policy benefits, related to MRT reinsured VUL policies, are recorded as Benefits, claims and settlement expenses in the Consolidated Financial Statements. The liability for future policy benefits was $1.50 million at March 31, 1998 in comparison to $1.29 million at December 31, 1997. The liability at March 31, 1998 is comprised of two components: the liabilities related to the coinsurance of variable annuity policyholder obligations and liabilities under the Company's MRT reinsurance agreements. The liability, with regard to the MRT reinsurance, which represents the present value of future benefits to be paid and related expenses, less the present value of future net premiums (that portion of the premium required to provide for all benefits and expenses), is estimated using the same methods and assumptions used to amortize the deferred acquisition costs under the MRT agreements. The liability for the fixed account portion of the Western Reserve variable annuity coinsurance agreement is equal to reinsured policy account balances. To date, management believes the assumptions used regarding its liability for future policy benefits are appropriate for its circumstances.

         Professional fees, management fees, and other expenses include expenses incurred for salaries paid, actuarial, legal, and accounting services received. Amortization of deferred organization costs, interest expense and miscellaneous operating expenses are also included.

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

         Premiums. Premiums increased by $661,000, or 62%, to $1,729,000 in 1998 from $1,068,000 in 1997. The increase was attributable primarily to the growth in premiums associated with a MRT reinsurance agreement WMA Life entered into with Western Reserve during the second quarter of 1996, and to a much lesser extent to a MRT agreement executed during the fourth quarter of 1996 with Kemper. The increase in premiums was due to an increase in the number and reinsured amount of VUL policies sold by WMA Agency. At March 31, 1998 and 1997, WMA Life's reinsurance in force constituted 167,204 and 105,493 life insurance policies, respectively, which represented a 58% increase.

         Reinsured Policy Revenues. An increase of $160,000 was due to the revenues generated from the ModCo variable annuity agreement with American Skandia and from the coinsurance and modified coinsurance variable annuity agreement with Western Reserve. The revenues reflect policy mortality and expense charges, policy administration charges, asset-based allowances and deferred sales charges that have been assessed against the reinsured policy account balances under the coinsurance and modified coinsurance agreements, as they relate to universal life-type contracts.

         Net Investment Income. Net investment income, including Net realized gains on investments, decreased by $7,000 to $250,000 in 1998 from $257,000 in 1997. Investment income is earned from the investment in securities (fixed income and equity) and cash equivalents. Investment expenses of $17,000 and $8,000 for 1998 and 1997 respectively related to investment advisor fees and custodial fees that were netted with gross investment income. Controlling interest in Falcon Asset Management, Inc. ("Falcon"), the Company's outside investment advisor and manager, recently changed. Falcon advised the Company that it was terminating their engagement as of the end of May 1998. The Company expects to retain a new manager coincidental with the termination of Falcon. The Company is unaware of any affiliation of Falcon with the Company, WMA Agency, WMA Securities or the Ceding Life Companies.

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

         The Company's profitability, in part, depends on the volume and amount of death claims incurred. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to fluctuation from quarter to quarter and year to year. As of March 31, 1998, the Company had not reinsured ("retroceded") any of its reinsurance. However, the Company intends to retrocede portions of the mortality risk in excess of its retention limit due to the new proposed reinsurance agreement with Western Reserve. Standard mortality risks in excess of $100,000 per life will be retroceded to American Phoenix Life and Reinsurance Company, Swiss Re Life & Health America, Inc., The Lincoln National Life Insurance Company, and Transamerica Occidental Life Insurance Company.

         Reinsurance Premium Allowances, Net. Net reinsurance premium allowances increased by $169,000, or 56%, to $472,000 in 1998 from $303,000 in 1997. Gross reinsurance premium allowances represent a portion of reinsurance premiums paid or allowed by WMA Life to the ceding companies for each policy reinsured. A certain portion of the gross reinsurance allowances, with regard to the production of new business, was primarily related to the Company's share of commissions, certain development costs and other expenses from such production of new business. These amounts have been deferred to the extent that such costs are deemed recoverable from future policy revenue in accordance with GAAP. The balance of those amounts not deferred are reflected as net reinsurance premium allowances and are often a level percentage of individual policy revenues (e.g., renewal reinsurance allowances). Similar to the increase in Benefits, claims and settlement expenses, the increase in net reinsurance premium allowances was due to an increase in the volume of business in force and placement of the reinsured variable annuity business.

         Professional Fees, Management Fees and Other Expenses. Professional fees, management fees and other expenses increased by $88,000, or 87%, to $189,000 in 1998 from $101,000 in 1997. Total expenses for each year included professional fees for legal, actuarial and accounting expenses incurred, management fees to WMA Management, consulting fees to WMA Agency, and other miscellaneous expenses. The increase in expenses was primarily associated with an increase in the amount of reinsurance business activities and expenses relating to the administration of the Company.

         Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased by $126,000 to $125,000 in 1998. The increase in amortization of deferred acquisition costs was attributable primarily to increased revenues associated with business reinsured and with the assumption of new business.

         The deferred acquisition cost balance is equal to the prior period deferred acquisition cost balance, plus interest, and acquisition costs capitalized, less amortization as a function of premium revenue. Amortization of deferred acquisition costs is equal to amortization as a function of premium revenue, less interest capitalized. During the first quarter of 1997, interest capitalized exceeded amortization as a function of premium revenue, creating a negative balance. As each block of reinsured policies ages under the MRT reinsurance agreements, amortization as a function of premium revenue will exceed interest capitalized.

         Income Taxes. Income taxes decreased by $43,000 to $162,000 in 1998 from $205,000 in 1997. The Company's effective tax rate was 34.1% in 1998 and 38.8% in 1997. The higher effective tax rate in 1997 was due to the reversal of a valuation allowance for deferred tax assets during 1997.

         Net Income. As a result of the foregoing, net income for the quarter ended March 31, 1998, was $313,000 compared to $323,000 for the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the principal sources of the Company's cash flow have been premiums received from Ceding Life Companies, investment income, maturing investments and proceeds from sales of invested assets, and the Company's common stock. Premiums are generally received in advance of related claims payments. In addition to the need for cash flow to meet operating expenses, the liquidity requirements of the Company relate primarily to the payment of gross reinsurance allowances, operating expenses, investment purchases, and reinsurance claims.

         The Company's cash requirements will consist of salary and benefits; management service fees; investment management and custodial account fees; accounting and consulting services fees; expenses related to regulatory issues and compliance with corporate and tax matters; and other incidental administrative expenses. Prior to 1998 the Company incurred no expense for salary and benefits because it had no employees. The Company incurred no capital expenditures in 1997 or through the first quarter of 1998.

         For the period ended March 31, 1998, net cash flows used in operating activities were $156,000 compared to net cash provided by operating activities of $169,000 for the period ended March 31, 1997. This change is due primarily to additional cash required to reimburse the Ceding Life Companies for reinsurance allowances as a result of the new coinsurance and modified coinsurance agreement with Western Reserve in 1998. For the first quarter of 1997, the Company only had two MRT agreements in place, which provided a small amount of revenue. To reimburse the Ceding Life Companies for such allowances for the first quarter of 1998, the Company has used its invested assets. The net cash provided by investing activities for the period ended March 31, 1998 was $699,000 compared to net cash used in investing activities of $1.08 million for the period ended March 31, 1997. The Company received cash from the issuance of common stock in the first quarter of 1997, which allowed the Company to purchase additional investments. The net cash used in financing activities was $21,000 for the period ended March 31, 1998 compared to net cash provided by financing activities of $1.10 million for the period ended March 31, 1997. The Company purchased a small amount of stock from its shareholders, which represented the cash from financing activities for 1998.

         The Company has no assets other than the stock of its subsidiaries and investment assets. The Company will rely on income from its investment assets and dividends from WMA Life to meet holding company cash requirements.

         The minimum solvency margin for WMA Life as a long-term insurer under Bermuda regulations is $250,000. As of December 31, 1997, WMA Life had total statutory capital and surplus of $6,407,578. The amount available for distribution of dividends is $6,157,578. Additionally, the amount available for dividend distribution must be supported by liquid assets. As of December 31, 1997, WMA Life met this requirement as the amount of invested assets and quoted investments and cash was greater than $6,157,578.

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

         In recognition of these liquidity requirements during the first quarter of 1998, the Company contributed additional capital to WMA Life through a transfer of assets, and corresponding due and accrued investment income, with an amortized cost of approximately $10.16 million.

         As a result of the new VUL coinsurance reinsurance agreement with Western Reserve, the Company will require substantially greater amounts of cash to make required payments to Western Reserve than it has been required to make under its MRT agreement. During the first year in which a policy is reinsured on a coinsurance basis, the Company is required to reimburse Western Reserve for acquisition costs, including first year commissions and issuance expenses. Under the MRT reinsurance agreements, premiums vary in proportion to expected mortality claims reinsured. The Company's cash inflows under the MRT agreements equal premiums for the mortality risk reinsured. The Company's cash outflows equal reinsurance expense allowances and death benefit claims. The reinsurance expense allowances represent the Company's share of acquisition and maintenance expenses incurred by the ceding company that are attributable to the risks reinsured. With respect to the first policy year, the Company's net cash outlay is approximately equal to death benefit claims because of the expense allowance structure; thereafter, in renewal policy years, it is anticipated no further cash outlays will occur because reinsurance expense allowances are materially less as a function of premium.

          Under the Western Reserve VUL coinsurance and modified coinsurance agreement, since the Company is reinsuring risks on the same plan as that of the original policy, reinsurance premiums are materially greater than premiums paid on the MRT reinsurance--perhaps as much as fifteen times or more. During the first year in which a policy is reinsured on a coinsurance basis, the Company is required to reimburse Western Reserve for acquisition costs, including first year commissions and issuance expenses. Further, under modified coinsurance, the Company will allow Western Reserve to retain assets related to reserves in support of reinsured policy benefits (e.g., cash values). Accordingly, because of the type of reinsurance and the plan reinsured, the net cash outlays could be as much as, or more than, the first year premium paid.

         Under the Company's reinsurance agreements, the Company is required to provide security through a Letter of Credit ("LOC") for the benefit of the Ceding Life Companies. WMA Life has previously secured a LOC of $2,000,000 in favor of Western Reserve. The LOC for Western Reserve conforms to provisions contained in the Ohio Insurance Code, Administrative Code and Rules and National Association of Insurance Commissioner's Model Law on Credit for Reinsurance with regard to LOCs. The Company is not aware whether the state of Ohio has reviewed the LOC. The LOCs were issued by IBJ Schroder, the Company's custodian and collateralized by the Company's assets held with the custodian.

         WMA Life also has previously secured a LOC of $30,000 in favor of Kemper. Illinois has reviewed and accepted the LOC for KILICO. The Company is assessing its LOC needs in support of each of the new reinsurance agreements in place with Western Reserve. If determined to be necessary, WMA Life will develop facilities for future LOCs and trust arrangements in support of additional reinsurance agreements.

         As a result of the 1995 offering, the Company sold 2,000,000 shares of Common Stock and 500,000 warrants for gross proceeds of $20.5 million (excluding deferred organization costs of $517,000). The Company incurred no capital expenditures during 1997.

         The Company believes that the sources of cash from the 1995 offering will be sufficient to meet the Company's cash needs until October 1998 with respect to the administration of WMA Life's current MRT agreements with Western Reserve and Kemper, its modified coinsurance agreements with American Skandia and Western Reserve and its new VUL reinsurance agreement with Western Reserve.

         The Company intends to offer shares of common stock sometime in 1998 to provide sufficient capital to fund payments of reinsurance allowances to Western Reserve in relation to the new VUL agreement. If an offering is not consummated, or if the Company's cash requirements are greater than anticipated, the Company may have to resort to other methods of raising the necessary capital to finance its growth, such as borrowing from financial institutions or the sale of additional securities in other private or public offerings. There can be no assurance that such alternatives would be available to the Company at an acceptable cost, if at all. If the offering is not consummated and alternative courses of financing cannot be obtained at an acceptable cost, the Company may seek to terminate or amend the new reinsurance agreements in light of available capital. The termination or amendment of the new reinsurance agreements would result in a material disruption in the Company's growth and business plan.

YEAR 2000 ISSUE

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

         The Company is dependent on the data processing systems of the Ceding Life Companies and for the year 2000 and beyond. There can be no assurance that these systems will be able to properly process information relating to the year 2000 and beyond. The failure of these systems to be Year 2000 compliant could have a material adverse effect upon the Company.

FORWARD-LOOKING STATEMENTS

         Certain statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor provisions of that Act. These statements include, but are not limited to, statements relating to increases in reinsurance revenues and net income in future periods resulting from, among other things, the Company expanding the types of reinsurance written, expanded reinsurance capacity and investment results. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to, changes in the Company's relationship with WMA Agency, adverse reinsurance experience, increased competition from within the insurance industry, the extent to which the Company is able to develop new reinsurance programs and markets for its reinsurance, changes in the control of the Company, the Company's cash requirements, and the availability of capital on acceptable terms and other factors discussed in this report.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

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

ITEM 5. OTHER INFORMATION.

         The Company's major shareholder, S. Hubert Humphrey, Jr. in 1995 pledged all of his shares of the Company's common stock in connection with a loan made by Money Services, Inc. to WMA Agency ("the Agency Loan"). Money Services, Inc. is a subsidiary of AEGON USA, Inc., as is Western Reserve, for whom the Company provides reinsurance. Western Reserve underwrites the largest proportion of VUL business sold by WMA Agency, a large percentage of which was reinsured by the Company in 1996 and 1997.

         Part of the Agency Loan proceeds were allocated for use by WMA Agency to make loans to certain of its WMA Sales Associates (the "Agent Loans") to acquire 402,836 shares of common stock in the 1995 offering. As of March 31, 1998, the outstanding principal amount of the Agent Loans was $1,260,000. The WMA Sales Associates' shares of common stock are pledged to WMA Agency as security for the Agent Loans. Each pledge is accompanied by an irrevocable proxy which grants to WMA Agency or its nominee the right to exercise, in its sole and absolute discretion, all voting power relating to the pledged shares until all indebtedness owed by the borrower to WMA Agency is no longer outstanding.

         The Agency Loan, which was in the initial principal amount of $2,250,000 in 1995, was subsequently consolidated into a WMA Agency line of credit facility and the maximum available amount was increased to $7,750,000. On November 30, 1997, this line of credit facility was again increased to a maximum available amount of $14,750,000. Mr. Humphrey's pledge of his shares of Common Stock is one of the various forms of collateral for this line of credit, which as of March 31, 1998 had an outstanding balance in excess of $12 million. Upon default on this credit line, the lender, Money Services, Inc. would have the right to take title to the pledged shares and to exercise voting control. This line of credit is being amortized over a fifteen year period ending November 1, 2012 with principal and interest payable monthly by WMA Agency. Interest is calculated in arrears based on AEGON USA's cost of its five year senior debt instruments, which is in turn, based upon five year U.S. Treasury Notes, plus an underwriters override. Interest on the line of credit is adjusted every five years.

         The Company reinsures VUL and variable annuity products marketed by WMA Agency. These products are treated as securities under federal and state securities laws. In order to sell these products, the WMA Sales Associates must be individually licensed by the National Association of Securities Dealers ("NASD") and must become affiliated with a registered securities broker-dealer. WMA Securities, Inc. ("WMAS") is a registered broker-dealer, which is owned by S. Hubert Humphrey, Jr., who also owns substantially all of the common stock of WMA Agency and is the principal stockholder of the Company. All of the sales associates of WMA Agency who are licensed to sell VUL and variable annuity products are registered representatives of WMAS.

         As a registered broker-dealer, WMAS's operations are subject to periodic examination and review by both the NASD and the Securities and Exchange Commission ("SEC"), a federal agency. In September 1997, the Atlanta District Office of the SEC examined the operations of WMAS. On February 3, 1998, WMAS received a letter from the SEC setting forth certain alleged deficiencies and violations of the Securities Exchange Act of 1934 pertaining to net capital requirements, record keeping and other compliance matters. In response to this letter, WMAS subsequently engaged a consultant to make recommendations to WMAS on how to improve its compliance practice and has notified the SEC in it's response that it plans to implement the consultant's recommendations. Implementation of these recommendations will involve significant capital expenditures by WMAS and could lead to a disruption of WMAS' business. Such a disruption could cause a significant interruption in the production of new business reinsured by the Company due to the Company's dependence upon WMA Agency and WMA Sales Associates for the marketing of new VUL and variable annuity policies which the Company may then reinsure.

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

         Any such sanctions, if imposed against WMAS, could impair the financial and operating condition of WMAS. If sales associates of WMA Agency are no longer able to maintain their licenses with WMAS, a significant disruption of the sale of new VUL and variable annuity products to be reinsured by the Company could result until the WMA Sales Associates could become registered with another broker-dealer.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          No reports were required to be filed on Form 8-K.

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT
- ------             ----------------------
3.1                Articles of Incorporation(1)

3.2                By-laws(1)

4.1                Shareholders' Agreement (3)

4.2                Specimen Stock Certificate(2)

4.4                Revised Specimen Warrant (4)

4.5                Loan Agreement between WMA Agency and Offering Subscribers(3)

10.1               Loan Agreement between Money Services, Inc. and WMA Agency(3)

10.2               Modification of Loan & Security agreement between Money Services, Inc. and WMA Agency (5)

10.3               Management Agreement with WMA Management(3)

10.4               Reinsurance  Agreement  between  WMA Life and  Western  Reserve  Life  dated  July 9,  1996 (5).
                   Portions of this Exhibit have been omitted,  a complete copy of which has been filed  separately with the Secretary of the Commission pursuant to an application for confidential treatment.

10.5               Sublease Agreement between World Marketing Alliance,  Inc. and The WMA Corporation dated January
                   21, 1998 (7)

10.6               Automatic Variable Annuity Reinsurance Agreement between Western Reserve and WMA Life effective
                   January 1, 1998 (6). Portions of this Exhibit have been omitted, a complete copy of which has been filed separately with the Secretary of the Commission pursuant to an application for confidential treatment.

10.7               Management Agreement dated August 2, 1995, between CFM Insurance Managers, Ltd. And WMA Life (7)

10.8               Form of Pledge and Security Agreement and Irrevocable Proxy between Debtor and World Marketing
                   Alliance, Inc. (7)

27.1               Restated Financial Data Schedule (for SEC use only)


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

(5) Filed on May 15, 1998 as an Exhibit to Form 10-QSB for the period ended March 31, 1998 and incorporated herein by reference pursuant to Rule 12b-32.

(6) Filed on August 20, 1998 as Exhibit 10.5 to Amended Form 10-QSB/A for the period ended June 30, 1998 and incorporated herein by reference pursuant to Rule 12b-32.

(7) Filed on October 1, 1998 as an Exhibit to Amended Form 10-KSB/A for the fiscal year ended December 31, 1997 and incorporated herein by reference pursuant to Rule 12b-32.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) The WMA Corporation



By (Signature/Title)     /s/ Edward F. McKernan                    (SEAL) Date: October 1, 1998.
                         Edward F. McKernan, Senior Vice
                         President, Chief Financial Officer,
                         Actuary, and Director