Form 10QSB
period 1998-09-30
WMA CORP
filed 1998-11-16
CIK 947716

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998

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

          As of September 30, 1998, there were 2,495,010 shares of common stock (.001 par value) outstanding.

          Transitional Small Business Disclosure Format (Check one): Yes  No X

                                TABLE OF CONTENTS

                                     PART I

                                                                      PAGE NO.
                                                                      --------

ITEM 1      Financial Statements                                          3

ITEM 2      Management's Discussion and Analysis of Financial             7
            Condition and Results of Operations

                                     PART II

ITEM 1      Legal Proceedings                                            17
ITEM 2      Changes in Securities                                        17
ITEM 3      Defaults Upon Senior Securities                              17
ITEM 4      Submission of Matters to a Vote of Security Holders          17
ITEM 5      Other Information                                            17
ITEM 6      Exhibits and Reports on Form 8-K                             19


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                               THE WMA CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                                     SEPTEMBER 30,           DECEMBER 31,
                                                                                         1998                   1997
                                                                                      ------------           ------------
                                  ASSETS
Fixed maturity securities - available for sale (amortized cost
  of $9,676,778 and $17,686,390  for 1998 and 1997, respectively)                     $ 10,094,509           $ 17,782,055
Equity securities - available for sale (cost of  $487,733 for 1998 and 1997)               660,563                630,929
                                                                                      ------------           ------------
    Total investments                                                                   10,755,072             18,412,984
Cash and cash equivalents                                                                6,655,488              1,469,663
Investment income due and accrued                                                          148,596                257,629
Reinsurance balances receivable                                                             61,534                183,524
Prepaid expenses                                                                           792,277                113,243
Deferred acquisition costs                                                              20,283,359              4,503,338
Deferred organization costs (net of accumulated amortization of $89,456
  and $62,128 at 1998 and 1997, respectively)                                               97,413                124,741
Due from World Marketing Alliance, Inc.                                                      2,607                     --
Other assets                                                                                 2,918                    783
                                                                                      ------------           ------------
    Total assets                                                                      $ 38,799,264           $ 25,065,905
                                                                                      ============           ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Future policy benefits                                                              $  1,935,474           $  1,293,917
  Reinsurance balances payable                                                           5,605,723                434,443
  Accrued expenses                                                                          42,500                 53,735
  Accounts payable                                                                         118,067                105,108
  Due to WMA Management Services, Inc.                                                          --                120,000
  Due to World Marketing Alliance, Inc.                                                         --                  1,916
  Short term debt                                                                        5,000,000                     --
  Deferred tax liability                                                                 2,025,334                980,411
                                                                                      ------------           ------------
    Total liabilities                                                                   14,727,098              2,989,530

Stockholders' equity:
  Common stock, par value $.001, 10,000,000 authorized: 2,500,000
     shares issued in 1998 and 1997                                                          2,500                  2,500
  Additional paid-in capital                                                            20,228,973             20,228,973
  Accumulated other comprehensive income                                                   389,131                157,670
  Retained earnings                                                                      3,501,462              1,709,232
  Treasury stock, at cost (4,990 and 2,200 for 1998 and 1997,
     respectively)                                                                         (49,900)               (22,000)
                                                                                      ------------           ------------
    Total stockholders' equity                                                          24,072,166             22,076,375
                                                                                      ------------           ------------
    Total liabilities and stockholders' equity                                        $ 38,799,264           $ 25,065,905
                                                                                      ============           ============


          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                         SEPTEMBER 30,
                                                               1998                1997                1998               1997
                                                           -----------         -----------         -----------         -----------
Revenues:
  Premiums                                                 $ 1,853,639         $ 1,388,417         $ 5,383,901         $ 3,652,644
  Reinsured policy revenues                                  1,346,430             100,756           2,236,421             100,756
  Net investment income                                        257,979             307,945             779,894             835,972
  Net realized gains on investments                            111,416                  --             101,719                 645
                                                           -----------         -----------         -----------         -----------
    Total revenue                                            3,569,464           1,797,118           8,501,935           4,590,017
Benefits and expenses:
  Benefits, claims and settlement expenses                     602,228             660,835           2,438,647           1,655,724
  Reinsurance premium allowances, net                          728,749             421,144           1,808,581           1,070,003
  Amortization of deferred acquisition costs, net              377,136               8,178             933,918                 981
  Professional fees and other expenses                         239,285              86,347             424,244             182,835
  Management fees to WMA Management Services, Inc.                  --              30,000                  --              90,000
  Consulting fees to World Marketing Alliance, Inc.                 --              12,750             178,632              59,051
                                                           -----------         -----------         -----------         -----------
    Total benefits and expenses                              1,947,398           1,219,254           5,784,022           3,058,594
                                                           -----------         -----------         -----------         -----------
    Income before income taxes                               1,622,066             577,864           2,717,913           1,531,423
Income tax expense                                            (552,035)           (137,585)           (925,685)           (537,658)
                                                           -----------         -----------         -----------         -----------
    Net income after income taxes                          $ 1,070,031         $   440,279         $ 1,792,228         $   993,765
                                                           ===========         ===========         ===========         ===========
Basic and diluted income per share                         $      0.43         $      0.18         $      0.72         $      0.41
                                                           ===========         ===========         ===========         ===========
Weighted-average common shares
  outstanding                                                2,495,010           2,411,742           2,496,018           2,402,893
                                                           ===========         ===========         ===========         ===========



          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   1998                1997
                                                              ------------         -----------
Cash flows from operating activities:
  Net income                                                  $  1,792,228         $   993,765
  Adjustments to reconcile net income to net cash
    used in operating activities
  Amortization                                                     961,246              28,309
  Deferred tax expense                                             925,685             537,658
  Change in:
    Investment income due and accrued                              109,033             (69,260)
    Reinsurance balances receivable                                121,991             (17,385)
    Deferred acquisition costs                                 (16,713,939)         (2,650,930)
    Prepaid expenses                                              (679,034)            (32,922)
    Due from World Marketing Alliance, Inc.                         (2,607)                 --
    Other assets                                                    (2,135)                 --
    Future policy benefits                                         641,557             360,397
    Reinsurance balances payable                                 5,171,280             278,129
    Accrued expenses                                               (11,235)             10,492
    Accounts payable                                                12,959             (60,288)
    Due to WMA Management Services, Inc.                          (120,000)             34,780
    Due to World Marketing Alliance, Inc.                           (1,916)             94,792
                                                              ------------         -----------
      Net cash used in operating activities                     (7,794,887)           (492,463)
                                                              ------------         -----------

Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities           8,008,612           2,670,299
  Purchase of available-for-sale securities                             --          (1,892,399)
                                                              ------------         -----------
      Net cash provided by investing activities                  8,008,612             777,900
                                                              ------------         -----------

Cash flows from financing activities:
  Proceeds from short-term financing                             5,000,000                  --
  Issuance of common stock                                              --           1,059,920
  Purchase of treasury stock                                       (27,900)            (20,000)
  Increase in due to stockholders                                       --              (1,601)
                                                              ------------         -----------
    Net cash provided by financing activities                    4,972,100           1,038,319
                                                              ------------         -----------
    Net decrease in cash and cash equivalents                    5,185,825           1,323,756
Cash and cash equivalents at beginning of period                 1,469,663           1,980,201
                                                              ------------         -----------
Cash and cash equivalents at end of period                    $  6,655,488         $ 3,303,957
                                                              ============         ===========
Supplemental disclosure of cash flow information:
  Interest paid                                               $         --         $     9,427
                                                              ============         ===========
  Income taxes paid                                           $         --         $        --
                                                              ============         ===========



          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

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

(2) DEFERRED TAX

          Deferred income tax liabilities and related expenses are determined in accordance with Statement of Financial Accounting Standard No. 109 (SFAS No.
109) using an effective federal tax rate of 34%. SFAS No. 109 specifically excludes recognition of the "small life insurance company deduction" available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction, for which management believes the Company will qualify for a number of years, can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on the Company's earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No. 109, at September 30, 1998.

(3) ACCOUNTING PRONOUNCEMENTS

          In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is unrealized gains on securities. Total comprehensive income for the three months ended September 30, 1998 was $1,104,412 compared to $675,352 for the three months ended September 30, 1997. Total comprehensive income for the nine months ended September 30, 1998 was $2,023,689 compared to $1,161,844 for the nine months ended September 30, 1997. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 is effective for financial statements for years ending after December 15, 1997. The Company does not have any separate segments that are considered material.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

          The WMA Corporation ("the Company") is a holding company, owning all of the outstanding capital stock of WMA Life Insurance Company Limited ("WMA Life"), a Bermuda life insurance corporation. WMA Life commenced reinsurance operations at the end of the second quarter of 1996. WMA Life is presently engaged in providing reinsurance to certain insurance companies ("Ceding Life Companies") with respect to variable universal life ("VUL") and variable annuity policies sold through World Marketing Alliance, Inc., a Georgia corporation which is a multi-product independent insurance agency. World Marketing Alliance, Inc., and certain entities and persons with which it is associated primarily for licensing purposes, are referred to herein as "WMA Agency", unless the context indicates otherwise. Where sales associates of WMA Agency ("WMA Sales Associates") are required to hold securities licenses for the sale of variable annuity and VUL products, they become licensed as registered representatives of WMA Securities, Inc. ("WMAS"), a registered securities broker. S. Hubert Humphrey, Jr., the Company's President, owns substantially all of WMA Agency and all of WMAS. Mr. Humphrey also beneficially owns approximately 36.1% of the Company's Common Stock.

          All of the Company's reinsurance business is generated by the marketing efforts of WMA Agency which places business with the Ceding Life Companies. The Company does not use reinsurance intermediaries or engage in any direct marketing activities. As a consequence, the Company is dependent upon and benefits from WMA Agency marketing those products which the Company reinsures. World Marketing Alliance, Inc. is an independent entity separate and apart from the Company.

          The following tables show, by Ceding Life Company, the percentage of WMA Agency business reinsured by the Company.


                         Life Insurance Applications(1)
                         ------------------------------

Ceding Life Company                                 9/30/98      1997     1996
-------------------                                 -------      ----     ----

Western Reserve Life Assurance Company                81%         85%      85%
Of Ohio ("Western Reserve")

American Skandia Life Assurance Corporation          N/A         N/A       N/A
("American Skandia")
Kemper Investors Life Insurance Company
("Kemper")                                             4           2         0
                                                    ----         ---       ---
Total Subject to Reinsurance                         85%          87%       85%
Total Not Subject to Reinsurance                     15%          13%       15%
                                                    ---          ---       ---
Total Applications Submitted                        100%         100%      100%


                             Annuity Applications(1)
                             -----------------------

                                                  9/30/98        1997      1996
                                                  -------        ----      ----
Ceding Life Company
-------------------
Western Reserve                                      42%           0%        0%

American Skandia                                     16           13         0

Kemper                                              N/A          N/A       N/A
                                                    ---          ---       ---
Total Subject to Reinsurance                         58%          13%        0%
Total Not Subject to Reinsurance                     42%          87%      100%
                                                    ----         ---       ---
Total Applications Submitted                        100%         100%      100%

(1) As reported to WMA Agency by life insurance companies, of applications for life insurance and annuity policies submitted by WMA Agency, and that WMA Agency monitors on a regular basis.

          WMA Life's revenues do not and are not expected to, bear any relationship to the distribution of business placed by the companies with whom WMA Agency does business as illustrated by the above tables. The reasons WMA Life's revenues will diverge from the relationships noted above include, but are not limited to, the nature, mix and pricing of the products reinsured; the terms of the various reinsurance agreements; and the prescribed generally accepted accounting for such products and reinsurance structures.

          Under a reinsurance agreement, the economic consequences of certain insurance risks are transferred from the Ceding Life Company to the reinsurer. Depending upon the type of reinsurance agreement, these risks may include: mortality, persistency, expense and investment. Key considerations in evaluating the risks include: industry experience, the Ceding Life Company's pricing and assumptions, the type of product, the Ceding Life Company's underwriting practices and procedures, the type of distribution system, the Ceding Life Company's recent experience and the market for the product.

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

          At September 30, 1998, WMA Life's reinsurance in force on life insurance policies including riders constituted 198,832 policies with an aggregate face amount of $5.76 billion. This is an increase of 19,463 life insurance policies and riders or 11%, and $525 million of in force face amount, or 10% from June 30, 1998. As of September 30, 1998, WMA Life had reinsurance in force with respect to variable annuities for 8,087 policies, with reinsured annuity contract benefits of $111.96 million. This is an increase of 2,275 annuity policies, or 39% and $21.54 million, or 24% of annuity contract benefits from June 30, 1998. The relative increase in the amount of annuity contract benefits is lower than the increase in the number of annuity policies due to the smaller average policy size of the new reinsured annuity business with Western Reserve.

          The following table indicates the percentage of WMA Life's premiums and reinsured policy revenues derived from the Ceding Life Companies:

                            9/30/98              1997                1996
                            -------              ----                ----
Western Reserve              89.7%                95.5%               100%
American Skandia              8.5                  3.6                 --
Kemper                        1.8                  0.9                 --
                             ----                 ----                ---
Total                         100%                 100%               100%

MRT REINSURANCE

          Through the third quarter of 1998, WMA Life's reinsurance indemnity agreements included two Monthly Renewable Term ("MRT") agreements relating to VUL policies. MRT reinsurance is a variation of Yearly Renewable Term Insurance. The reinsurance of the VUL policies includes business previously and currently being sold through WMA Agency and issued by Western Reserve and Kemper. Under the MRT reinsurance agreements, WMA Life assumes a portion of the mortality risk related to the VUL policies written by Western Reserve and Kemper. WMA Life ceased reinsuring Financial Freedom Builder VUL policies sold after March 31, 1998 on a MRT basis and commencing April 1, 1998, began reinsuring Financial Freedom Builder policies on a coinsurance and modified coinsurance basis. (See discussion under "Coinsurance and Modified Coinsurance" below.) The Company will continue to reinsure, in accordance with the terms of the MRT reinsurance agreement with Western Reserve, all Financial Freedom Builder VUL policies issued prior to April 1, 1998 as long as those policies remain in force. Settlements made under these agreements are made on a monthly basis.

COINSURANCE AND MODIFIED COINSURANCE

          Under a coinsurance arrangement, WMA Life assumes a proportionate share of the risks and expenses and receives a proportionate share of the premiums and revenues associated with the underlying policies. The assumed risks include mortality, lapses, cash surrenders and investment risk. Additionally, under coinsurance WMA Life must establish a proportionate share of the policy reserves. Modified coinsurance ("ModCo") is a variation of coinsurance. ModCo is similar to coinsurance except that the reserves and the assets related to the reserves, which would otherwise be recorded and held by the Company, are retained by the Ceding Life Company. ModCo is used primarily for products that develop cash values which allows the Ceding Life Company to retain the associated assets for investment purposes. Under coinsurance and modified coinsurance, the mortality, persistency and investment risks are reinsured on the same plan as that of the original policy. The Ceding Life Companies and the Company share in these risks in the same manner.

          Due to the nature of the variable products reinsured, the Company is significantly insulated from the impact of changes in investment yields as the policyholder retains virtually all of the investment risk. However, on an overall basis, a decline in investment yields is expected to cause a decrease in the Company's investment income and revenues under its coinsurance and modified coinsurance agreements, as the reinsured policy account balances upon which some of the Company's revenues are calculated would presumably be lower. Accordingly, the Company's income before income taxes will be smaller. Conversely, an increase in investment yields is expected to have the opposite effect. If mortality experience is worse than assumed (i.e., higher claims), it is expected to cause an increase in Benefits, claims and settlements, and a decrease in current and future revenues that would have otherwise resulted from the VUL policies reinsured. Conversely, if mortality experience is better than assumed (i.e., lower claims), it is expected to cause an increase in current and future revenues that would have otherwise resulted from the policies reinsured.

          WMA Life executed a reinsurance agreement on a ModCo basis with American Skandia during July, 1997, providing for the reinsurance of a portion of all Imperium variable annuity policies sold by WMA Agency commencing as of January 1, 1997. The Imperium policies are products exclusively distributed and sold by WMA Agency. Settlement is made under this agreement on a monthly basis.

          Effective January 1, 1998, WMA Life commenced reinsurance on a coinsurance and modified coinsurance basis with Western Reserve a portion of all Freedom Wealth Creator variable annuity policies sold through WMA Agency. This agreement enables the Company to participate in revenues arising principally from mortality and expense charges, sales charges associated with surrenders, credited interest rate spreads, administrative charges and asset based allowances. Settlement under this agreement is made on a quarterly basis.

          Commencing April 1, 1998, WMA Life began reinsuring on a coinsurance and modified coinsurance basis with Western Reserve a portion of all Financial Freedom Builder VUL policies sold through WMA Agency. This agreement has enabled the Company to participate in revenues arising principally from mortality and expense charges, cost of insurance charges, sales charges associated with surrenders, credited interest rate spreads, administrative charges and asset based allowances. Settlement under this agreement is made on a quarterly basis.

ACCOUNTING

          WMA Life recognizes premiums as earned on MRT reinsurance for the mortality risk reinsured. Reinsured policy revenues that are reported in the period reflect policy mortality and expense charges, policy administration charges, asset based allowances and deferred sales charges that have been assessed against the reinsured policy account balances under the coinsurance and modified coinsurance agreements, as they relate to universal life-type contracts.

          Net investment income is the gross income earned from the invested assets less the investment management expenses and custodial fees.

         WMA Life also recognizes costs that vary with and are directly associated with the acquisition of the reinsured policies. These costs include actuarial, legal and accounting fees, and salaries and expenses incurred directly by WMA Life and reinsurance commission and expense allowances paid to the Ceding Life Companies in accordance with the reinsurance agreements. These expenses are deferred to the extent that such costs are deemed recoverable from future policy revenues in accordance with Generally Accepted Accounting Principles ("GAAP") and are recorded as deferred acquisition costs on the balance sheet. Deferred acquisition costs increased $15.78 million during the first nine months of 1998 to $20.28 million at September 30, 1998.

          Deferred acquisition costs are amortized over the lives of the underlying policies (with regard to the terms of the reinsurance agreement). Under the MRT agreements, the amortization is in proportion to the ratio of premiums collected during the then current period to total anticipated premiums. The rate of amortization is based upon methods that include assumptions, such as estimates of expected investment yields, mortality, persistency and expenses applicable at the time the policies are reinsured. The assumptions include provision for risk of adverse deviation. Original assumptions continue to be used in subsequent accounting periods to determine changes in the deferred acquisition costs unless a premium deficiency exists. (A premium deficiency is recognized if the sum of expected claim costs, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums. A premium deficiency is first recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency is greater than unamortized acquisition costs, a liability shall be accrued for the excess deficiency.) Although the Company is reinsuring on a coinsurance and modified coinsurance basis with Western Reserve a portion of all Financial Freedom Builder VUL policies previously reinsured on a MRT basis, policies issued prior to April 1, 1998 will continue to be reinsured in accordance with the MRT reinsurance agreement with Western Reserve. These changes do not result in a premium deficiency.

          Under the coinsurance and modified coinsurance agreements, the amortization of the deferred acquisition cost is in proportion to the ratio of gross profits recognized during the then current period to total anticipated gross profits. During each accounting period, assumptions used in calculating the amortization of the Company's deferred acquisition expense reflect actual experience for the then current accounting period. Management also reviews on a periodic basis evolving experience with regard to the Company's assumptions concerning future experience relating to mortality, persistency, investment yields and expenses in determining its estimates of future gross profits. To the extent management believes variances from expected assumptions are permanent, rather than temporal, assumptions used with regard to future experience will be changed. Upon adoption of any change in assumptions used with regard to future experience, the amortization of the Company's deferred acquisition cost will be recalculated and will be reflected during the then current accounting period.

          Life insurance claims settled and the increase in the liability for future policy benefits, related to MRT reinsured VUL policies, are recorded as Benefits, claims and settlement expenses on the Consolidated Financial Statements. The liability for future policy benefits was $1.94 million at September 30, 1998 compared to $1.29 million at December 31, 1997. The liability at September 30, 1998 is comprised of two components: the liabilities related to the coinsurance of variable annuity and VUL policyholder obligations and liabilities under the Company's MRT reinsurance agreements. The liability, with regard to the MRT reinsurance, which represents the present value of future benefits to be paid and related expenses, less the present value of future net premiums (that portion of the premium required to provide for all benefits and expenses), is estimated using the same methods and assumptions used to amortize the deferred acquisition costs under the MRT agreements. The liability for the fixed account portions of the Western Reserve variable annuity and VUL coinsurance agreements is equal to reinsured policy account balances. Management believes the assumptions used regarding its liability for future policy benefits are appropriate for its circumstances.

          Professional fees, management fees and other expenses include expenses incurred for salaries paid, actuarial, legal, and accounting services received. Amortization of deferred organization costs, interest expense and miscellaneous operating expenses are also included.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997.

         Revenues. The Company's revenues increased by $3.91 million, or 85%, to $8.50 million for the nine months ended September 30, 1998 from $4.59 million for the same period in 1997. The increase was primarily attributable to the coinsurance and modified coinsurance agreements WMA Life entered into with American Skandia during 1997 and with Western Reserve in 1998. Further, a revenue increase of $1.73 million was attributable to the growth in premiums associated with the Western Reserve MRT agreement.

         Premiums. Premiums increased by $1.73 million, or 47%, to $5.38 million for the nine months ended September 30, 1998 from $3.65 million for the same period in 1997. The increase was attributable primarily to the growth in premiums associated with a MRT reinsurance agreement WMA Life entered into with Western Reserve during the second quarter of 1996, and to a much lesser extent to a MRT agreement executed during the fourth quarter of 1996 with Kemper. The increase in premiums was due to an increase in the number and reinsured amount of VUL policies sold by WMA Agency. Policies reinsured on a MRT basis increased by 20,034, or 15%, to 158,110 at September 30, 1998 from 138,076 at September 30, 1997. For the three month period ending September 30,1998, premiums increased by $52,000, or 3%, from $1.80 million for the three month period ending June 30, 1998. However, policies in force on a MRT basis decreased to 158,110 at September 30, 1998 from 161,680 at June 30, 1998 due to the discontinuation of Financial Freedom Builder VUL policies reinsured on a MRT basis and the lapsing of in force policies. Consequently, management expects the MRT in force business to continue to decline as policyholders terminate their policies either as a result of surrender or premium lapse.

         Reinsured Policy Revenues. Reinsured policy revenues increased by $2.14 million, to $2.24 million for the nine months ended September 30, 1998 from $101,000 for the same period in 1997. Reinsured policy revenues of $101,000 for the nine months ended September 30, 1997 were related to the variable annuity ModCo agreement WMA Life executed with American Skandia during the third quarter of 1997. Of the $2.24 million Reinsured policy revenues at the end of the third quarter of 1998, $850,000 was attributable to the variable annuity ModCo agreement with American Skandia and to the variable annuity coinsurance and modified coinsurance agreement WMA Life entered into with Western Reserve beginning January 1, 1998 and $1.39 million was attributable to the VUL coinsurance and modified coinsurance agreement WMA Life entered into with Western Reserve beginning April 1, 1998. These revenues reflect policy mortality and expense charges, policy administration charges, asset based allowances and deferred sales charges that have been assessed against the reinsured policy account balances under the coinsurance and modified coinsurance agreements, as they relate to universal life-type contracts. A revenue increase of $615,000, or 84%, from $731,000 for the three months ending June 30, 1998 to $1.35 million for the three months ending September 30,1998 was largely attributable to the VUL coinsurance and modified coinsurance agreement with Western Reserve.

         Net Investment Income and Net Realized Gains on Investments. Net investment income decreased by $56,000, or 7%, to $780,000 for the nine months ended September 30, 1998 from $836,000 for the same period in 1997. Investment income is earned from the investment in securities (fixed income and equity) and cash equivalents. Investment expenses of $23,000 and $43,000 for 1998 and 1997, respectively, related to investment advisor fees and custodial fees, were netted with gross investment income excluding realized gains and losses. The decrease in net investment income was primarily due to the reduction in total investments resulting from the sale of fixed income securities in order to pay the Ceding Life Companies for reinsurance expense allowances and benefits. The principal components of these payments are attributable to the Western Reserve VUL coinsurance and modified coinsurance agreement. The sale of the fixed income securities resulted in an increase of $101,000 in Net realized gains on investments to $102,000 in 1998 from $1,000 in 1997.

         Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses increased by $783,000, or 47%, to $2.44 million for the nine months ended September 30, 1998 from $1.66 million for the same period in 1997. This increase primarily resulted from an increase in volume of in force business. The amount of business in force at September 30, 1998, was $5.76 billion as compared to $3.86 billion at September 30, 1997, which represented a $1.90 billion, or 49% increase.

         Benefits, claims and settlement expenses decreased by $359,000, or 37%, to $602,000 for the three month period ending September 30, 1998 from $961,000 for the three month period ending June 30, 1998. This decrease was attributable primarily to lower than expected mortality experience. The Company's profitability, in part, depends on the volume and amount of death claims incurred. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to fluctuation from quarter to quarter and year to year. Claims paid plus those incurred in the third quarter of 1998 were approximately 40% lower than otherwise expected based upon prior claims activity. Estimated additional net income was $235,000 for the third quarter due to this lower than expected claims activity. A review of October 1998 claims activity indicates there has not been a delay in reporting of claims incurred. However, management believes this activity is unique to third quarter results and is not indicative of future experience.

         A retrocession agreement was entered into simultaneously with the reinsurance of the Western Reserve VUL business on a coinsurance and modified coinsurance basis. WMA Life retrocedes portions of the mortality risk in excess of its retention limit. Standard mortality risks in excess of $100,000 per life are retroceded to American Phoenix Life and Reinsurance Company, Swiss Re Life & Health America, Inc., The Lincoln National Life Insurance Company, and Transamerica Occidental Life Insurance Company. The retrocession agreement serves to reduce the impact of fluctuations in death claims from quarter to quarter and year to year.

         Reinsurance Premium Allowances, Net. Net reinsurance premium allowances increased by $739,000, or 69%, to $1.81 million for the nine months ended September 30, 1998 from $1.07 million for the same period in 1997. Gross reinsurance premium allowances represent a portion of reinsurance premiums paid or allowed by WMA Life to the Ceding Life Companies for each policy reinsured. A certain portion of the gross reinsurance allowances, with regard to the production of new business was primarily related to the Company's share of commissions, certain development costs and other expenses from such production of new business incurred by the Ceding Life Companies on the business reinsured. These amounts have been deferred to the extent that such costs are deemed recoverable from future policy revenue in accordance with GAAP. The balance of those amounts not deferred are reflected as net reinsurance premium allowances and are often a level percentage of individual policy revenues (e.g., renewal reinsurance allowances). Similar to the increase in Benefits, claims and settlement expenses, the increase in net reinsurance premium allowances was due to an increase in the volume of business in force and placement of the reinsured variable annuity and the VUL business reinsured on a coinsurance and modified coinsurance basis.

         Professional Fees, Management Fees, Consulting Fees and Other Expenses. Professional fees, management fees, consulting fees and other expenses increased by $271,000, or 82%, to $603,000 for the nine months ended September 30, 1998 from $332,000 for the same period in 1997. Total expenses for each period included professional fees for legal, actuarial and accounting expenses incurred, management fees to WMA Management Services, Inc., consulting fees to World Marketing Alliance, Inc., operating expenses and other miscellaneous expenses. The increase in expenses was primarily associated with an increase in the amount of reinsurance business activities and expenses relating to the administration of the Company. During 1998, the Company has hired six employees, thus incurring additional expenses relating to salaries and benefits.

         Amortization of Deferred Acquisition Costs, Net. Amortization of deferred acquisition costs increased by $933,000 to $934,000 for the nine months ended September 30, 1998 from $1,000 for the same period in 1997. The increase in amortization of deferred acquisition costs was attributable primarily to increased revenues associated with business reinsured and with the placement of new business.

         The deferred acquisition cost balance is equal to the prior period deferred acquisition cost balance, plus interest and acquisition costs capitalized, less amortization as a function of premium revenue. Amortization of deferred acquisition costs is equal to amortization as a function of premium revenue, less interest capitalized. During the third quarter of 1997, interest capitalized was nearly equal to amortization as a function of premium revenue. As each block of reinsured policies ages under the MRT reinsurance agreements, amortization as a function of premium revenue will continue to exceed interest capitalized. The increase in policy acquisition costs, consisting primarily of commission and reinsurance expense allowances, under the VUL coinsurance and modified coinsurance agreement as compared to that under the MRT agreement is largely attributable to the relative differences in the gross premiums paid under each agreement, respectively. First year gross premiums paid were $4.58 million under the VUL coinsurance agreement for the three month period ending September 30,1998 as compared to $360,000 for first year MRT reinsurance premiums paid for the same period.

         Income Taxes. Income taxes increased by $388,000 to $926,000 for the nine months ended September 30, 1998 from $538,000 for the same period in 1997. The Company's effective tax rate was 34% in 1998 and 35% in 1997.

         Net Income. As a result of the foregoing, net income for the nine-month period ended September 30, 1998, was $1.79 million compared to $994,000 for the nine-month period ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

          The principal sources of the Company's cash flow have been premiums received from Ceding Life Companies, investment income, maturing investments and proceeds from sales of invested assets, the Company's Common Stock and short term financing. Premiums are generally received in advance of related claims payments. In addition to the need for cash flow to meet operating expenses, the liquidity requirements of the Company relate primarily to the payment of gross reinsurance allowances, operating expenses, investment purchases, and reinsurance claims.

          As a result of the coinsurance and modified coinsurance agreements with Western Reserve, the Company requires substantially greater amounts of cash to make payments to Western Reserve than it has been required to make under its MRT agreement. Under the MRT reinsurance agreements, premiums vary in proportion to expected mortality claims reinsured. The Company's cash inflows under the MRT agreements equal premiums for the mortality risk reinsured. The Company's cash outflows equal reinsurance expense allowances and death benefit claims. The reinsurance expense allowances represent the Company's share of acquisition and maintenance expenses incurred by the Ceding Life Company that are attributable to the risks reinsured. With respect to the first policy year, the Company's net cash outlay is approximately equal to death benefit claims because of the expense allowance structure; thereafter, in renewal policy years, it is anticipated no further cash outlays will occur because reinsurance expense allowances are materially less as a function of premium.

          Under the Western Reserve VUL coinsurance and modified coinsurance agreement, since the Company is reinsuring risks on the same plan as that of the original policy, reinsurance premiums are materially greater than premiums paid on the MRT reinsurance--perhaps as much as fifteen times or more. During the first year in which a policy is reinsured on a coinsurance basis, the Company is required to reimburse Western Reserve for its share of acquisition costs, including first year commissions and issuance expenses. Further, under modified coinsurance, the Company will allow Western Reserve to retain assets related to reserves in support of reinsured policy benefits (e.g., cash values). Accordingly, because of the type of reinsurance and the plan reinsured, the net cash outlays could be as much as, or more than, the first year premium paid.

          In recognition of these liquidity requirements, during the first quarter of 1998 the Company contributed additional capital to WMA Life through a transfer of assets, and corresponding due and accrued investment income, with an amortized cost of approximately $10.16 million. During the second and third quarters of 1998, the Company liquidated its shorter duration fixed income securities. Also during the third quarter of 1998, the Company contributed an additional $5 million of cash to WMA Life from the proceeds of a loan under the line of credit with Money Services, Inc. ("MSI"), a subsidiary of AEGON USA, Inc. ("AEGON"). (See discussion of loan below.)

         The Company's primary source of liquidity was $6.66 million in cash and cash equivalents at September 30, 1998, a decrease of $3.35 million from September 30, 1997. The effective duration of the Company's fixed income portfolio is just over five years, with over 78% of the fixed income securities having a maturity of less than 10 years. The Company's fixed income portfolio represents over 94% of the total invested assets, and has an average quality rating of Aa3 by Moody's. The effective duration of the Company's fixed income portfolio has increased during 1998 due to the selling of the shorter duration investments in order to pay the Ceding Life Companies for the reinsurance expense allowances, benefits and claims.

          The Company's cash requirements will also consist of: salaries and benefits; management service fees; investment management and custodial account fees; accounting and consulting services fees; expenses related to regulatory issues and compliance with corporate and tax matters; and other incidental administrative expenses. Prior to 1998, the Company incurred no expense for salaries and benefits because it had no employees. The Company has hired six employees during 1998. The Company incurred no capital expenditures in 1997 or through the third quarter of 1998.

          For the period ended September 30, 1998, net cash flows used in operating activities were $7.79 million, compared to net cash used in operating activities of $492,000 for the period ended September 30, 1997. This increase is due primarily to additional cash required to reimburse Western Reserve for reinsurance allowances as a result of the

VUL coinsurance and modified coinsurance agreement executed during 1998 and to a lesser extent to the variable annuity agreements with American Skandia and Western Reserve. Through September 1997, the Company had MRT reinsurance agreements with Western Reserve and Kemper and a ModCo agreement with American Skandia in place. The Company has used its invested assets during 1998 to reimburse the Ceding Life Companies for allowances associated with the American Skandia and Western Reserve agreements. The net cash provided by investing activities for the period ended September 30, 1998 was $8.01 million, compared to net cash provided by investing activities of $778,000 for the period ended September 30, 1997. The Company received cash from the issuance of common stock in the first quarter of 1997, which allowed the Company to purchase additional investments. The net cash provided by financing activities was $4.97 million for the period ended September 30, 1998 compared to net cash provided by financing activities of $1.04 million for the period ended September 30, 1997. The Company purchased a small amount of stock from its shareholders in the first six months of 1998 and during the third quarter of 1997. The Company received short-term debt financing from MSI during the third quarter of 1998 as discussed below.

         On September 30, 1998, the Company entered into a $10 million line of credit agreement with MSI pursuant to the terms of which the Company immediately borrowed $5 million to cover its immediate cash needs. Borrowings under this line of credit bear interest at the rate of 8% per annum. All outstanding balances of principal and interest under this line of credit become due and payable on January 31, 1999, unless extended by the lender. This credit line and the borrowings thereunder became necessary to fund payment obligations to Western Reserve required under the coinsurance agreements. The Company had planned to finance these payments with the proceeds of a proposed $37,500,000 Subscription Offering of its common stock. On November 12, 1998, the Company, upon the advice of its financial advisors and counsel applied to the Securities and Exchange Commission ("SEC") to withdraw its registration statement relating to this Subscription Offering.

         The Company intends to repay the loans outstanding under the line of credit with proceeds of a private sale of common stock to institutional and other accredited investors or through alternative sources of financing. If the stock sale does not occur or sufficient proceeds are not obtained and alternative sources of financing are not obtainable at an acceptable cost, the Company would be unable to meet its obligations to pay reinsurance expense allowances under the coinsurance agreements with Western Reserve and would not be able to repay amounts that it had borrowed from MSI under the new line of credit agreement. As a consequence, the Company would be compelled to attempt to renegotiate amendments to the coinsurance agreements which would reduce its future cash outlays. At the same time, Western Reserve, pursuant to the terms of the new line of credit agreement with MSI, would, upon the Company's failure to timely repay loans obtained under the line of credit agreement, have the right, until such loans are paid in full, to (i) recapture business previously ceded to the Company for reinsurance, and (ii) reduce the Company's quota share of new business to be reinsured under the new reinsurance agreements to a level where the Company's available cash could meet its continuing obligations under the reinsurance agreements, which reduction could be to zero. In such a case, Western Reserve would no longer be required to cede new policies to the Company for reinsurance under the agreements.

          The WMA Corporation has no assets other than the stock of WMA Life and $1.41 million of cash and invested assets. The Company will rely on income from its invested assets and dividends from WMA Life to meet holding company cash requirements.

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

          Under the Company's reinsurance agreements, the Company is required to provide security through a Letter of Credit ("LOC") for the benefit of the Ceding Life Companies. The Company is in the process of increasing existing, and obtaining additional, LOCs with Western Reserve as beneficiary, from $2.0 million to $7.0 million in support of anticipated reserve credits, under each of the reinsurance agreements in place with Western Reserve, through October,

1999. WMA Life also has previously secured a LOC of $30,000 in favor of Kemper. The LOCs were issued by IBJ Schroder, the Company's custodian, and collateralized by the Company's assets held with the custodian. If determined to be necessary, WMA Life will develop facilities for future LOCs and trust arrangements in support of additional reinsurance agreements.

           As a result of the 1995 offering, the Company sold 2,000,000 shares of Common Stock and 500,000 warrants for gross proceeds of $20.5 million (excluding deferred organization costs of $517,000). The Company believes that the sources of cash from the 1995 offering, the $5 million loan from MSI, and the additional $5 million line of credit available from MSI will be sufficient to meet the Company's cash needs until January 1999 with respect to the administration of WMA Life's current MRT agreements with Western Reserve and Kemper, its variable annuity coinsurance agreements with American Skandia and Western Reserve, and its VUL reinsurance agreement with Western Reserve. The Company plans to repay its outstanding debt to MSI and to provide additional capital to meet its future cash needs with the proceeds of a private sale of stock to institutional and other accredited investors. The Company is also exploring additional sources of financing through debt, reinsurance arrangements and securitization of its receivables.

YEAR 2000 COMPLIANCE

          The Company has performed an initial assessment of its internal business systems and believes its systems, primarily its computer systems, will process date information accurately and without interruption when required to process dates in the year 1999 and beyond. This assessment has focused primarily on the Company's computer systems as the Company's business centers around the processing of financial data and is not significantly impacted by embedded technology such as micro controllers. The Company has discussed the Year 2000 issue with the Ceding Life Companies and the steps they have taken to address the situation. The Company believes its operations will not be affected. The Company has not been required to expend significant resources to address the Year 2000 issue and does not anticipate any significant expenditures.

          The Company is dependent on the data processing systems of the Ceding Life Companies for the year 2000 and beyond. Due to this dependence, the failure of the systems of the Ceding Life Companies to be year 2000 compliant could have a material adverse effect upon the Company, as a result of business interruption or loss of revenue sources. There can be no assurance that these systems will be able to properly process information relating to the year 2000 and beyond. The Company has also discussed the Year 2000 issue with the Ceding Life Companies, and in particular Western Reserve, and the steps they have taken, or intend to take, to address the situation.

          The Company is monitoring this risk through continued communications with the Ceding Life Companies regarding the status of their year 2000 readiness. Since the Company reinsures more business with Western Reserve than with the other Ceding Life Companies, the Company has requested and received written advice as to the status of their year 2000 compliance program. Western Reserve has advised the Company that their program for their internal systems to become year 2000 compliant began in mid-1996 and, though currently not completed, is expected to be complete by the end of 1998. Western Reserve has also advised us that it will continue revalidation tests of its internal systems as well as those systems which interface with their business partners through 1999. However, that there can be no guarantees that their efforts to remediate their internal systems will be trouble free and that they will be in compliance before the year 2000.

          Due to the nature of its internal computer systems, the Company does not incur significant recurring technology costs and has not been, nor is it expected to be, required to expend significant resource to address the Year 2000 issue. Since the Company will not be required to incur significant costs related to system replacement but will be involved primarily in monitoring third party suppliers, the estimated future costs of remediation will primarily consist of personnel costs.

          In the event that the Ceding Life Companies are not year 2000 compliant, the Company's operations could be significantly impacted by the Company's ability to enter into reinsurance agreements with other companies at the same or similar terms.

FORWARD-LOOKING STATEMENTS

         Certain statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor provisions of that Act. These statements include, but are not limited to, statements relating to increases in reinsurance revenues and net income in future periods resulting from, among other things, the Company expanding the types of reinsurance written, expanded reinsurance capacity and investment results. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to: changes in the Company's relationship with WMA Agency, adverse reinsurance experience, increased competition from within the insurance industry, the extent to which the Company is able to develop new reinsurance programs and markets for its reinsurance, changes in the control of the Company, the Company's cash requirements, the outcome of regulatory examinations and investigations, and the availability capital on acceptable terms and other factors discussed in this report.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

         At September 30, 1998, neither the Company nor its subsidiaries were involved in any legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

         On October 20, 1998, the Company's Board of Directors passed a resolution to limit the number of shares exercisable under the stock options granted, and warrants issued, in June, 1998 to a formula amount determined by multiplying the number of shares by a fraction, the numerator of which is the gross dollar amount of new capital actually received by the Company, or subject to a binding commitment to purchase, on or before March 31, 1999 and the denominator of which is $75,000,000. The Board felt this limitation would encourage the officers of the Company to direct their attention to the Company's capital needs. Stockholder approval of the Stock Option Plan and the Warrants, as well as ratification of the options granted and warrants issued is being sought, but has not yet been obtained.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the stockholders during the period covered by this point. The Company's Annual Meeting of stockholders originally scheduled for August 10, 1998 has been postponed. The Company plans to reschedule the Annual Meeting, but no new meeting date has been scheduled.

ITEM 5. OTHER INFORMATION.

         On November 12, 1998, the Company submitted an application to withdraw the Registration Statement which it filed with the SEC on June 9, 1998. The application was made on the advice of its financial advisors and counsel that the prevailing conditions were not conducive to a successful offering. The registration statement was never declared effective and no securities were offered or sold under this registration statement.

SIGNIFICANT REGULATORY ACTIVITIES WITH POTENTIAL IMPACT UPON THE COMPANY

The Company reinsures VUL and variable annuity products marketed by WMA Agency. These products are treated as securities under federal and state securities laws. In order to sell these products, the WMA Sales Associates must be individually licensed by the National Association of Securities Dealers ("NASD") and must become affiliated with a registered securities broker-dealer. WMAS is a registered broker-dealer, which is owned by S. Hubert Humphrey, Jr. who also owns substantially all of WMA Agency and is the principal stockholder of the Company. All of the WMA Sales Associates who are licensed to sell VUL and variable annuity products are registered representatives of WMAS.

         On May 21, 1998, the SEC issued a formal Order of Investigation ("Order") directed at certain alleged activities of WMAS and persons employed by or associated with WMAS. This investigation was initiated to determine whether any federal securities laws had been violated. The Order alleges that such persons or others acting in concert with them have, among other things, engaged in acts or practices involving the sale and promotion of variable life insurance products, variable annuities and mutual funds which were fraudulent and deceptive. The Order also alleges that WMAS failed to supervise such persons with a view to preventing the alleged violations. WMAS has neither admitted nor denied the allegations contained in the Order and is cooperating with the SEC in this investigation. Subpoenas have been issued pursuant to this order for the production of documents and the testimony of several officers of WMA Agency and WMAS. If this investigation reveals one or more violations of the federal securities laws, the

Enforcement Division may recommend the imposition of sanctions against WMAS. These sanctions, should they be imposed, could take various forms, including but not limited to: the imposition of monetary penalties which can be quite substantial depending upon the nature and severity of the violation, heightened regulatory scrutiny by the SEC and NASD, and the temporary suspension or permanent revocation of WMAS' registration or of the licenses of WMA Sales Associates resulting in the broker-dealer's inability to continue operations.

          There can be no assurance that the SEC's Enforcement Division, after completing its investigation, will not seek to impose sanctions against WMAS, which if substantial could impair the financial and operation condition of WMAS. If the WMA Sales Associates are no longer able to maintain their licenses with WMAS, a disruption of the sale of new VUL and variable annuity products would result until the WMA Sales Associates could become registered with another broker-dealer. There can be no assurance, however, that the WMA Sales Associates could register with another broker-dealer or that WMA Life could reinsure products sold through another broker-dealer. Consequently, such a disruption could cause a significant interruption in the production of new business reinsured by the Company due to the Company's dependence upon WMA Agency and WMA Sales Associates for the marketing of new VUL and variable annuity policies which the Company may then reinsure.

         The Company has also been advised that the States of California and Arizona have initiated investigations into the sales activities of WMA Agency and WMAS, respectively. The Arizona Corporation Commission has initiated an investigation of WMAS as a result of the sales activities of certain of its former registered representatives. The focus of this investigation is to determine whether WMAS adequately supervised these individuals. WMAS is voluntarily cooperating with the Arizona Securities Commission in an effort to reach a quick conclusion of the investigation. A proposed settlement order is being considered which contemplates a monetary payment from WMA Securities. Any sanction imposed by the State of Arizona would be reportable by WMAS through the Central Registration Depository system, a computerized filing and data processing system operated by the NASD that maintains information about NASD members for access by state securities regulators, self-regulatory organizations, and the SEC. The reporting of any sanction(s) imposed by the State of Arizona could lead to investigations of WMAS in other states.

         The California Department of Insurance has initiated an investigation into the sales activities of certain former and current WMA Sales Associates in California. The scope of this investigation relates to product suitability and sales practices relating to the sale of VUL policies to residents of California. WMA is cooperating fully with the investigation in an effort to resolve this inquiry, which is in still in the investigation stage, as quickly as possible. If the California Department of Insurance determines that violations of its insurance laws have occurred, it could seek to impose sanctions ranging from monetary penalties to license suspension or revocation, or limitation on growth of new sales agents. Because California accounts for a substantial amount of WMA Agency's total sales production, any sanctions imposed would have an adverse effect on WMA Agency and the production of new business to be reinsured by the Company.

PROPOSED NEW BUSINESS RELATIONSHIP WITH AEGON AND WESTERN RESERVE

         During the past several months, representatives of WMA Agency have been engaged in serious discussions with representatives of AEGON, the parent company of Western Reserve, relating to several matters. The earlier reported proposed separation of the administration services function from WMA Agency and placement in a separate corporation to be jointly owned by WMA Agency and AEGON is no longer being discussed. Discussions continue with respect to certain other matters. These discussions are proceeding toward a letter of intent which would form the basis for formal negotiations regarding a definitive agreement. There can be no assurance that these discussions will lead to a letter of intent or a definitive agreement, or that any such letter or agreement, if attained, will contain all or any portion of the matters discussed above.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          No reports were required to be filed on Form 8-K.

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------
3.1               Articles of Incorporation(1)

3.1.1 Amendment to Articles of Incorporation changing name of Company to "The WMA Corporation" (2)

3.2               By-laws(1)

3.2.1             Amendment to By-Laws re Related Party Transactions (3)

4.1               Revised Specimen Stock Certificate (Attached)

4.2               1998 Stock Option Plan(4)

4.3               Form of Warrant(4)

4.5               Loan Agreement between WMA Agency and Offering Subscribers (5)

10.1              Revolving Line of Credit Loan Agreement between The WMA
                  Corporation and Money Services, Inc. dated September 30, 1998
                  (Attached)

10.2              Revolving Line of Credit Promissory Note issued by The WMA
                  Corporation on September 30, 1998 to Money Services, Inc. in the principal sum of $10,000,000 (Attached)


10.3 Directed Reinsurance Agreement between WMA Life and WMA Agency dated June 8, 1998 (Attached)

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

(4) Filed on July 2, 1998 as an Exhibit to the Preliminary Proxy Statement and incorporated herein by reference pursuant to Rule 12b-32.

(5) Filed on November 17, 1995 as an Exhibit to the Registration Statement and incorporated herein by reference pursuant to Rule 12b-32.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) The WMA Corporation



By (Signature/Title)   /s/ Edward F. McKernan                  (SEAL) Date: November 16, 1998
                       Edward F. McKernan, Senior Vice
                       President, Chief Financial Officer,
                       Actuary, and Director