Form 10KSB40
period 1998-12-31
WMA CORP
filed 1999-03-31
CIK 947716

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

 (Mark One)

    (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

    ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No
                                                               ---        ---

          For the transition period from               to
                                         -------------    -------------

         Commission file number 0-23637

                               THE WMA CORPORATION
                 (Name of small business issuer in its charter)


             Delaware                                             58-2179041
             --------                                             ----------
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


         Title of each class        Name of each exchange on which registered
                 None                              None
                 ----                              ----

         Securities registered under Section 12(g) of the Exchange Act:

   Common Stock - Par Value $.001
   ------------------------------
                                                  None
                                                  ----
          (Title of class)



         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to be best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No

         The issuer's revenues for 1998 were $12,597,024.

         At March 12, 1999, there were 2,495,010 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates computed on the basis of the price at which the stock was sold was $19,950,100. There is no established market for the shares of common stock.

                                TABLE OF CONTENTS

                                     PART I


 ITEM 1          Description of Business                                                                                    1

 ITEM 2          Description of Property                                                                                   13

 ITEM 3          Legal Proceedings                                                                                         13

 ITEM 4          Submission of Matters to a Vote of Security Holders                                                       13



                                     PART II



 ITEM 5          Market for Common Equity and Related Stockholder Matters                                                  14

 ITEM 6          Management's Discussion and Analysis or Plan of Operation                                                 14

 ITEM 7          Financial Statements                                                                                      29

 ITEM 8          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                      54


                                    PART III

 ITEM 9          Directors,  Executive Officers, Promoters and Control Persons, Compliance With Sections 16(a) of the
                 Exchange Act                                                                                              54

 ITEM 10         Executive Compensation                                                                                    57

 ITEM 11         Security Ownership of Certain Beneficial Owners and Management                                            60

 ITEM 12         Certain Relationships and Related Transactions                                                            60

 ITEM 13         Exhibits and Reports on Form 8-K                                                                          64

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview

         The WMA Corporation (the "Company") was formed March 9, 1995 by S. Hubert Humphrey, Jr. ("Mr. Humphrey") under Delaware law under the name WMA International Corporation. On March 3, 1998, the Company's stockholders approved the change of its corporate name to The WMA Corporation. The Company owns 100% of the outstanding stock of WMA Life Insurance Company Limited, a Bermuda life insurance corporation formed August 2, 1995 ("WMA Life"). The Company also owns 100% of the outstanding stock of WMA Life Holding, Ltd. ("Holding"), a Bermuda corporation. In December of 1998, Holding was placed in voluntary liquidation in Bermuda as it had no significant business operations. In January 1999, Holding was dissolved in Bermuda and net assets in the amount of $7,957 were paid to the Company. As used in this document, the "Company" means The WMA Corporation and, unless the context requires otherwise, WMA Life.

         The Company, through WMA Life, provides reinsurance for certain life insurance companies on variable universal life insurance ("VUL") and variable annuity policies sold through World Marketing Alliance, Inc., a Georgia corporation, which operates a multi-product independent insurance agency. World Marketing Alliance, Inc., and certain entities and persons, with which it is associated primarily for licensing purposes, are referred to herein as "WMA Agency", unless the context indicates otherwise. Where sales associates of WMA Agency ("WMA Sales Associates") are required to hold securities licenses for the sale of variable annuity and VUL products, they become licensed as registered representatives of WMA Securities, Inc. ("WMA Securities"), a registered securities broker. S. Hubert Humphrey, Jr. owns substantially all of WMA Agency and all of WMA Securities. Mr. Humphrey, the Company's president, also beneficially owns approximately 36.1% of the Company's Common Stock.

         The Company commenced reinsurance operations near the end of the second quarter of 1996. Through 1997, the Company primarily reinsured death benefits thereby reinsuring mortality risks on VUL policies, but in 1998 it expanded its most significant reinsurance relationship to assume more of the benefits and risks associated with the underlying policies. The Company generally now participates proportionately in the reinsured VUL and variable annuity products on the same basis as the Ceding Life Companies. In reinsuring these additional benefits, the Company has increased its insurance risk exposure concerning mortality, persistency, and investment risk.

         The Company has reinsurance agreements with Western Reserve Life Assurance Company of Ohio ("Western Reserve"), Kemper Investors Life Insurance Company ("Kemper"), and American Skandia Life Assurance Corporation ("American Skandia"), all of which are hereinafter collectively referred to as the "Ceding Life Companies." The Company's largest reinsurance relationship is with Western Reserve.

         For the year ended December 31, 1998, the Company earned $2.24 million on revenues of $12.60 million. Total assets and stockholders' equity at December 31, 1998 were $44.88 million and $24.37 million, respectively. As of December 31, 1998, the Company reinsured over 218,000 life insurance and annuity policies and riders and had life reinsurance in force with an aggregate face value of $6.12 billion.

         The Company was formed principally to provide an opportunity for WMA Sales Associates to participate indirectly in certain business produced by WMA Agency. The Company believes that WMA Sales Associates who have an equity interest in the Company have a greater incentive to place profitable and persistent business with life insurers whose policies are reinsured by the Company. To enable certain WMA Sales Associates to purchase the Company's common stock in its 1995 registered, non-underwritten offering, WMA Agency loaned them funds to acquire such shares. These shares have been pledged with WMA Agency as security for these loans and voting proxies have been executed in favor of WMA Agency. Since Mr. Humphrey owns substantially all of WMA Agency, he is deemed to beneficially own the 400,311 shares of the Company's common stock pledged as collateral for these loans. As of December 31, 1998, the outstanding balance of these loans was $1,117,451. These loans are payable from the borrower's personal funds in 60 equal monthly installments of principal and interest, in accordance with the terms of the loans. As of December 31, 1998, WMA Sales Associates and employees of WMA Agency beneficially and directly owned substantially all of the outstanding Common Stock of the Company.

Policies Reinsured

         The Company, to date, has derived substantially all of its life insurance reinsurance revenues from VUL policies issued by Western Reserve and all of its annuity reinsurance revenues from variable annuities issued by American Skandia and Western Reserve. The Company currently reinsures only VUL and variable annuity policies and associated riders.

         - VUL is a flexible premium adjustable life insurance plan that offers a form of permanent insurance to the policyholder but also enables the policyholder, within certain limitations, to change the face amount or death benefit of the policy and the timing of the premium payments to meet the policyholder's situation, even after the policy is written. The death benefits and cash values in VUL policies vary to reflect investment experience of a separate account (i.e., a separate pool of assets, typically mutual funds). The policyholder may specify, within limits and from time to time, where the assets in the separate account are to be invested. The policy may have a guaranteed minimum death benefit while cash values vary with the investment performance of the separate account. In a VUL policy, the investment risk is passed on to the policyholder. From the premium paid by the policyholder, the insurance company deducts charges for the cost of the mortality risk and administrative expenses. The balance is placed in the separate account for investment in accordance with the policyholder's direction. The net amount of risk on a VUL policy is often defined as the difference between the specified face amount of insurance and the value of the assets in the separate account at any given time.

         - Variable annuity contracts provide for flexible premium payments and guarantee that the annuitant will receive a series of periodic payments commencing at a specified date. The amount of the deferred annuity cash values will vary in accordance with the investment experience of the separate account much in the same manner as the separate account in a VUL policy. Variable annuities may provide a guaranteed minimum death benefit prior to the commencement of annuity benefit payments.

Types of Reinsurance Arrangements

         The Company currently writes three types of reinsurance: monthly renewable term ("MRT"), coinsurance and modified coinsurance ("ModCo"). During 1998, the Company began reinsuring variable annuity and VUL policies issued by Western Reserve, on business sold through WMA Agency, on a coinsurance and ModCo basis.

         Monthly Renewable Term. MRT, also referred to as risk premium reinsurance, is a plan of reinsurance in which the premium rates are not directly related to the premium rates on the original plan of insurance. Under MRT reinsurance, the Ceding Life Company reinsures the mortality risk with the Company. The amount reinsured in any one month is not based on the face amount of the policy, but rather on a net amount of risk. The net amount of risk is typically defined as the difference between the death benefit and cash value of a policy. The Ceding Life Company retains responsibility for establishing the policy reserves as well as for the payment of all policy benefits, commissions, and expenses involved in issuing and maintaining the business.

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

         Coinsurance. Under coinsurance arrangements, reinsurance risk is ceded to the Company on essentially the same basis as that of the underlying policies reinsured. The Company receives a proportionate share of gross premiums from the Ceding Life Companies. The Company then provides expense allowances to the Ceding Life Companies in recognition of commissions and other expenses associated with the reinsured policies. These other expenses relate to costs associated with underwriting, marketing, policy issue and maintenance. The reserve on the ceded portion of the policy is an obligation of, and held by, the Company.

         Modified Coinsurance. ModCo is a variation of coinsurance. ModCo is similar to coinsurance except that reserves and assets related to the reserves that would otherwise be recorded and held by the Company are retained by the Ceding Life Company. ModCo reinsurance is used primarily for products that develop cash values, which permits the Ceding Life Company to retain the associated assets for investment purposes. Under ModCo, the mortality and investment risks are reinsured on the same plan as that of the original policy. The Ceding Life Companies and the Company share in these risks in the same manner.

Reinsurance Relationships

         The Company provides reinsurance for VUL and variable annuity policies issued by the Ceding Life Companies and sold through WMA Agency. The following table indicates the names and types of insurance products currently reinsured by the Company, the Ceding Life Companies that issue the policies underlying the reinsurance, and the type of reinsurance applicable to each.

                                                                                                        REINSURANCE
                    NAME OF PRODUCT         PRODUCT           REINSURANCE             INITIAL POLICY    COMMENCEMENT
COMPANY             REINSURED               TYPE              TYPE                    ISSUE DATES        DATE
-------             ---------               ----              ----                    -----------        ----
Western Reserve     Freedom Equity          VUL               MRT                     1992 to present   7/96
                    Protector

Western Reserve     Financial Freedom       VUL               MRT                     8/97 to 3/98      8/97
                    Builder

Western Reserve     Financial Freedom       VUL               Coinsurance and ModCo   4/98 to present   4/98
                    Builder

Western Reserve     Freedom Wealth Creator  Variable Annuity  Coinsurance and ModCo   1/98 to present   1/98

American Skandia    Imperium                Variable Annuity  ModCo                   1/97 to present   1/97

Kemper              Power VUL               VUL               MRT                     10/96 to present  10/96



         The Company entered into two new reinsurance agreements with Western Reserve in 1998. The reinsurance written by the Company is on a coinsurance basis, except the separate accounts of such policies which are reinsured on a ModCo basis. This type of reinsurance allows the Company to participate in earnings arising principally from mortality and expense charges, cost of insurance charges, sales charges associated with surrenders, credited interest rate spreads, administrative charges and asset based allowances. Effective January 1, 1998, WMA Life commenced reinsuring, on a coinsurance and modified coinsurance basis with Western Reserve, 40% of all Freedom Wealth Creator variable annuity policies sold through WMA Agency. Effective April 1, 1998, WMA Life commenced reinsuring, on a coinsurance and modified coinsurance basis with Western Reserve, 20% of all Financial Freedom Builder VUL policies sold through WMA Agency issued April 1, 1998 and after. Financial Freedom Builder VUL policies previously reinsured on a MRT basis will continue to remain in force. If the volume of business written through WMA Agency increases or decreases in subsequent years, the percentages reinsured may change.

         As to reinsurance in force, the new Western Reserve agreements are unlimited as to their duration and shall remain in effect for so long as the reinsured policies remain in force. As to the reinsurance of new business, the agreements have a five-year term. Thereafter, the agreements may be canceled as to the reinsurance of any new business (i) immediately upon notice by one party if the other party becomes insolvent, dissolves, ceases to legally exist, or otherwise ceases to be legally authorized to act as a reinsurer or insurer; (ii) upon thirty (30) days written notice by a party if the other party has materially breached the agreement and has failed to cure such breach within such thirty (30) days; and (iii) when and as agreed upon by the parties in writing. Either party can also cancel the agreement for any reason after the initial five-year term, upon giving the other party three hundred sixty five (365) days advance written notice of cancellation.

         Under the new Western Reserve agreements, none of the policies reinsured under the new agreements are subject to recapture until after a policy has been in force for thirty-five (35) years after its issuance, except any annuity contract that has gone into pay-out status or annuitizes, in which event the Company must pay the reinsured an amount equal to the annuity contract's annuity value reduced by contingent deferred sales charges specified in the annuity contract. The process of recapture enables a ceding company to remove from the reinsurance agreement policies that have been previously ceded to the reinsurer.

Marketing -- WMA Agency

         All of the Company's reinsurance business is generated by the marketing efforts of WMA Agency, which places business with the Ceding Life Companies. The Company does not use reinsurance intermediaries or engage in any direct marketing activities. As a consequence, the Company is dependent upon and benefits from WMA Agency marketing those products which the Company reinsures. World Marketing Alliance, Inc. is an independent entity separate and apart from the Company. During 1998, the Company entered into a Directed Reinsurance Agreement with WMA Agency which provides that WMA Agency will use its best efforts to cause the life insurance companies with which it has selling agreements to enter into reinsurance agreements with the Company covering the life insurance and annuity products sold through WMA Agency.

         As of December 31, 1998, WMA Agency, which began operations in January of 1991, had 252 employees. As of December 31, 1998, WMA Securities, which began operations in 1994, had 55 employees. Both companies are located in Duluth, Georgia, a northern suburb of Atlanta. WMA Agency currently markets a variety of life insurance and annuity products in addition to VUL and variable annuities. These products include ordinary life, term life, variable life, universal life, fixed annuities, equity-indexed annuities, long term care, disability and health insurance. WMA Agency markets products for numerous life insurance and annuity companies, among them Kemper, Western Reserve, American Skandia, Fortis Benefits Investors, Inc., The Midland Life Insurance Company and Pacific Life Insurance Company.

         In 1998, the majority of the Company's reinsurance business was ceded by Western Reserve. According to information provided by Western Reserve to WMA Agency for the year 1998, over 64% of the VUL premiums from policies sold by WMA Agency for Western Reserve came from five states, with 46% coming from California alone. Similarly, in 1998 over 56% of all variable annuity premiums from policies sold by WMA Agency for Western Reserve came from five states, with almost 32% coming from California alone. The Company believes its geographic distribution of business reinsured bears a similar relationship to WMA Agency's business.

         WMA Agency emphasizes recruiting and team building as a means for WMA Sales Associates to build their own independent sales organizations. WMA Agency provides all new WMA Sales Associates with business material such as the Business Format System(C), which includes manuals, video tapes and audio tapes instructing WMA Sales Associates on how to build a large sales organization.

         In order to sell VUL and variable annuity products, WMA Sales Associates must have reasonable grounds for believing that the purchase of such a product is suitable for the customer based on the facts disclosed by the customer. WMA Sales Associates use a New Account Agreement in connection with the sale of products to any customer which provides information with respect to the customer's financial situation and investment objectives. As part of an initiative to strengthen its compliance and supervisory program (discussed below), WMA Securities has recently developed a new set of suitability guidelines. WMA Sales Associates will be required to utilize these new guidelines to identify a number of specific factors to be considered in determining product suitability, including the customer's need for insurance coverage, age, investment objectives, risk tolerance, financial condition, existing investment products owned, relationships with other broker-dealers, and occupation. Although customers' applications for VUL and variable annuity products submitted by WMA Sales Associates are reviewed by registered principals, a significant percentage are also reviewed by WMA Securities' home office personnel to determine whether WMA Sales associates are making proper evaluations of suitability, to measure training initiatives, and develop trends to establish future controls and procedures.

         WMA Agency contractually controls all marketing and recruiting literature, pay commissions to WMA Sales Associates and provides training programs and product materials. WMA Agency also sponsors marketing meetings throughout the year, an annual convention, incentive trips, and recognition awards to WMA Sales Associates. The WMA Agency broadcasts a one and one-half hour motivational and training program weekly via a satellite network. Many product providers participate in these broadcasts.

         Existing WMA Sales Associates recruit both experienced agents and also individuals without prior experience in the life insurance business. Newly licensed agents typically remain at their previous occupations until they acquire sales experience and develop an established insurance income. As a result, a large portion of the newly appointed WMA Sales Associates are initially part-time agents.

         Upon joining WMA Agency, a new WMA Sales Associate is required to enter an agency training program which includes a number of courses related to product training, sales compliance issues and financial service related topics. Most levels of sales promotion require additional courses and training. Pre-licensing classes for various state insurance licenses and securities licensing classes are provided by independent parties approved by WMA Agency.

         Regulation of WMA Agency. WMA Agency and WMA Securities are governed by various regulations relating to the sale and marketing of insurance products and securities, including VUL and variable annuities. The VUL and variable annuity products marketed by WMA Agency are treated as securities under federal and state laws. In order to sell these products, the WMA Sales Associates must be individually licensed by the National Association of Securities Dealers ("NASD") and must become affiliated with a registered securities broker-dealer. WMA Securities is a registered broker-dealer having common ownership with WMA

Agency. All of the WMA Sales Associates who are licensed to sell VUL and variable annuity products are registered representatives of WMA Securities. WMA Securities also markets mutual funds and discount brokerage services.

         As a registered broker-dealer, WMA Securities operations are subject to periodic examination and review by both the NASD and the Securities and Exchange Commission ("SEC"), a federal agency. In September 1997, the Atlanta District Office of the SEC examined the operations of WMA Securities. On February 3, 1998, WMA Securities received a letter from the SEC setting forth certain alleged deficiencies and violations of the Securities Exchange Act of 1934 pertaining to net capital requirements, record keeping and other compliance matters. In response to this letter, WMA Securities subsequently engaged a consultant to make recommendations to WMA Securities on how to improve its compliance practice and has notified the SEC in its response that it plans to implement the consultant's recommendations. WMA Securities has already implemented or has begun implementing, many of the consultant's recommendations. It retained a second consulting firm to conduct a thorough review and assessment of WMA Securities' compliance and supervisory program, including the initial consultant's recommendations regarding such program. This firm will also be advising WMA Securities as to what, if any, further steps that should be taken to fully implement a program designed to improve WMA Securities' overall compliance and supervisory procedures as well as remedy the deficiencies cited by the SEC.

         The Company understands that it is not the current policy of the SEC to issue any written advice as to whether the steps taken by a recipient of a deficiency letter to address alleged deficiencies are adequate or satisfactory; therefore, it is unlikely that WMA Securities will receive any indication from the SEC regarding the adequacy of the corrective action that it has taken or intends to take, until the SEC conducts a subsequent examination of the operations of WMA Securities and the alleged deficiencies contained in the deficiency letter are no longer found to exist. WMA Securities cannot determine when or if the SEC will conduct a subsequent examination of its operations nor can it predict the outcome of such examination should it occur.

         On May 21, 1998, the SEC issued a formal Order directed at certain alleged activities of WMA Securities and persons employed by or associated with WMA Securities. This investigation was initiated to determine whether any federal securities laws had been violated. The Order alleges that such persons or others acting in concert with them have, among other things, engaged in acts or practices involving the sale and promotion of variable life insurance products, variable annuities and mutual funds which were fraudulent and deceptive. The Order also alleges that WMA Securities failed to supervise such persons with a view to preventing the alleged violations. WMA Securities has neither admitted nor denied the allegations contained in the Order and is cooperating with the SEC in this investigation. Subpoenas have been issued pursuant to the Order for the production of documents and the testimony of several officers of WMA Agency and WMA Securities. If this investigation reveals one or more violations of the federal securities laws, the Enforcement Division may recommend the imposition of sanctions against WMA Securities and other culpable parties. These sanctions, should they be imposed, could take various forms, including but not limited to, the imposition of monetary penalties which can be quite substantial depending upon the nature and severity of the violation, heightened regulatory scrutiny by the SEC and NASD, and the temporary suspension or permanent revocation of WMA Securities' registration or of the licenses of WMA Sales Associates, resulting in the broker-dealer's inability to continue operations.

         There can be no assurance that the SEC's Enforcement Division, after completing its investigation, will not seek to impose sanctions against WMA Securities, which if substantial could impair the financial and operating condition of WMA Securities. If WMA Sales Associates are no longer able to maintain their licenses with WMA Securities, a disruption of the sale of new VUL and variable annuity products would result until the WMA Sales Associates could become registered with another broker-dealer. There can be no assurance, however, that WMA Sales Associates could register with another broker-dealer or that WMA Life could reinsure products sold through another broker-dealer. Consequently, such a disruption could cause a significant interruption in the production of new business reinsured by the Company due to the Company's dependence upon WMA Agency and WMA Sales Associates for the marketing of new VUL and variable annuity policies which the Company may then reinsure.

         State Investigations of WMA Agency and WMA Securities. In November 1998, WMA Securities entered into a Settlement and Consent Order with the State of Arizona. Without admitting or denying the allegations, WMA Securities agreed to a $100,000 administrative fine payable to the State of Arizona. WMA Securities also agreed to reimburse approximately $1.95 million to 52 individuals who invested in a promissory note program. The promissory note program was not authorized, approved nor sponsored by WMA Securities. Several registered representatives in the Arizona branch office location marketed the promissory notes without the knowledge of WMA Securities or their branch office manager. WMA Securities had already begun implementing new procedures and revisions to its current supervisory structure. Several of these enhancements were specifically identified in the Order.

         The California Department of Insurance has initiated an investigation into the sales activities of certain former and current WMA Sales Associates in California. The scope of this investigation relates to product suitability and sales practices relating to the sale of VUL policies to residents of California. WMA Agency and WMA Securities is cooperating fully with the investigation in an effort to resolve this inquiry, which is still in the investigatory stage, as quickly as possible. If the California Department of Insurance determines that violations of its insurance laws have occurred, it could seek to impose sanctions ranging from monetary penalties to license suspension or revocation, or limitation on growth of new sales agents. Because California accounts for a substantial amount of WMA Agency's total sales production, any sanctions imposed could have an adverse effect on WMA Agency and the production of new business to be reinsured by the Company.

         The California Department of Corporations issued to WMA Agency, WMA Securities, and WMA Investment Advisors, Inc. a Cease and Desist Order to refrain from offers of franchises. WMA Agency, and affiliates, retained local legal counsel to resolve the matter with the California Department of Corporations, and contend they do not fall within the scope of franchise regulations. Nevertheless, WMA Agency now charges a processing fee that falls within safe harbor provisions of franchise regulations.

Underwriting and Policy Administration

         As an automatic treaty reinsurer, the Company relies upon the underwriting of the Ceding Life Companies on policies that the Company reinsures. The Company reviews and monitors the underwriting standards and procedures of the Ceding Life Companies, including rules used for policy continuations, changes, reentry's, restatements, and conversions.

         The Ceding Life Companies administer policies reinsured by the Company and provide the Company with all information necessary for processing the reinsurance.

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

         Liabilities for future policy benefits under the Company's coinsurance agreements equal its contractual percentage of each Ceding Life Company's policyholder obligations, including claims in course of settlement and claims incurred but not reported.

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

Retrocession

         The Company's profitability, in part, depends on the volume and amount of death claims incurred. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to fluctuation from quarter to quarter and year to year.

         As a partial hedge against the unpredictability of claims experience, effective April 1, 1998 the Company entered into a pool retrocession agreement simultaneously with the reinsurance of the Western Reserve VUL business on a coinsurance and modified coinsurance basis. WMA Life retrocedes mortality risk in excess of its retention limit. Standard mortality risks in excess of $100,000 per life will be retroceded to pool participants which include: American Phoenix Life and Reassurance Company, Swiss Re Life & Health America, Inc., The Lincoln National Life Insurance Company, and Transamerica Occidental Life Insurance Company.

Investments

         The Company's investments are assets selected with the objective of maximizing investment returns consistent with appropriate credit, diversification, tax and regulatory considerations, while providing sufficient liquidity to enable the Company to meet its obligations as a reinsurance company on a timely basis.

         The Company utilizes an independent investment advisor and manager, to invest the Company's assets in accordance with the Company's investment guidelines. The performance of, and the fees paid to, its investment advisor are reviewed periodically by the Board of Directors of the Company. Prior to May 1998, the Company's investment manager was Falcon Asset Management, Inc. ("Falcon"). Falcon terminated upon a change-in-control of Falcon. The Company engaged a new investment manager, Conning Asset Management, Inc. ("Conning") in June 1998, to take over management of, and to provide advisory services regarding, its investment portfolio. Neither Falcon nor Conning have any affiliation with the Company, WMA Agency, or WMA Securities, nor is the Company aware of any affiliation with the Ceding Life Companies. The performance of, and the fees paid to its investment advisor are reviewed periodically by the Board of Directors of the Company. The fees paid to its investment advisor during 1998 were $31,000.

Competition

         The Company is dependent upon WMA Agency for marketing the VUL and variable annuity products the Company reinsures. WMA Agency faces intense competition in the sale of these products from the agency forces and marketing organizations of major life insurance companies as well as from companies marketing investment related products such as mutual funds. Many of WMA Agency's competitors have substantially greater financial and marketing resources than WMA Agency. The Company believes that many large insurance companies have begun devoting significant resources to the development and marketing of VUL and variable annuity products that directly compete with those products sold through WMA Agency, which are reinsured by the Company.

         Competition for sales agents with demonstrated ability is also intense. However, the Company believes that WMA Agency has been, and will continue to be, able to attract, motivate, and retain productive, independent sales agents by providing innovative products and quality service.

         The Company has made a decision to focus its energies on existing WMA Agency relationships consistent with its business strategies, rather than developing relationships with other independent entities. This decision has had a positive impact on the Company in that it has been able to secure reinsurance agreements more favorable than otherwise attainable due to the leverage it has as a result of the WMA Agency relationship. As the Company becomes mature and has more resources available to it, it will likely develop relationships with non-WMA Agency related entities. At this time, however, the Company lacks the resources to pursue such a strategy and believes it would be counterproductive to do so.

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

         - Every registered insurer must appoint an independent auditor who will annually audit and report on the Statutory Financial Statements and the Statutory Financial Return of the insurer, both of which, in the case of WMA Life, are required to be filed annually with the Registrar of Companies (the "Registrar"), who is the chief administrative officer under the Insurance Act. WMA Life's auditor is KPMG Peat Marwick (Hamilton, Bermuda), the Bermuda "tenant" of KPMG LLP.

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

         - The Insurance Act requires WMA Life to have a minimum level of statutory capital and surplus of $250,000. At December 31, 1998, WMA Life's statutory capital and surplus was $5,049,650. In addition, the Insurance Act provides that the statutory assets of WMA Life must exceed its statutory liabilities by at least $250,000. Statutory assets and liabilities refer to those assets and liabilities established in conformity with the requirements of the Insurance Act for the statutory balance sheet.

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

         - The payment of dividends by WMA Life to the Company is restricted by Bermuda law. WMA Life may not declare or pay a dividend or make a distribution out of contributed surplus if, among other things, there are reasonable grounds for believing that (a) WMA Life is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of WMA Life's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. The amount available for distribution of dividends at December 31, 1998 is $4,799,650. Additionally, the amount available for distribution of dividends must be supported by liquid assets. WMA Life meets the requirement as the amount of invested assets and quoted investments and cash was greater than $4,799,650.

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

Employees

         During the first quarter of 1998, employees of WMA Agency performed the Company's administrative functions. The Company paid WMA Agency a monthly payroll allocation based upon the amount of time during which WMA Agency employees provided services to the Company. In the second quarter of 1998, the Company retained four employees from WMA Agency, two of whom are on a part-time basis. In the last half of 1998, the Company hired two additional employees. The Company anticipates hiring at least two employees during 1999.

ITEM 2.  DESCRIPTION OF PROPERTY.

         As of February 1, 1998, the Company began subleasing, on a triple net basis, approximately 1,500 square feet of office space in Duluth, Georgia from WMA Agency through January 20, 2008, at a base annual rental rate of $12.45 per square foot for the first five years of the lease term which is equivalent to the rate being paid by WMA Agency to its lessor. This rate will increase by approximately 13.5% during the last five years of the term. The triple net basis requires the Company to pay, in addition to the stipulated base rent, its proportionate share of the taxes, insurance and common area maintenance costs of the office building. The annual base rent for this space during the first five years is $18,675. The Company does not own or lease any other properties. Prior to that date, the Company utilized office facilities in space provided to it by WMA Agency.


ITEM 3.  LEGAL PROCEEDINGS.

         At December 31, 1998, the Company was not a party to any litigation or arbitration and is not aware of any litigation or arbitration, that is likely to have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On March 3, 1998, the Company's stockholders, at a special meeting, approved a recommendation of the Company's Board of Directors to amend the Company's Certificate of Incorporation to change the Company's name to "The WMA Corporation" from WMA International Corporation. The vote was 1,777,079 shares voting FOR the name change, 3,057 shares AGAINST, and 68,829 share votes were withheld.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         No public trading market existed for the Company's common stock during 1998. In March 1998, the Company applied to the NASDAQ National Market to have its stock quoted under the trading symbol WMAC. In March 1999, NASDAQ notified the Company that the Company's application for listing would be closed due to inactivity. The Company will receive a refund for all fees paid less the $1,000 non-refundable application fee.

         At December 31, 1998, the Company had 2,495,010 shares of common stock outstanding and approximately 800 stockholders of record.

         The Company did not pay or declare a dividend in 1998.

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

         All of the Company's reinsurance business is generated by the marketing efforts of WMA Agency, which places business with the Ceding Life Companies. As a consequence, the Company is dependent upon WMA Agency to market those products, which the Company reinsures. The following tables show, by Ceding Life Company, the percentage of WMA Agency business reinsured by the Company.

                         Life Insurance Applications (1)

Ceding Life Company                                      1998           1997            1996
-------------------                                      ----           ----            ----
Western Reserve                                           81%             85%            85%

American Skandia                                         N/A             N/A            N/A

Kemper                                                     4%              2%             0%
                                                         ---             ---            ---
Total Subject to Reinsurance                              85%             87%            85%

Total Not Subject to Reinsurance                          15%             13%            15%
                                                         ---             ---            ---
Total Applications Submitted                             100%            100%           100%

                                                  Annuity Applications (1)

Ceding Life Company                                     1998            1997           1996
-------------------                                     ----            ----           ----
Western Reserve                                           44%              0%             0%

American Skandia                                          16%             13%             0%

Kemper                                                   N/A             N/A            N/A
                                                         ---             ---            ---
Total Subject to Reinsurance                              60%             13%             0%

Total Not Subject to Reinsurance                          40%             87%           100%
                                                         ---             ---            ---
Total Applications Submitted                             100%            100%           100%

         (1) As reported to WMA Agency by life insurance companies, of applications for life insurance and annuity policies submitted by WMA Agency, that WMA Agency monitors on a regular basis.

         WMA Life's revenues do not and are not expected to bear any relationship to the distribution of business placed by the companies with whom WMA Agency does business as illustrated by the above tables. The reasons WMA Life's revenue will diverge from the relationships noted above include, but are not limited to, the nature, mix and pricing of the products reinsured; the terms of the various reinsurance agreements; and the prescribed generally accepted accounting for such products and reinsurance structures.

         Under a reinsurance agreement, the economic consequences of certain insurance risks are transferred from the ceding company to the reinsurer. Depending upon the type of reinsurance agreement, these risks may include: mortality, persistency, expense, and investment. Key considerations in evaluating the risks include: industry experience, the ceding company's pricing, and assumptions, the type of product, the ceding company's underwriting practices, and procedures, the type of distribution system, the ceding company's recent experience, and the market for the product.

         The Ceding Life Companies retain responsibility for the payment of all claims, surrender values, commissions, and expenses involved in issuing and maintaining the policies. In addition, the Ceding Life Companies administer the reinsurance contracts and, on a monthly basis, provide WMA Life with information regarding premiums, reserves, benefits, claims and settlement expenses for policies reinsured. Financial activity between the Ceding Life Companies and WMA Life is settled on either a monthly or quarterly basis in accordance with the terms of the reinsurance agreements.

         At December 31, 1998, WMA Life's reinsurance inforce on life insurance policies including riders constituted 208,321 policies with an aggregate face amount of $6.12 billion. This is an increase of 53,639 life insurance policies and riders or 35% and $1.80 billion of inforce face amount, or 42% from December 31, 1997. The relative increase in the aggregate face amount is greater than the increase in the number of life insurance policies and riders because a new reinsurance agreement with Western Reserve provides for a specific quota share percentage of each policy without limit; the MRT agreements limit the maximum face amount per life to $30,000.

         As of December 31, 1998, WMA Life had reinsurance in force with respect to variable annuities for 10,028 policies with reinsured annuity contract benefits of $157.70 million. This is an increase of 8,131 policies or 429% and $126.81 million of annuity contracts benefits, or 411% from December 31, 1997. The relative increase in the amount of annuity contract benefits is lower than the increase in the number of annuity policies due to the smaller average policy size of the new reinsured annuity business with Western Reserve.

         The following table indicates the percentage of WMA Life's reinsurance revenues derived from the Ceding Life Companies:

Ceding Life Company               1998                 1997              1996
-------------------               ----                 ----              ----
Western Reserve                    89%                  95%              100%

American Skandia                    9                    4                --

Kemper                              2                    1                --
                                  ---                  ---               ---
Total                             100%                 100%              100%
                                  ===                  ===               ===

MRT Reinsurance

         WMA Life's reinsurance indemnity agreements include two MRT agreements relating to VUL policies. MRT reinsurance is a variation of Yearly Renewable Term Insurance. The reinsurance of the VUL policies includes business previously and currently being sold through WMA Agency and issued by Western Reserve and Kemper. Under the MRT reinsurance agreements, WMA Life assumes a portion of the mortality risk related to the VUL policies written by Western Reserve and Kemper. WMA Life ceased reinsuring Financial Freedom Builder VUL policies sold after March 31, 1998 on a MRT basis and commencing April 1, 1998, began reinsuring Financial Freedom Builder policies on a coinsurance and modified coinsurance basis. (See discussion under "Coinsurance and Modified Coinsurance" below.) The Company will continue to reinsure, in accordance with the terms of the MRT reinsurance agreement with Western Reserve, all Financial Freedom Builder VUL policies issued prior to April 1, 1998 as long as those policies remain in force. Settlements made under these agreements are made on a monthly basis.

Coinsurance and Modified Coinsurance

         WMA Life executed a reinsurance agreement on a ModCo basis with American Skandia during July, 1997, providing for the reinsurance of a portion of all Imperium variable annuity policies sold by WMA Agency commencing as of January 1, 1997. The Imperium policies are products exclusively distributed and sold by WMA Agency. WMA Life assumes a proportionate share of the insurance risks and expenses and receives a proportionate share of the premiums or revenues from the Imperium policies. The insurance risks include mortality, lapses, and cash surrenders and investment risks. ModCo requires that the reserves and assets related to the reserves that would otherwise be recorded and held by the Company be retained by American Skandia. Settlement is made under this agreement on a monthly basis.

         Effective January 1, 1998, WMA Life commenced reinsurance on a coinsurance and modified coinsurance basis with Western Reserve a portion of all Freedom Wealth Creator variable annuity policies sold through WMA Agency. This agreement enables the Company to participate in revenues arising principally from mortality and expense charges, sales charges associated with surrenders, credited interest rate spreads, administrative charges, and asset based allowances. Settlement under this agreement is made on a quarterly basis.

         Commencing April 1, 1998, WMA Life began reinsuring on a coinsurance and modified coinsurance basis with Western Reserve a portion of all Financial Freedom Builder VUL policies sold through WMA Agency. This agreement enables the Company to participate in revenues arising principally from mortality and expense charges, cost of insurance charges, sales charges associated with surrenders, credited interest rate spreads, administrative charges, and asset based allowances. Coincidental with this agreement, WMA Life ceased reinsuring the Financial Freedom Builder VUL product on a MRT reinsurance basis for all policies issued after March 31, 1998. The Company will continue to reinsure all Financial Freedom Builder VUL policies currently inforce in accordance with the terms of the MRT reinsurance agreement with Western Reserve. Settlement under this agreement is made on a quarterly basis.

         Under the above agreements with Western Reserve, the Company is reinsuring such policies on a coinsurance basis, except the separate accounts of such policies which are reinsured on a ModCo basis. Western Reserve initially ceded to WMA Life a 20% quota share of the Financial Freedom Builder VUL policies effective April 1, 1998 and a 40% quota share of the Freedom Wealth Creator variable annuity policies effective January 1, 1998. The percentage of reinsurance to be ceded in subsequent years will be determined before the close of each calendar year. This determination will be based upon two factors: (i) the expected new or "first year" VUL "target" premium and variable annuity premium to be collected by Western Reserve written through WMA Agency for the ensuing calendar year, and (ii) total first year VUL "target" premiums and variable annuity premium written through WMA Agency with all insurance companies during a given year. The latter factor is used to determine Western Reserve's market share of the total new VUL and variable annuity premium or volume in a given year. VUL "target" premium is an amount, specific to the insurance product, which varies by issue age, sex, and issue class, that provides for basic insurance benefits coverage.

         The Company's VUL reinsurance percentages will be 20%, 25%, 30%, 35%, or 40% based on expected first year VUL collected target premium levels of $50-149 million, $150-199 million, $200-249 million, $250-599 million, or $600 million or more, respectively. These reinsurance percentages will be reduced if the percentage of Western Reserve's "market share" of WMA Agency first year VUL collected target premium falls below certain thresholds. Western Reserve's market share is measured by first year VUL target premium collected by Western Reserve to total first year VUL target premium written by WMA Agency. These market share thresholds are 90%, 85%, 80%, 75%, and 70% for first year VUL collected target premium levels of $50-149 million, $150-199 million, $200-249 million, $250-350 million or more, respectively.

         The reinsurance percentages may be reduced 5% for each full 10% realized market share below the thresholds above. The VUL reinsurance percentages may also be reduced to the extent WMA Agency's VUL first year target premium production attributed to any insurance company, other than Western Reserve, is greater than 10% of total VUL first year target premium written by WMA Agency. The reinsurance percentage may be reduced 5% for each full 5% in excess of the 10% limitation.

         The Company's variable annuity reinsurance percentages will be 40% or 50% based on expected first year variable annuity collected premium levels of $100-249 million or $250 million or more, respectively. These reinsurance percentages may be reduced if the percentage of Western Reserve's market share of WMA Agency first year variable annuity collected premium falls below certain thresholds. Western Reserve's market share is measured by first year variable annuity premiums collected by Western Reserve to total first year variable annuity premiums written by WMA Agency. These market share thresholds are 45% and 30% for first year variable annuity collected premium amounts of $100-249 million and $250 million or more, respectively. The reinsurance percentages may be reduced 5% for each full 5% of realized market share below the thresholds above, subject to a minimum reinsurance percentage of 25%. The variable annuity reinsurance percentage may also be reduced 5% if WMA Agency's first year variable annuity premium growth is 0% or less.

         Due to the nature of the VUL and variable annuity products reinsured, the Company is significantly insulated from the impact of changes in investment yields as the policyholders retain virtually all of the investment risks. However, on an overall basis, a decline in investment yields is expected to cause a decrease in the Company's revenues under its ModCo agreements, as the account values upon which some of the Company's revenues are calculated would presumably be lower. Accordingly, the Company's income (loss) before income taxes will be smaller. Conversely, an increase in investment yields is expected to have the opposite effect. If mortality experience is worse than assumed (i.e., higher claims), it is expected to cause a decrease in current and future revenues that would have otherwise resulted from the policies reinsured. Conversely, if mortality experience is better than assumed (i.e., lower claims), it is expected to cause an increase in current and future revenues that would have otherwise resulted from the policies reinsured.

Accounting

         WMA Life recognizes premiums as earned on MRT reinsurance for the mortality risk reinsured. Reinsured policy revenues reflect policy mortality and expense charges, policy administration charges, asset-based allowances and deferred sales charges that have been assessed against the reinsured policy account balances under the coinsurance and modified coinsurance agreements, as they relate to universal life-type contracts.

         Net investment income is the gross income earned from the invested assets less the investment management expenses and custodial fees.

         WMA Life also recognizes costs that vary with and are directly associated with the acquisition of the reinsured policies. These costs include actuarial, legal and accounting fees, and salaries and expenses incurred directly by WMA Life and reinsurance commission and expense allowances paid to the Ceding Life Companies in accordance with the reinsurance agreements. These expenses are deferred to the extent that such costs are deemed recoverable from future policy revenues in accordance with Generally Accepted Accounting Principles ("GAAP") and are recorded as deferred acquisition costs on the balance sheet. Deferred acquisition costs increased $23.04 million during the year to $27.54 million at December 31, 1998.

         Deferred acquisition costs are amortized over the lives of the underlying policies (with regard to the terms of the reinsurance agreements). Under the MRT agreements, the amortization is in proportion to the ratio of premiums collected during the then current period to total anticipated premiums. The rate of amortization is based upon methods that include assumptions, such as estimates of expected investment yields, mortality, persistency and expenses applicable at the time the policies are reinsured. The assumptions include provisions for risk of adverse deviation. Original assumptions continue to be used in subsequent accounting periods to determine changes in the deferred acquisition costs unless a premium deficiency exists. (A premium deficiency is recognized if the sum of expected claim costs, unamortized acquisition costs, and maintenance costs exceed related unearned premiums. A premium deficiency is first recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency is greater than unamortized acquisition costs, a liability shall be accrued for the excess deficiency.) Although the Company is reinsuring on a coinsurance and modified coinsurance basis with Western Reserve a portion of all Financial Freedom Builder VUL policies previously reinsured on a MRT basis, policies issued prior to April 1, 1998 will continue to be reinsured in accordance with the MRT reinsurance agreement with Western Reserve. These changes do not result in a premium deficiency.

         Under the coinsurance and modified coinsurance agreements, the amortization of the deferred acquisition cost is in proportion to the ratio of gross profits recognized during the then current period to total anticipated gross profits. During each accounting period, assumptions used in calculating the amortization of the Company's deferred acquisition expense reflect actual experience for the then current accounting period. Management also reviews on a periodic basis evolving experience with regard to the Company's assumptions concerning future experience with regard to mortality, persistency, investment yields and expenses in determining its estimates of future gross profits. To the extent management believes variances from expected assumptions are permanent rather than temporal, assumptions used with regard to future experience will be changed. Upon adoption of any change in assumptions used with regard to future experience, the amortization of the Company's deferred acquisition cost will be recalculated and will be reflected during the then current accounting period.

         With regard to the American Skandia ModCo reinsurance, death claims and surrenders were greater than anticipated. However, the incidence of the excess claims and surrenders occurred during a brief period, and subsequently returned to expected levels. As a result of these observations, management believes the temporary differences are anomalies and do not justify a change in assumptions used with regard to future experience.

         Variances in the Western Reserve variable annuity experience, with regard to mortality and persistency, from assumed are relatively minor. Collected expense charges were slightly greater than anticipated, but are largely attributed to timing differences from the actual incidence expense charges are recognized and that assumed in the Company's financial models. Considering WMA Life has insufficient experience to suggest a change in its assumptions, the Company will monitor the variations from the financial models to establish historical trends. The increase in expense charges collected, over that anticipated, had a positive impact on current period revenues, but also resulted in a greater amortization of the Company's deferred acquisition expense than would have otherwise occurred. The differences, however, are relatively small (a net revenue increase of approximately $11,000) and is not considered material to the Company's financial statements.

         The Company's experience regarding the Western Reserve VUL business, reinsured on a coinsurance and modified coinsurance basis, is very limited (e.g., four to five months on average) to develop credible experience. Revenues associated with the business are approximately $150,000 less than expected. This difference is primarily attributed to collected surrender charges. However, given the limited age of the policies reinsured, most of the "surrenders" during this early period may be attributed to lapses which do not generate surrender charges; "expected" results are more appropriately measured against a more seasoned base of business.

         To date, management believes the assumptions used regarding its estimate for future gross profits are appropriate for its circumstances.

         Life insurance claims settled and the increase in the liability for future policy benefits, related to MRT reinsured VUL policies, are recorded as Benefits, claims and settlement expenses on the Consolidated Financial Statements. The liability for future policy benefits was $2.62 million at December 31, 1998 compared to $1.29 million at December 31, 1997, an increase of

$1.33 million or 103%. The liability at December 31, 1998 is comprised of two components: the liabilities related to the coinsurance of variable annuity and VUL policyholder obligations and liabilities under the Company's MRT reinsurance agreements. The liability, with regard to the MRT reinsurance, which represents the present value of future benefits to be paid and related expenses, less the present value of future net premiums (that portion of the premium required to provide for all benefits and expenses), is estimated using the same methods and assumptions used to amortize the deferred acquisition costs under the MRT agreements. Changes in the liability for future policy benefits that result from the Company's periodic estimation for financial reporting purposes are recognized in income in the period in which the change occurs. The liability for the fixed account portions of the Western Reserve variable annuity and VUL coinsurance agreements is equal to reinsured policy account balances.

         Through year-end 1998, the Company's MRT reinsurance mortality experience resulted in higher earnings due to fewer claims than otherwise anticipated. Actual death claims were approximately 70% to 75% of expected death claims assumed in calculating the Company's liabilities. However, due to the Company's very limited experience, the results are not credible indicators of future experience. It is not known whether the Company's experience is temporal, due to normal random fluctuations, or permanent.

         The Company's MRT reinsurance persistency experience, through year-end 1997, was approximately 5% to 10% better than anticipated. Although also subject to a correction, the Company's persistency experience, through year-end 1998, reversed and was worse than anticipated by less than 5%. The combined result of the two years of experience is expected to have little impact on future revenues from business inforce. However, due to the Company's very limited experience, the results are not credible indicators of future experience. It is not known whether the Company's experience is temporal, due to normal random fluctuations, or permanent.

         To date, management believes the assumptions used regarding its liability for future policy benefits are appropriate for its circumstances.

         Professional fees and other expenses include: expenses incurred for salaries, actuarial, legal, and accounting services received. Amortization of deferred organization costs and miscellaneous operating expenses are also included.

RESULTS OF OPERATIONS
Twelve Months Ended December 31, 1998 Compared to Twelve Months Ended December 31, 1997.

         Revenues. The Company's revenues increased by $5.80 million, or 85%, to $12.60 million for the twelve months ended December 31, 1998 from $6.80 million for the same period in 1997. The increase was primarily attributable to the coinsurance and modified coinsurance agreements WMA Life entered into with American Skandia during 1997 and with Western Reserve in 1998. Further, a revenue increase of $2.06 million was attributable to the growth in premiums associated with the Western Reserve MRT agreement.

         Premiums. Premiums increased by $2.06 million, or 40%, to $7.28 million for the twelve months ended December 31, 1998 from $5.22 million for the same period in 1997. The increase was attributable primarily to the growth in premiums associated with a MRT reinsurance agreement WMA Life entered into with Western Reserve during the second quarter of 1996, and to a much lesser extent to a MRT agreement executed during the fourth quarter of 1996 with Kemper. Policies and riders reinsured on a MRT basis increased by 1,599, or 1%, to 156,281 at December 31, 1998 from 154,682 at December 31, 1997. The increase in policies in force on a MRT basis was relatively small due to the discontinuation of Financial Freedom Builder VUL policies reinsured on a MRT basis and the lapsing of in force policies. Management expects the MRT in force business to continue to decline as policyholders terminate their policies either as a result of surrender or premium lapse. Premium increases are attributable to the increasing duration of policies inforce, because premiums increase with the advancing age of the insureds, and the growth of business during 1997. A comparison of the rate of increase in premiums to the increase in policies inforce will lead to inconclusive results. Premiums reported for 1997 do not correspond to policies inforce as of year-end 1997, but rather a block of business which grew at a rate of 65% during 1997.

         Reinsured Policy Revenues. Reinsured policy revenues increased by $3.90 million, to $4.10 million for the twelve months ended December 31, 1998 from $195,000 for the same period in 1997. Reinsured policy revenues of $195,000 for the twelve months ended December 31, 1997 were related to the variable annuity ModCo agreement WMA Life executed with American Skandia during the third quarter of 1997. Of the $4.10 million Reinsured policy revenues at the end of 1998, $1.69 million was attributable to the variable annuity ModCo agreement with American Skandia and to the variable annuity coinsurance and modified coinsurance agreement WMA Life entered into with Western Reserve beginning January 1, 1998 and $2.49 million was attributable to the VUL coinsurance and modified coinsurance agreement WMA Life entered into with Western Reserve beginning April 1, 1998. These revenues reflect policy cost of insurance charges, mortality and expense charges, policy administration charges, asset based allowances and deferred sales charges that have been assessed against the reinsured policy account balances under the coinsurance and modified coinsurance agreements, as they relate to universal life-type contracts.

         Net Investment Income and Net Realized Gains on Investments. Net investment income decreased by $136,000, or 13%, to $951,000 for the twelve months ended December 31, 1998 from $1.09 million for the same period in 1997. Investment income is earned from the investment in securities (fixed income and equity) and cash equivalents. Investment expenses of $52,000 and $65,000 for 1998 and 1997, respectively, related to investment advisor fees and custodial fees, were netted with gross investment income excluding realized gains and losses. The decrease in net investment income was primarily due to the reduction in total investments resulting from the sale of fixed income securities in order to pay the Ceding Life Companies for reinsurance expense allowances and benefits. The principal components of these payments are attributable to the Western Reserve VUL coinsurance and modified coinsurance agreement. The sale of the fixed income and equity securities in 1998 resulted in an increase of $267,000 of Net realized gains on investments. No investment securities were sold in 1997 .

         Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses increased by $1.03 million, or 43%, to $3.44 million for the twelve months ended December 31, 1998 from $2.41 million for the same period in 1997. This increase primarily resulted from an increase in volume of in force business. The amount of business in force at December 31, 1998, was $6.12 billion as compared to $4.32 billion at December 31, 1997, which represented a $1.80 billion, or 42% increase.

         The Company's profitability, in part, depends on the volume and amount of death claims incurred. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to fluctuation from quarter to quarter and year to year. Claims paid plus those incurred during 1998 were approximately 5% to 10% lower than otherwise expected based upon prior claims activity. Estimated additional net income was $175,000 for the year due to this lower than expected claims activity. Management believes this activity was unique to third quarter results and is not indicative of future experience.

         A retrocession pool agreement was entered into simultaneously with the reinsurance of the Western Reserve VUL business on a coinsurance and modified coinsurance basis. WMA Life retrocedes portions of the mortality risk in excess of its retention limit. Standard mortality risks in excess of $100,000 per life are retroceded to pool participants which include: American Phoenix Life and Reinsurance Company, Swiss Re Life & Health America, Inc., The Lincoln National Life Insurance Company, and Transamerica Occidental Life Insurance Company. The retrocession agreement serves to reduce the impact of fluctuations in death claims from quarter to quarter and year to year.

         Reinsurance Premium Allowances, Net. Net reinsurance premium allowances increased by $1.41 million, or 93%, to $2.92 million for the twelve months ended December 31, 1998 from $1.51 million for the same period in 1997. Gross reinsurance premium allowances represent a portion of reinsurance premiums paid or allowed by WMA Life to the Ceding Life Companies for each policy reinsured. A certain portion of the gross reinsurance allowances, with regard to the production of new business, was primarily related to the Company's share of commissions, certain development costs and other expenses from such production of new business incurred by the Ceding Life Companies on the business reinsured. These amounts have been deferred to the extent that such costs are deemed recoverable from future policy revenue in accordance with GAAP. The balance of those amounts not deferred are reflected as net reinsurance premium allowances and are often a level percentage of individual policy revenues (e.g., renewal reinsurance allowances). Similar to the increase in Benefits, claims and settlement expenses, the increase in net reinsurance premium allowances was due to an increase in the volume of business in force and placement of the variable annuity and the VUL business reinsured on a coinsurance and modified coinsurance basis.

         Amortization of Deferred Acquisition Costs, Net. Amortization of deferred acquisition costs increased by $1.48 million to $1.54 million for the twelve months ended December 31, 1998 from $64,000 for the same period in 1997. The increase in amortization of deferred acquisition costs was attributable primarily to increased revenues associated with business reinsured and with the placement of new business.

         The deferred acquisition cost balance is equal to the prior period deferred acquisition cost balance, plus interest and acquisition costs capitalized, less amortization as a function of premium revenue. Amortization of deferred acquisition costs is equal to amortization as a function of premium revenue, less interest capitalized. During 1997, interest capitalized was nearly half of the amount of amortization as a function of premium revenue. As each block of reinsured policies ages under the MRT reinsurance agreements, amortization as a function of premium revenue will continue to exceed interest capitalized.

         The increase in policy acquisition costs, consisting primarily of commission and reinsurance expense allowances, under the VUL coinsurance and modified coinsurance agreement as compared to that under the MRT agreement is largely attributable to the relative differences in the gross premiums paid under each agreement, respectively. First year gross premiums paid were $12.51 million under the VUL coinsurance agreement for the twelve month period ending December 31, 1998 as compared to $1.85 million for first year MRT reinsurance premiums paid for the same period.

         Professional Fees, Management Fees, Consulting Fees, Interest Expense and Other Expenses. Professional fees, management fees, consulting fees, interest expense and other expenses increased by $819,000, or 171%, to $1.30 million for the twelve months ended December 31, 1998 from $480,000 for the same period in 1997. Total expenses for each period included professional fees for legal, actuarial and accounting expenses incurred, management fees to WMA Management Services, Inc., consulting fees to World Marketing Alliance, Inc., operating expenses and other miscellaneous expenses.

         The Company filed an application for a Registration Statement related to a proposed subscription offering of its common stock during 1998. The Company subsequently withdrew its application for the Registration Statement during the fourth quarter of 1998. As a result of the withdrawal, the Company recognized $343,000 of expenses, primarily relating to legal and accounting fees. These expenses were related to the proposed offering and are not viewed as normal operating expenses of the Company. The majority of the remaining expenses were associated with an increase in the amount of reinsurance business activities and expenses relating to the administration of the Company.

         Management fees decreased during the year due to the termination of the agreement with WMA Management Services, Inc. as of December 31, 1997. This agreement was terminated because of the Company's expected employment of its own personnel during 1998.

         Consulting fees to WMA Agency consist of the funding of certain operating and travel related expenses for the Company. During the first quarter of 1998, WMA Agency employees performed the Company's administrative functions until the Company completed the hiring of its employees. The Company paid WMA Agency a monthly payroll allocation based upon the amount of time during which WMA Agency employees provided services to the Company. The Company incurred $352,000 in salaries and related expenses during this period and, due to the employment of six persons, for the balance of 1998.

         Effective February 1, 1998, the Company entered into a Sublease Agreement with WMA Agency, pursuant to which the Company pays annual rent of $18,675 to WMA Agency for 1,500 square feet of office space. Effective April 1, 1998, the Company entered into a Corporate Services Agreement with WMA Agency pursuant to which WMA Agency provides corporate services to the Company for a fixed monthly fee of $2,250, adjusted annually.

         Interest expense increased by $90,000 due to the interest incurred on the short-term financing received from Money Services, Inc. (as discussed below).

         Income Taxes. Income taxes increased by $341,000 to $1.16 million for the twelve months ended December 31, 1998 from $816,000 for the same period in 1997. The Company's effective tax rate was 34% in 1998 and 35% in 1997.

         Net Income. As a result of the foregoing, net income for the twelve-month period ended December 31, 1998, was $2.24 million compared to $1.52 million for the twelve-month period ended December 31, 1997, an increase of $720,000 or 47%.

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

          In recognition of these liquidity requirements, during the first quarter of 1998 the Company contributed additional capital to WMA Life through a transfer of assets, and corresponding due and accrued investment income, with an amortized cost of approximately $10.16 million. During the second and third quarters of 1998, the Company liquidated its shorter duration fixed income securities with an amortized cost of $8.16 million. During the fourth quarter of 1998, the Company liquidated its equity securities. During each of the third and fourth quarters of 1998, the Company contributed an additional $5 million of cash to WMA Life each quarter from the proceeds of a loan under the line of credit with Money Services, Inc. ("MSI"), a subsidiary of AEGON USA, Inc. ("AEGON"). (See discussion of loan below.)

         The Company's primary source of liquidity was $6.62 million in cash and cash equivalents at December 31, 1998, an increase of $5.15 million from December 31, 1997. The effective duration of the Company's fixed income portfolio is just over five years, with over 83% of the fixed income securities having a maturity of less than 10 years. The Company's fixed income portfolio represents 100% of the total invested assets, and has an average quality rating of Aa3 by Moody's. The effective duration of the Company's fixed income portfolio has increased during 1998 due to the selling of the shorter duration investments in order to pay the Ceding Life Companies for the reinsurance expense allowances, benefits and claims.

          The Company's cash requirements will also consist of: salaries and benefits; management service fees; investment management and custodial account fees; accounting and consulting services fees; expenses related to regulatory issues and compliance with corporate and tax matters; and other incidental administrative expenses. Prior to 1998, the Company incurred no expense for salaries and benefits because it had no employees. The Company has hired six employees during 1998. The Company incurred no capital expenditures in 1997 or 1998.

          For the period ended December 31, 1998, net cash flows used in operating activities were $13.67 million, compared to net cash used in operating activities of $560,000 for the period ended December 31, 1997. This increase is due primarily to additional cash required to reimburse Western Reserve for reinsurance allowances as a result of the VUL coinsurance and modified coinsurance agreement executed during 1998 and to a lesser extent to the variable annuity agreements with American Skandia and Western Reserve. Through 1997, the Company had MRT reinsurance agreements with Western Reserve and Kemper, and a ModCo agreement with American Skandia. The Company has used its invested assets during 1998 to reimburse the Ceding Life Companies for allowances associated with the American Skandia and Western Reserve agreements. The net cash provided by investing activities for the period ended December 31, 1998 was $8.85 million, compared to net cash used in investing activities of $1.86 million for the period ended December 31, 1997. The Company received cash from the issuance of common stock in the first quarter of 1997, which allowed the Company to purchase additional investments. The net cash provided by financing activities was $9.97 million for the period ended December 31, 1998 compared to net cash provided by financing activities of $1.91 million for the period ended December 31, 1997. The Company purchased a small amount of stock from its shareholders in the first six months of 1998 and during the third quarter of 1997. The Company received short-term debt financing from MSI during the third and fourth quarters of 1998 as discussed below.

         On September 30, 1998, the Company entered into a $10 million line of credit agreement with MSI pursuant to the terms of which the Company immediately borrowed $5 million to cover its immediate cash needs. An additional $5 million was drawn late in the fourth quarter of 1998. Borrowings under this line of credit bear interest at the rate of 8% per annum through March 31, 1999, increasing to 9% thereafter. All outstanding balances of principal and interest under this line of credit become due and payable on August 1,1999, unless extended by the lender. This credit line and the borrowings thereunder became necessary to fund payment obligations to Western Reserve required under the coinsurance agreements. The Company had planned to finance these payments with the proceeds of a proposed Subscription Offering of its common stock. On November 12, 1998, the Company, upon the advice of its financial advisors and counsel applied to the Securities and Exchange Commission ("SEC") to withdraw its registration statement relating to this Subscription Offering.

         The Company intends to repay the loans outstanding under the line of credit with proceeds of a private sale of common stock to institutional and other accredited investors or through alternative sources of financing. If the stock sale does not occur or sufficient proceeds are not obtained and alternative sources of financing are not obtainable at an acceptable cost, the Company would be unable to repay amounts that it had borrowed from MSI under the line of credit agreement. At the same time, Western Reserve, pursuant to the terms of the line of credit agreement with MSI, would, upon the Company's failure to timely repay loans obtained under the line of credit agreement, have the right, until such loans are paid in full, to (i) recapture business previously ceded to the Company for reinsurance, and (ii) reduce the Company's quota share of new business to be reinsured under the new reinsurance agreements to a level where the Company's available cash could meet its continuing obligations under the reinsurance agreements, which reduction could be to zero. In such a case, Western Reserve would no longer be required to cede new policies to the Company for reinsurance under the agreements.

          Further, until proceeds from a private sale of common stock to institutional and other accredited investors becomes available to meet the Company's continuing obligations to pay reinsurance expense allowances under the coinsurance agreements with Western Reserve, the Company is arranging reinsurance facilities to retrocede its in force and new business. If the Company does not execute such an arrangement during April 1999, the Company would have the option to negotiate amendments to the coinsurance and modified coinsurance agreements which would reduce its future cash outlays or seek an increase in its line of credit with MSI.

          The WMA Corporation has no assets other than the stock of WMA Life and $1.18 million of cash and invested assets. The Company will rely on income from its invested assets and dividends from WMA Life to meet holding company cash requirements.

          The minimum solvency margin for WMA Life as a long-term insurer under Bermuda regulations is $250,000. As of December 31, 1998, WMA Life had total statutory capital and surplus of $5,049,650. The amount available for distribution of dividends is $4,799,650. Additionally, the amount available for dividend distribution must be supplied through liquid assets. WMA Life met this requirement as the amount of invested assets and quoted investments and cash was greater than $4,799,650.

          Under the Company's reinsurance agreements, the Company is required to provide security through a Letter of Credit ("LOC") for the benefit of the Ceding Life Companies. The Company increased existing and obtained additional, LOCs with Western Reserve as beneficiary, from $2.0 million to $3.7 million in support of reserve credits as of year-end 1998, under each of the reinsurance agreements in place with Western Reserve. WMA Life also has previously secured a LOC of $30,000 in favor of Kemper. The LOCs were issued by IBJ Schroder, the Company's custodian, and collateralized by the Company's assets held with the custodian. If determined to be necessary, WMA Life will develop facilities for future LOCs and trust arrangements in support of additional reinsurance agreements.

           As a result of the 1995 offering, the Company sold 2,000,000 shares of Common Stock and 500,000 warrants for gross proceeds of $20.5 million (excluding deferred organization costs of $517,000). The Company believes that the sources of cash from the 1995 offering and the $10 million loan from MSI will be sufficient to meet the Company's cash needs through March 1999 with respect to the administration of WMA Life's current MRT agreements with Western Reserve and Kemper, its variable annuity coinsurance agreements with American Skandia and Western Reserve, and its VUL reinsurance agreement with Western Reserve. The Company plans to repay its outstanding debt to MSI and to provide additional capital to meet its future cash needs with the proceeds of a private sale of stock to institutional and other accredited investors. The Company is also exploring additional sources of financing through debt, reinsurance arrangements and securitization of its receivables.


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

         The Company is monitoring this risk through continued communications with the Ceding Life Companies regarding the status of their year 2000 readiness. Since the Company reinsures more business with Western Reserve than with the other Ceding Life Companies, the Company has requested and received written advice in mid-1998 as to the status of their year 2000 compliance program. Western Reserve has advised the Company that their program for their internal systems to become year 2000 compliant began in mid-1996 and, though currently not completed, was to be complete by the end of 1998. Western Reserve has also advised the Company that it will continue revalidation tests of its internal systems as well as those systems which interface with their business partners through 1999. However, that there can be no guarantees that their efforts to remediate their internal systems will be trouble free and that they will be in compliance before the year 2000.

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


ITEM 7.  FINANCIAL STATEMENTS.

         The December 31, 1998 Financial Statements follow on the next page.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                          INDEPENDENT AUDITORS' REPORT


         The Board of Directors
         The WMA Corporation:


         We have audited the accompanying consolidated balance sheets of The WMA Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The WMA Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows, for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                                       /s/ KPMG LLP


         Atlanta, Georgia
         March 12, 1999

                               THE WMA CORPORATION


                           Consolidated Balance Sheets


                           December 31, 1998 and 1997


                         Assets                                      1998               1997
                         ------                                      ----               ----

Fixed maturity securities - available for sale (amortized
   cost of $9,501,564 and $17,686,390 for 1998 and 1997,
   respectively)                                                  $  9,869,679       $ 17,782,055
Equity securities - available for sale (cost of $487,733
   for 1997)                                                                --            630,929
                                                                  ------------       ------------
             Total investments                                       9,869,679         18,412,984
Cash and cash equivalents                                            6,617,710          1,469,663
Investment income due and accrued                                      136,196            257,629
Reinsurance balances receivable                                        101,034            183,524
Deferred acquisition costs                                          27,537,866          4,503,338
Deferred organization costs (net of accumulated
   amortization of $98,565 and $62,128 at December 31,
   1998 and 1997, respectively)                                         88,304            124,741
Prepaid expenses                                                       216,746            113,243
Due from World Marketing Alliance, Inc.                                  3,507                 --
Fixed assets (net of accumulated depreciation of $7,649)                84,820                 --
Other assets                                                           225,312                783
                                                                  ------------       ------------
        Total assets                                              $ 44,881,174       $ 25,065,905
                                                                  ============       ============

            Liabilities and Stockholder's Equity

Liabilities:
   Future policy benefits                                         $  2,624,020       $  1,293,917
   Reinsurance balances payable                                      5,425,467            434,443
   Accrued expenses                                                    105,854             53,735
   Accrued interest payable                                            101,099                 --
   Accounts payable                                                     70,376            105,108
   Due to WMA Management Services, Inc.                                     --            120,000
   Due to World Marketing Alliance, Inc.                                    --              1,916
   Short term debt                                                  10,000,000                 --
   Deferred tax liability                                            2,181,219            980,411
                                                                  ------------       ------------
        Total liabilities                                           20,508,035          2,989,530
                                                                  ------------       ------------

Stockholders' equity:
   Common stock, par value $.001, 10,000,000
       authorized; 2,500,000 shares issued in 1998 and 1997,
       respectively                                                      2,500              2,500
   Additional paid-in capital                                       20,228,973         20,228,973
   Accumulated other comprehensive income                              242,977            157,670
   Retained earnings                                                 3,948,589          1,709,232
   Treasury stock, at cost (4,990 and 2,200 shares for
         1998 and 1997, respectively)                                  (49,900)           (22,000)
                                                                  ------------       ------------
        Total stockholders' equity                                  24,373,139         22,076,375
                                                                  ------------       ------------

        Total liabilities and stockholders' equity                $ 44,881,174       $ 25,065,905
                                                                  ============       ============

See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION


                        Consolidated Statements of Income


                  Years ended December 31, 1998, 1997, and 1996


                                                             1998            1997            1996
                                                             ----            ----            ----
Revenues:
  Premiums                                               $ 7,280,489      $5,217,365      $2,007,391
  Reinsured policy revenues                                4,098,371         195,124              --
  Net investment income                                      951,101       1,087,465         624,883
  Net realized gains on investments                          267,063              --           1,752
  Other income                                                    --         300,000              --
                                                         -----------      ----------      ----------
        Total revenue                                     12,597,024       6,799,954       2,634,026
                                                         -----------      ----------      ----------

Benefits and expenses:
  Benefits, claims, and settlement expenses                3,442,631       2,408,842         976,635
  Reinsurance premium allowances, net                      2,917,483       1,511,858         576,297
  Amortization of deferred acquisition costs               1,541,439          63,629           6,414
  Professional fees and other expenses                       957,446         292,275         185,159
  Interest expense                                           101,099          10,971          43,491
  Management fees to WMA Management Services,
       Inc                                                        --         120,000         119,119
  Consulting fees to World Marketing Alliance, Inc.          240,708          57,135          69,751
                                                         -----------      ----------      ----------
        Total benefits and expenses                        9,200,806       4,464,710       1,976,866
                                                         -----------      ----------      ----------

        Income before income taxes                         3,396,218       2,335,244         657,160

Income tax expense                                         1,156,861         815,743         112,808
                                                         -----------      ----------      ----------

        Net income after income taxes                    $ 2,239,357      $1,519,501      $  544,352
                                                         ===========      ==========      ==========

Basic and diluted income per share                       $      0.90      $     0.63      $     0.44
                                                         ===========      ==========      ==========

Weighted-average common shares outstanding                 2,495,766       2,394,769       1,246,500
                                                         ===========      ==========      ==========


See accompanying notes to consolidated financial statements.

                              THE WMA CORPORATION
    Consolidated Statements of Stockholder's Equity and Comprehensive Income

                 Years ended December 31, 1998, 1997, and 1996



                                                                                         Accumulated    Retained
                                                                                            other       earnings
                                Comprehensive  Number of    Common        Additional     comprehensive (accumulated    Treasury
                                   income       shares       stock      paid-in capital     income       deficit)       stock
                                ------------- ----------  -----------   ---------------  ------------- ------------    --------
Balance, January 1, 1996                        500,000   $       500    $    249,500           --     ($  354,621)          --
Common stock issued                           1,805,550         1,806      18,553,694           --              --           --
Comprehensive income
   Net income                  $   544,352           --            --              --           --         544,352           --
   Other comprehensive
   income (loss), net of tax      (125,641)          --            --              --     (125,641)             --           --
                               -----------
Total comprehensive income     $   418,711
                               ===========
Deferred offering costs                              --      (516,527)             --           --              --     (516,527)
                                              ---------   -----------    ------------     --------      ----------     --------
Balance, December 31, 1996                    2,305,550        2 ,306      18,286,667     (125,641)        189,731           --
Common stock issued                             194,450           194       1,944,306           --              --           --
Comprehensive income
   Net income                  $ 1,519,501           --            --              --           --       1,519,501           --
   Other comprehensive
   income, net of tax              283,311           --            --              --      283,311              --           --
                               -----------
Total comprehensive income     $ 1,802,812
                               ===========
Purchase of treasury stock
    (2,200 shares and 2,000
    warrants)                                        --            --          (2,000)          --              --      (22,000)
                                              ---------   -----------    ------------     --------      ----------     --------
Balance, December 31, 1997                    2,500,000         2,500      20,228,973      157,670       1,709,232      (22,000)
                                              =========   ===========    ============     ========      ==========     ========
Comprehensive income
   Net income                  $ 2,239,357                                                               2,239,357
   Other comprehensive
   income, net of tax               85,307                                                  85,307
                               -----------
Total comprehensive income     $ 2,324,664
                               ===========
Purchase of treasury stock
    (2,790 shares)                                   --            --              --           --              --      (27,900)
                                              ---------   -----------    ------------     --------      ----------     --------
Balance, December 31, 1998                    2,500,000   $     2,500    $ 20,228,973    $ 242,977     $ 3,948,589    ($ 49,900)
                                              =========   ===========    ============    =========     ===========     ========

                                     Total
                                 stockholders'
                                equity (deficit)
                                ---------------
Balance, January 1, 1996         ($   104,621)
Common stock issued                18,555,500
Comprehensive income
   Net income                         544,352
   Other comprehensive
   income (loss), net of tax         (125,641)
Total comprehensive income
Deferred offering costs
Balance, December 31, 1996         18,353,063
Common stock issued                 1,944,500
Comprehensive income
   Net income                       1,519,501
   Other comprehensive
   income, net of tax                 283,311
Total comprehensive income
Purchase of treasury stock
    (2,200 shares and 2,000
    warrants)                         (24,000)
Balance, December 31, 1997         22,076,375
Comprehensive income
   Net income                       2,239,357
   Other comprehensive
   income, net of tax                  85,307
Total comprehensive income
Purchase of treasury stock
    (2,790 shares)                    (27,900)
Balance, December 31, 1998       $ 24,373,139



See accompanying notes to consolidated financial statements.

                             THE WMA CORPORATION
                    Consolidated Statements of Cash Flows
                 Years ended December 31, 1998, 1997 and 1996


                                                                1998              1997               1996
                                                                ----              ----               ----

Cash flows from operating expenses
  Net income                                                $  2,239,357       $ 1,519,501       $    544,352
  Adjustment to reconcile net income to net cash
    (used in) provided by operating activities:
  Amortization and depreciation                                1,585,525           100,065             32,106
  Deferred tax expense                                         1,156,861           815,743            112,808
  Net realized gains on investments                             (267,063)               --             (1,752)
  Change in:
       Investment income due and accrued                         121,433           (76,364)          (181,265)
       Reinsurance balances receivable                            82,490          (153,128)           (30,396)
       Deferred acquisition costs                            (24,575,967)       (3,834,638)          (738,743)
       Prepaid expenses                                         (103,503)         (113,243)                --
       Due from World Marketing Alliance, Inc.                    (3,507)               --                 --
       Other assets                                             (224,529)           26,078            (26,861)
       Future policy benefits                                  1,330,103           679,440            614,477
       Reinsurance balances payable                            4,991,024           434,443                 --
       Accrued expenses                                           52,119           (33,028)            86,763
       Accrued interest payable                                  101,099                --            (12,995)
       Accounts payable                                          (34,732)           24,335            (44,103)
       Due to WMA Management Services, Inc.                     (120,000)           64,780             55,220
       Due to World Marketing Alliance, Inc.                      (1,916)          (14,006)            15,922
                                                            ------------       -----------       ------------
           Net cash (used in) provided by operating
           activities                                        (13,671,206)         (560,022)           427,285
                                                            ------------       -----------       ------------

Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities         8,939,622         5,363,904          4,784,752
  Purchase of available-for-sale securities                           --        (7,219,502)       (21,130,856)
  Purchase of fixed assets                                       (92,469)               --                 --
                                                            ------------       -----------       ------------
            Net cash provided by (used in) investing
             activities                                        8,847,153        (1,855,598)       (16,346,104)
                                                            ------------       -----------       ------------

Cash flows from financing activities:
  Issuance of common stock                                            --         1,944,500         18,555,500
  Purchase of treasury stock and warrants                        (27,900)          (24,000)                --
  Proceeds from short term financing                          10,000,000                --                 --
  Repayments of borrowings under note payable                         --                --           (748,679)
  Offering costs                                                      --                --           (217,989)
  Organization costs                                                  --                --            (10,512)
  (Decrease) increase in due to stockholders                          --           (15,418)            15,418
                                                            ------------       -----------       ------------
            Net cash provided by financing activities          9,972,100         1,905,082         17,593,738
                                                            ------------       -----------       ------------
            Net increase (decrease) in cash and cash
               equivalents                                     5,148,047          (510,538)         1,673,167

Cash and cash equivalents at beginning of period               1,469,663         1,980,201            307,034
                                                            ------------       -----------       ------------
Cash and cash equivalents at end of period                  $  6,617,710       $ 1,469,663       $  1,980,201
                                                            ============       ===========       ============
Supplemental disclosure of cash flow information:
  Interest paid                                             $         --       $    10,971       $     56,032
                                                            ============       ===========       ============
  Income taxes paid                                         $         --       $        --       $         --
                                                            ============       ===========       ============

See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996




(1)    Organization

       The WMA Corporation (formerly known as WMA International Corporation) is an insurance holding company originally formed March 9, 1995.

       The consolidated financial statements include the assets, liabilities, and results of operations of The WMA Corporation ("WMA Corporation") and its wholly owned subsidiaries, WMA Life Holding, Ltd. ("Holding"), a Bermuda domiciled insurance holding company, and WMA Life Insurance Company Limited ("WMA Life"), a Bermuda domiciled life reinsurance company (collectively, the "Company"). As of December 31, 1998, Holding was placed in voluntary liquidation in Bermuda. In January 1999, Holding was dissolved in Bermuda and net assets in the amount of $7,957 were paid to WMA Corporation.

       The Company provides reinsurance for certain national life insurance companies on variable universal life ("VUL") insurance and variable annuity policies sold through World Marketing Alliance, Inc. ("WMA Agency"), a sales and marketing organization. Such policies are sold throughout the United States. S. Hubert Humphrey, Jr., a major shareholder of WMA Corporation, owns a controlling interest in WMA Agency and WMA Management Services, Inc. ("WMA Management"), which provided operating assistance to the Company for a fee through December 31, 1997. WMA Management was primarily responsible for the maintenance of the financial records of the Company. The management services agreement was terminated as of December 31, 1997. Effective April 1, 1998, the Company entered into a Corporate Services Agreement with WMA Agency pursuant to which WMA Agency provides corporate services and supplies to the Company for a fixed monthly fee of $2,250, adjustable annually.

       Reinsurance is an arrangement under which an insurance company, the "reinsurer," agrees to indemnify another insurance company, the ceding company, for all or a portion of the insurance risks underwritten by the ceding company. The reinsurer, in turn, assumes a portion of the underwritten risk in exchange for a portion of the premium collected. The Company currently assumes portions of mortality and other risks relating to life insurance and annuity policies in order to share in the net profits generated through the sale of such policies by WMA Agency.

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

                              THE WMA CORPORATION

                   Notes to Consolidated Financial Statements



       Company deems to be sensitive to changes in estimates include deferred policy acquisition costs and future policy benefits. In all instances, actual results could differ from estimates.

       The accompanying financial statements consolidate the accounts of WMA Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

       Investments. The Company classifies all fixed maturity securities and equity securities as "available for sale." Such securities are reported at fair value. Fixed maturities available for sale are so classified based upon the possibility that such securities could be sold prior to maturity if that action enables the Company to execute its investment philosophy and appropriately match investment results to operating and liquidity needs. Unrealized gains and losses on marketable equity securities and fixed maturity securities available for sale, less applicable deferred income taxes, are reported as a separate component of accumulated other comprehensive income within stockholders' equity.

       Although no impairments in value have occurred which would require adjustment to the carrying value of securities, any such impairment identified in the future would result in a reduction of the carrying value of the individual security to its fair value as the new cost basis and reflection of a corresponding write down amount as a realized capital loss in the consolidated statements of operations. The Company's policy is to recognize such an impairment when the projected cash flows of these securities have been reduced on other than a temporary basis so that the realizable value is reduced to an amount less than the carrying value.

       Investment income is recognized as it accrues or is legally due. Income on mortgage-backed securities includes amortization and accretion of purchase premiums and discounts using a method that approximates a level yield, taking into consideration assumed prepayment patterns. The retrospective adjustment method is used to adjust for prepayment activity. Realized gains and losses on sales of investments are included in net income, as are write-downs of securities where declines in value are deemed to be other than temporary in nature. The cost of investment securities sold is determined based upon the specific identification method.

       The Company does not participate in investments defined as derivatives under Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

       Fair Value Disclosures. The carrying values of cash and cash equivalents, reinsurance receivables and payables, short-term debt, accrued expenses and accounts payable approximate their fair values due to the short-term nature of these accounts. The carrying value of future policy benefits approximates its fair value as credited interest approximates current market rates. See Note 3 for fair value information covering the Company's investment portfolio.

       Additional Information Regarding Statements of Cash Flows. Cash and cash equivalents include cash on hand and on deposit purchased with an original maturity of three months or less.

       Deferred Policy Acquisition Costs. Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future revenues. Such costs include reinsurance commission and expense allowances paid to ceding companies, and certain other underwriting costs such as actuarial, legal and accounting fees.

                              THE WMA CORPORATION

                   Notes to Consolidated Financial Statements


       Deferred acquisition costs are amortized over the lives of the underlying policies (with regard to the terms of the reinsurance agreement), in proportion to the ratio of revenues collected during the then current period to total anticipated revenues. On those policies under a monthly renewable term agreement, revenues represent premiums recognized for the mortality risk reinsured.

       Such premiums are estimated using the same assumptions used for computing liabilities for future policy benefits. Such assumptions include estimates of expected investment yields, mortality, persistency and expenses applicable at the time the policies are reinsured. For policies under a coinsurance or modified coinsurance agreement, revenues represent gross profits associated with mortality charges, investment margins, surrender charges, and expense loads.

       Reinsurance Premium Allowances. Allowances represent a percentage of each reinsurance premium which is paid or allowed by WMA Life to the ceding company for each policy reinsured in recognition of commissions and other expenses associated with the reinsured policies. These other expenses relate to costs associated with underwriting, marketing, policy issue, and maintenance. The reinsurance expense allowances represent the Company's share of acquisition and maintenance expenses incurred by the ceding company that are attributable to the risks reinsured. Allowances are shown net of amounts deferred as policy acquisition costs.

       Fixed Assets. Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets, which range from three to seven years.

       Future Policy Benefits. Liabilities for future benefits on life policies are established in an amount adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits under long-term life insurance policies have been computed based on estimates of investment yields, mortality and withdrawal rates expected at the time the policies are reinsured, and other assumptions including estimates for incurred but not reported losses. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured, and other appropriate factors. The assumptions for estimated investment yields are based upon various factors including then current yields on the Company's investment portfolio and market rates for new investment money. Interest rates used in estimating future policy benefits range from 6.0% to 7.0%. The mortality and withdrawal assumptions are based on the Company's and industry experience and industry standards. Policy and contract reserves are included in future policy benefits on the consolidated balance sheet.

       Liabilities for future policy benefits under the coinsurance and modified coinsurance agreements equal reinsured policy account balances on underlying variable universal life policies and variable annuity contracts. With regard to the separate account benefits reinsured on a modified coinsurance basis, the Company records such liabilities as an offset to related assets as its intentions and rights under the agreements with the ceding companies meet the appropriate conditions governing rights of setoff. Liabilities for the fixed account portion of the variable annuity contracts and variable universal life insurance policies reinsured on a coinsurance basis are recorded as future policy benefits.

       Income Taxes. The Company uses the asset and liability method to record deferred income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts

                              THE WMA CORPORATION

                   Notes to Consolidated Financial Statements


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

       Other revenue consists of non-recurring items other than reinsurance premiums or investment earnings and is recognized upon completion of the related earnings process. During the year ended December 31, 1997, other income related to a one-time payment from a ceding company to compensate the Company for delays in the introduction of a reinsured product.

       Reinsured Policy Revenues. Reinsured policy revenues represent the policy mortality and expense charges, cost of insurance charges net of retrocession reinsurance premiums, policy administration charges, asset-based allowances and deferred sales charges that have been assessed against the reinsured policy account balances under the coinsurance and modified coinsurance agreements, as they relate to universal life-type contracts.

       Income Per Share. Basic income per share is computed based on the weighted-average number of common shares outstanding during the period, in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The Company has no dilutive potential common shares outstanding, and thus basic and diluted income per share is the same.

       Deferred Offering Costs. Costs relating to the common stock offering were deferred at December 31, 1995 and were offset against the proceeds of the offering during 1996.

       Deferred Organization Costs. Costs of organizing the Company have been capitalized and are being amortized over five years on the straight-line method.

       Comprehensive Income. On January 1, 1998 the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders' equity and comprehensive income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

       Segment Reporting. On January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes new standards for the disclosures made by public companies to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

                              THE WMA CORPORATION

                   Notes to Consolidated Financial Statements


       In general, financial information is required to be reported on the basis that it is used internally for management reporting and evaluation. The Statement requires only additional disclosures in the notes to the consolidated financial statements, it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 131.

       Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. The provisions of SFAS No. 133 are effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, the Company does not believe such provisions will have a significant impact on the financial statements upon adoption.

       In December 1997, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. This SOP provides guidance for determining when an entity should recognize a liability for guaranty fund and other insurance-related assessments. It also provides guidance on how to measure the liability. This SOP is effective for 1999. The Company does not believe the provisions of SOP 97-3 will have a significant impact on the financial statements upon adoption.

       In April 1998, the AcSEC also issued SOP 98-5, Reporting on the Costs of Start-Up Activities. This SOP provides guidance regarding the capitalization and expense treatment of start-up activities, including organization costs. This SOP is effective for 1999, with any impact upon adoption recorded at the beginning of the fiscal year in which the SOP is initially adopted. In accordance with the provisions of SOP 98-5, the Company will expense remaining deferred organization costs as required in 1999.

       Reclassification. The Company has reclassified the presentation of certain 1997 and 1996 information to conform to the 1998 presentation.

(3)    Investments

       Major categories of net investment income consist of the following:


                                                        Years ended December 31,
                                                     1998           1997         1996
         Fixed maturity and equity securities    $   939,180      1,035,453      274,941
         Short-term investments                       63,957        117,035      384,997
                                                 -----------     ----------     --------
                                                   1,003,137      1,152,488      659,938
         Investment expense                          (52,036)       (65,023)     (35,055)
                                                 -----------     ----------     --------
                 Net investment income           $   951,101      1,087,465      624,883
                                                 ===========     ==========     ========

                              THE WMA CORPORATION

                   Notes to Consolidated Financial Statements



       Gross losses of $35,718 were realized on sales of fixed maturity securities for the year ended December 31, 1998. Gross gains of $116,230 and $1,752 were realized on sales of fixed maturity securities for the years ended December 31, 1998 and 1996, respectively. Gross gains of $186,551 were realized on sales of equity securities for the year ended December 31, 1998.

       The amortized cost, unrealized gains and losses, and estimated fair values of investment securities at December 31, 1998 and 1997 are as follows:

                                               Amortized      Unrealized     Unrealized        Fair
         1998                                    cost           gains         losses           value
         ----                                    ----           -----         ------           -----
         Available for sale:
           Fixed maturities:
            U.S. Government and agencies      $   822,586       60,131              --         882,717
            Commercial and industrial           6,114,461      234,985              --       6,349,446
            Public utilities                      797,996       54,642              --         852,638
            Mortgage-backed securities          1,766,521       35,083          16,726       1,784,878
                                              -----------      -------      ----------      ----------

                                              $ 9,501,564      384,841          16,726       9,869,679
                                              ===========      =======      ==========      ==========


         1997
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
                                              ===========      =======      ==========      ==========

       There were no investments in any entity in excess of 10% of stockholders' equity at December 31, 1998. Fixed maturity securities are valued based upon quoted market prices.

       At December 31, 1998, the contractual maturities of investments in fixed maturity securities were as follows:


                                                    Amortized cost     Fair value
                                                    --------------     ----------

         Available for sale:
           Due in one year or less                     $  197,064        204,750
           Due after one year through five years        3,377,305      3,466,819
           Due after five years through ten years       3,835,354      4,065,198
           Due after ten years                            325,320        348,034
           Mortgage-backed securities                   1,766,521      1,784,878
                                                       ----------      ---------

                                                       $9,501,564      9,869,679
                                                       ==========      =========

       Expected maturities will differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                              THE WMA CORPORATION

                   Notes to Consolidated Financial Statements


       Changes in net unrealized gains and losses were as follows:

                                                                    Years ended December 31,
                                                              1998           1997           1996
                                                              ----           ----           ----
         Fixed maturity securities available for sale      $ 272,450        277,314       (181,649)
         Equity securities                                  (143,196)       151,913         (8,717)
                                                           ---------       --------       --------
                                                           $ 129,254        429,227       (190,366)
                                                           =========       ========       ========



(4)    Reinsurance

       As of December 31, 1998, the Company has five reinsurance contracts and one retrocession agreement in place. During 1998, the Company entered into two coinsurance and modified coinsurance agreements with Western Reserve Life Assurance Co. of Ohio ("Western Reserve"). Effective January 1, 1998, the Company began reinsuring a portion of all Freedom Wealth Creator variable annuity contracts sold by WMA Agency sales associates issued through Western Reserve. Effective April 1, 1998, the Company began reinsuring a portion of all Financial Freedom Builder variable universal life polices sold by WMA Agency sales associates issued through Western Reserve. Prior to 1998, the Company entered into monthly renewable term agreements with Western Reserve and Kemper Investors Life Insurance Company, and a modified coinsurance agreement with American Skandia Life Assurance Corporation.

       All policies reinsured under these agreements are self-administered by the ceding companies. The ceding companies provide the Company with all information necessary for processing the reinsurance, including claims.

       Retrocession reinsurance agreements do not relieve the Company from its obligations to ceding companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. As of April 1, 1998, the Company entered into a pool retrocession agreement with American Phoenix Life and Reinsurance Company, Swiss Re Life & Health America, Inc., The Lincoln National Life Insurance Company, and Transamerica Occidental Life Insurance Company. The Company retrocedes ("reinsures") standard mortality risks in excess of $100,000 per life to this pool. The retrocession agreement serves to reduce the impact of fluctuations in death claims from period to period and limits the Company's exposure on any one policy reinsured.


       The net effect of all reinsurance agreements on premiums and policy revenues is as follows:


                                                       Years ended December 31,
                                                   1998              1997          1996
                                                   ----              ----          ----
         Reinsurance assumed                   $ 11,406,682       5,412,489      2,007,391
         Reinsurance ceded                          (27,822)             --             --
                                               ------------       ---------      ---------
         Net premiums and policy revenues      $ 11,378,860       5,412,489      2,007,391
                                               ============       =========      =========

                              THE WMA CORPORATION

                   Notes to Consolidated Financial Statements



       The net effect of all reinsurance agreements on benefits, claims and settlement expenses is as follows:


                                                          Years ended December 31,
                                                      1998           1997         1996
                                                      ----           ----         ----
         Reinsurance assumed                      $3,442,631      2,408,842      976,635
         Reinsurance ceded                                --             --           --
                                                  ----------      ---------      -------

         Net benefits, claims and settlement
         expenses                                 $3,442,631      2,408,842      976,635
                                                  ==========      =========      =======

       The impact of reinsurance on life insurance in force is shown in the following schedule (in millions):

          Life insurance in force                    Direct           Assumed           Ceded             Net
          -----------------------                    ------           -------           -----             ---

          December 31, 1998                            --              6,117             49              6,068
          December 31, 1997                            --              4,162             --              4,162
          December 31, 1996                            --              2,673             --              2,673

 (5)   Deferred Policy Acquisition Costs

       The following reflects the amounts of policy acquisition costs deferred and amortized:


                                             Years ended December 31,
                                              1998              1997
                                              ----              ----
         Deferred acquisition cost:
             Assumed                     $ 27,537,866         4,503,338
             Retroceded                            --                --
                                         ------------       -----------

                 Net                     $ 27,537,866         4,503,338
                                         ============       ===========

         Beginning of year               $  4,503,338       $   732,329
            Capitalized:
               Assumed                     24,575,967         3,834,638
               Retroceded                          --                --
            Amortized:
               Assumed                     (1,541,439)          (63,629)
               Retroceded                          --                --
                                         ------------       -----------

         End of year                     $ 27,537,866         4,503,338
                                         ============       ===========

       The retrocession agreement is a yearly renewable term agreement, however the retrocession premiums are offset against reinsured policy revenues of the Western Reserve variable universal life coinsurance and modified coinsurance agreement. Consequently, retrocession premiums, benefit claims and allowances lose their identity in calculating estimated gross profits as used in amortizing capitalized acquisition costs. As such, there is no separate reportable deferred acquisition costs or associated amortization.

                              THE WMA CORPORATION

                   Notes to Consolidated Financial Statements


       Included within capitalized amounts above are certain expenses that were paid to WMA Management and WMA Agency for consulting services relating to the acquisition of reinsured policies. Consulting services included activities relating to pricing reinsurance, drafting agreements, negotiating terms and reinsurance product development. Such amounts totaled $41,129 and $17,914 for the years ended December 31, 1998 and 1997, respectively.

(6)    Income Tax

       Under current Bermuda law, WMA Life is not required to pay any taxes in Bermuda on either income or capital gains. WMA Life has received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed, WMA Life will be exempted from taxation until the year 2016.

       Effective January 1, 1996, WMA Life made an irrevocable election under section 953(d) of the Internal Revenue Code of 1986, as amended, to be treated as a domestic insurance company for United Stated Federal income tax purposes. As a result of this "domestic" election, WMA Life is subject to U.S. taxation on its worldwide income as if it was an U.S. corporation.

       The Company determines its income tax expense and liability in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

       Total income taxes (benefit) for the years ended December 31, 1998, 1997 and 1996 were allocated as follows:


                                                                      Years ended December 31,
                                                                  1998           1997          1996
                                                                  ----           ----          ----
         Tax attributable to:
            Income from continuing operations                 $ 1,156,861       815,743       112,808
                                                              ===========       =======      ========
            Unrealized gains (losses) on securities
               available for sale                             $   (43,947)      145,948       (64,725)
                                                              ===========       =======      ========

       The Federal income tax expense from continuing operations for the years ended December 31, 1998, 1997, and 1996 is as follows:


                                          Years ended December 31,
                                          ------------------------
                                      1998          1997         1996

         Current                   $       --       29,363           --
         Deferred                   1,156,861      786,380      112,808
                                   ----------      -------      -------

             Total                 $1,156,861      815,743      112,808
                                   ==========      =======      =======


       The income tax expense from continuing operations for the years ended December 31, 1998, 1997, and 1996 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following:

                              THE WMA CORPORATION

                   Notes to Consolidated Financial Statements


                                                   Years ended December 31,
                                                   ------------------------
                                               1998         1997          1996

         Computed expected tax expense      $1,154,714      793,983       223,434
         Change in valuation allowance              --           --      (117,307)
         Other, net                              2,147       21,760         6,681
                                            ----------      -------      --------

               Total                        $1,156,861      815,743       112,808
                                            ==========      =======      ========

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and Federal income tax purposes. The net deferred tax liability at December 31, 1998 and 1997 is composed of the following amounts:

                                                                 1998           1997
                                                             ----------      ---------

         Deferred tax assets:
           Deferred organizational costs                     $    1,294          5,888
           Reserve differences                                5,089,257        654,839
           Net operating loss carryforward                    2,316,168         76,584
                                                             ----------      ---------
               Gross deferred tax assets:                     7,406,719        737,311

         Deferred tax liabilities:
           Policy benefit reserves                               99,893        105,363
           Deferred acquisition costs                         9,362,874      1,531,135
           Unrealized gains on securities held for sale         125,171         81,224
                                                             ----------      ---------
               Gross deferred tax liabilities                 9,587,938      1,717,722
                                                             ----------      ---------

               Net deferred tax liabilities                  $2,181,219        980,411
                                                             ==========      =========


       There were no valuation allowances for deferred tax assets as of December 31, 1998 and 1997 since it is management's belief that it is more likely than not that the deferred tax assets will be realized. This assessment is made based on the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. However, the amount of the deferred tax asset could be reduced in the near term if estimates of future taxable income are reduced. At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of $6,812,000, which begin to expire in 2012.

(7)    Related Party Transactions

       The Company, from time to time, has entered into transactions with WMA Agency or its affiliates, which are controlled by S. Hubert Humphrey, Jr., the beneficial owner of approximately 36.1% of the Company's outstanding common stock. Mr. Humphrey and certain directors and officers of the Company are also employees of WMA Agency. The Company had a management agreement with WMA Management for management and consulting services relating to the day-to-day activities of the Company from December 1995 until December 1997. These management and consulting services included personnel costs relating to the use of certain employees of WMA Agency and WMA Management to perform the day-to-day activities of the Company.

                              THE WMA CORPORATION

                   Notes to Consolidated Financial Statements


       For the year ended December 31, 1997, the Company incurred $120,000 of costs for these services. This management agreement was terminated as of December 31, 1997.

       For the first quarter of 1998, employees of WMA Agency performed the Company's administrative functions. The Company paid WMA Agency a monthly payroll allocation based upon the amount of time during which WMA Agency employees provided services to the Company. The Company also received certain other services from WMA Agency, including the funding of certain operating and travel related expenses, as it had in 1997 and 1996. Effective April 1, 1998, the Company entered into a Corporate Services Agreement with WMA Agency pursuant to which WMA Agency provides corporate services and supplies to the Company for a fixed monthly fee of $2,250, adjustable annually. Such services include facilities maintenance, security, human resources, mail services, utilities, postage, telephone and copier expense. The Company incurred $240,708, $57,135 and $69,751 of costs for these services from WMA Agency for the years ended December 31, 1998, 1997 and 1996, respectively. The Company has reimbursed WMA Agency for all such expenditures.

       A portion of amounts paid to WMA Management and to WMA Agency were deferred as policy acquisition costs for expenses associated with the development of the reinsurance agreements. Amounts deferred for the years ended December 31, 1998 and 1997, were $41,129 and $17,914, respectively.

       The Company's officers do not, and are not required to, devote their time exclusively to the business of the Company, nor are they subject to non-competition agreements. As a consequence, they could legally engage in activities which could be adverse to the best interests of the Company, subject to their fiduciary obligations to the Company under applicable corporate law.

       Commission for sales of life insurance and annuity contracts reinsured by the Company are paid to WMA Agency and WMA Sales Associates by the ceding companies. Mr. Humphrey receives direct compensation from WMA Agency and receives virtually no direct compensation from the Company. In addition, since Mr. Humphrey and certain of the directors are also executive officers and employees of companies constituting WMA Agency, the interests of WMA Agency with respect to the commissions received on life insurance sales by WMA Agency from the ceding companies (and indirectly under reinsurance agreements from the Company) may conflict with the interests of the Company in negotiating reinsurance agreements beneficial to the Company.

       On August 2, 1995, WMA Life entered into an agreement with CFM Insurance Managers, Ltd. ("CFM"), a Bermuda corporation providing professional management services to international companies operating in Bermuda. C. Simon Scupham, a director of the Company, is the President of CFM. Pursuant to this agreement, CFM acts as the Principal Representative for WMA Life in Bermuda. This agreement is for an unlimited duration, but may be terminated by either party upon 90 days prior written notice or upon 30 days prior written notice under specified circumstances. During the years ended December 31, 1998, 1997 and 1996, the Company paid to CFM a $60,000 annual fee pursuant to its agreement with the Company.

       In 1995, Mr. Humphrey pledged 500,000 of his shares of the Company's Common Stock in connection with a loan made by Money Services, Inc. to WMA Agency ("Agency Loan"). Money Services, Inc. is a subsidiary of AEGON USA, Inc., as is Western Reserve, for whom the Company provides reinsurance.

                              THE WMA CORPORATION

                   Notes to Consolidated Financial Statements



       Western Reserve underwrites the largest proportion of VUL business sold by WMA Agency, a large percentage of which was reinsured by the Company in 1998 and 1997.

       Part of the loan proceeds were allocated for use by WMA Agency to make loans to certain of its WMA Sales Associates (the "Agent Loans") to acquire shares of common stock in the 1995 offering. As of December 31, 1998, the outstanding principal amount of the Agent Loans was $1,117,451. As security for the Agent Loans, 400,311 WMA Sales Associates' shares of common stock are pledged to WMA Agency. Each pledge is accompanied by an irrevocable proxy which grants to WMA Agency or its nominee the right to exercise, in its sole and absolute discretion, all voting power relating to the pledged shares until all indebtedness owed by the borrower to WMA Agency is no longer outstanding

       The Agency Loan, which was in the initial principal amount of $2,250,000 in 1995, was subsequently consolidated into a WMA Agency line of credit facility and the maximum available amount was increased to $7,750,000. On November 30, 1997, this line of credit facility was increased to an amount of $14,750,000. As advised by WMA Agency, on March 19, 1999 this line of credit was increased to a maximum available amount of $17,750,000. Mr. Humphrey's pledge of his shares of Common Stock is one of the various forms of collateral for this line of credit, which as of March 30, 1999 had an outstanding balance of approximately $17 million. Upon default on this credit line, the lender, Money Services, Inc., would have the right to take title to the pledged shares and to exercise voting control. Amounts outstanding under this line of credit are being amortized over a fifteen year period ending November 1, 2012 with principal and interest payable monthly by WMA Agency. Interest is calculated in arrears based on AEGON USA's cost of its five year senior debt instruments, which is, in turn, based upon five year U.S. Treasury Notes, plus an underwriters override. Interest on the line of credit is adjusted every five years.

(8)    Statutory Restrictions

       WMA Corporation's subsidiary, WMA Life, is a Bermuda-domiciled insurance company, and as such, is subject to the restrictions of the Bermuda Insurance Act of 1978 ("the Insurance Act"). The most significant of these restrictions is that WMA Life must maintain a minimum of $250,000 capital and surplus. In addition, WMA Life must maintain a solvency margin, defined as the excess of statutory assets over statutory liabilities, of at least $250,000. Statutory assets and liabilities refer to those assets and liabilities established in conforming to the requirements of the Insurance Act for the statutory balance sheet. The payment of dividends by WMA Life to the Company is restricted by Bermuda law. WMA Life may not declare or pay a dividend or make a distribution out of contributed surplus if, among other things, there are reasonable grounds for believing that (a) WMA Life is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of WMA Life's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. The amount available for distribution of dividends at December 31, 1998 is $4,799,650. Additionally, the amount available for distribution of dividends must be supported by liquid assets. As of December 31, 1998, WMA Life met this requirement as the amount of invested assets and quoted investments and cash was greater than $4,799,650.

                              THE WMA CORPORATION

                   Notes to Consolidated Financial Statements


(9)    Capital Infusion

       Pursuant to a registration statement filed with the Securities and Exchange Commission, during 1995, the Company sold 500,000 common stock warrants at $1 per warrant entitling the owner to purchase one share of common stock at $10 per share and was authorized to sell up to 1,500,000 shares of common stock ($0.001 par value) for $10 a share. As of December 31, 1996, 1,393,808 shares of common stock had been sold and 411,742 of the common stock warrants had been exercised. During the year ended December 31, 1997, the remaining 88,258 common stock warrants were exercised and an additional 106,192 shares of common stock were sold for $10 a share. During 1997, the Company repurchased 2,200 outstanding shares and 2,000 warrants from individual stockholders under the buy back provisions of the stockholder agreement. The buy back of the warrants was reflected as a return of paid-in capital in the accompanying statement of stockholders' equity and comprehensive income and the repurchase of common shares was recorded as treasury stock at the repurchase price of $10 per share. During 1998, the Company repurchased an additional 2,790 outstanding shares from individual stockholders which was recorded as treasury stock at the repurchase price of $10 per share.

(10)   Commitments and Contingent Liabilities

       From time to time, the Company may be subject to reinsurance-related litigation and arbitration in the normal course of business. Management does not believe that the Company is a party to any such pending litigation or arbitration which would have a material adverse effect on its future operations.

       The Company has obtained letters of credit in favor of unaffiliated insurance companies from which the Company assumes business. The posting of a letter of credit allows the ceding company to take statutory reserve credit for reinsurance ceded which would otherwise not be available as WMA Life is not "authorized" (essentially licensed) by the ceding company's state of domicile. At December 31, 1998, the amount of the outstanding letters of credit was $3,730,000. The letters of credit were issued by the Company's custodian and collateralized by the Company's investments held with the custodian.

       The Company currently leases office space from WMA Agency under a lease agreement which expires in 2008. The agreement requires the Company to pay during the first five years of the lease term an amount equivalent to the rate paid by WMA Agency to its lessor. The rate paid is subject to increase during the last five years of the lease term. Total rent expense for the year ended December 31, 1998 was $18,675. The following is a schedule of future minimum lease payments as of December 31, 1998:


               Year ending December 31,
               ------------------------
                         1999                                $  18,675
                         2000                                   18,675
                         2001                                   18,675
                         2002                                   18,675
                         2003                                   18,675
                      Thereafter                                76,256
                                                             ---------
                                                             $ 169,631
                                                             =========

                              THE WMA CORPORATION

                   Notes to Consolidated Financial Statements



 (11)  Short Term Debt

       During 1998, the Company received short-term debt financing from Money Services, Inc. (MSI). On September 30, 1998, the Company entered into a $10,000,000 line of credit agreement with Money Services, Inc. under which the Company immediately borrowed $5,000,000 to cover its immediate cash needs. During the fourth quarter of 1998, the Company drew down the remaining $5,000,000. Borrowings under this line of credit bear interest at the rate of 8% per annum through March 31, 1999. Effective April 1, 1999, the outstanding interest balance at March 31, 1999 becomes capitalized and the outstanding principal and accrued interest at such time bears interest at the rate of 9% per annum. All outstanding balances of principal and interest under this line of credit become due and payable on August 1, 1999, unless extended by the lender.

       The Company intends to repay the loans outstanding under the line of credit with proceeds of a private sale of common stock to institutional and other accredited investors or through alternative sources of financing. If the stock sale does not occur or sufficient proceeds are not obtained and alternative sources of financing are not obtainable at an acceptable cost, the Company would be unable to repay amounts that it had borrowed from MSI under the line of credit agreement. At the same time, Western Reserve, pursuant to the terms of the line of credit agreement with MSI, would, upon the Company's failure to timely repay loans obtained under the line of credit agreement, have the right, until such loans are paid in full, to (i) recapture business previously ceded to the Company for reinsurance, and (ii) reduce the Company's quota share of new business to be reinsured under reinsurance agreements to a level where the Company's available cash could meet its continuing obligations under the reinsurance agreements, which reduction in quota share percentage could be to zero. In such a case, Western Reserve would no longer be required to cede new policies to the Company for reinsurance under the existing agreements.

       Further, until proceeds from a private sale of common stock to institutional and other accredited investors become available, to meet the Company's continuing obligations to pay reinsurance expense allowances under the coinsurance agreements with Western Reserve, the Company is arranging reinsurance facilities to retrocede its in force and new business. If the Company does not execute such an arrangement during April of 1999, the Company would have the option to negotiate amendments to the coinsurance and modified coinsurance agreements which would reduce its future cash outlays or seek an increase in its line of credit with MSI.

 (12)  Comprehensive Income

       The following table sets forth the amounts of other comprehensive income along with the related tax effects allocated to each component of other comprehensive income for the years ended December 31, 1998, 1997, and 1996:

                               THE WMA CORPORATION

                   Notes to Consolidated Financial Statements




                         Unrealized Gains on Securities

                                                               Before-Tax     Tax (Expense)  Net-of-Tax
                                                                  Amount         Benefit       Amount
                                                               ----------     ------------   -----------
                       1998
       Net unrealized holding gains arising
          during period                                         $ 396,316       (134,747)       261,569
       Less:  reclassification adjustment for
          gains realized in net income                            267,063        (90,801)       176,262
                                                                ---------       --------       --------
       Other comprehensive income                               $ 129,253        (43,946)        85,307
                                                                =========       ========       ========
                      1997

       Net unrealized holding gains arising
          during period                                         $ 429,259       (145,948)       283,311
       Less: reclassification adjustment for
          gains realized in net income                                 --             --             --
                                                                ---------       --------       --------
       Other comprehensive income                               $ 429,259       (145,948)       283,311
                                                                =========       ========       ========

                      1996

       Net unrealized holding losses
          arising during period                                 $(188,614)        64,129       (124,485)
       Less: reclassification adjustment for
          gains realized in net income                              1,752           (596)         1,156
                                                                ---------       --------       --------
       Other comprehensive income                               $(190,366)        64,725       (125,641)
                                                                =========       ========       ========


(13)   Segment Reporting

       The Company has two reportable segments: non-universal life-type agreements and universal life-type agreements.* The reportable segments are determined based on the nature of the reinsurance treaties and the accounting treatment used for the various reinsurance treaties . The Company reinsures variable universal life policies on a monthly renewable term ("MRT") basis. MRT reinsurance involves the reinsurance of mortality risk whereby premiums are not directly related to the premium rates on the original plan of insurance and the ceding company is liable for the total net amount of risk of the policies reinsured. The Company's MRT agreements are accounted for under FAS 60 accounting principles. The Company reinsures variable annuity contracts and variable universal life policies on a coinsurance and modified coinsurance basis. Coinsurance involves the reinsurance of mortality and investment risks on the same basis as that of the underlying policies. The ceding life companies and the Company share in these risks in the same manner. The Company's existing coinsurance agreements are accounted for under FAS 97 accounting principles. Items not directly related to the business segments and unallocated corporate items (i.e. other income, interest expense on corporate debt and unallocated operating expenses) are shown separately, consistent with the company's internal measurement process. Segment assets reported include those assets directly attributable to the reinsurance treaties such as reinsurance balances receivable, deferred acquisition costs, policy loans, prepaid expenses, invested assets, and cash. Invested assets are allocated to

                               THE WMA CORPORATION

                   Notes to Consolidated Financial Statements



        the treaties based upon the letters of credit posted in support of the statutory reserves held which is consistent with the company's internal measurement process.

                                                       Non-
                                                     Universal    Universal
          Year-Ended December 31, 1998               Life-Type    Life-Type    Other       Totals
          ----------------------------               ---------    ---------    -----       ------

        Premiums                                    $7,280,489                            7,280,489
        Reinsured policy revenues                    4,098,371                            4,098,371
        Benefits, claims, and settlement expenses    3,416,315      26,316                3,442,631
        Reinsurance premium allowances, net          1,943,321     974,162                2,917,483
        Amortization of deferred acquisition costs     148,486   1,392,953                1,541,439
                                                    ----------  ----------  ----------   ----------
        Underwriting profit                          1,772,367   1,704,940                3,477,307

        Net investment income                          142,071      75,569     733,461      951,101
        Net realized gains on investments                                      267,063      267,063
        Other expenses                                  18,538     121,371   1,159,344    1,299,253
                                                    ----------  ----------  ----------   ----------
        Segment operating income (loss) before
          tax                                        1,895,900   1,659,138    (158,820)   3,396,218
        Income tax expense (benefit)                   644,606     564,107     (51,852)   1,156,861
                                                    ----------  ----------  ----------   ----------
        Segment net income (loss) after income
          taxes                                     $1,251,294   1,095,031    (106,968)   2,239,357
                                                    ==========  ==========  ==========   ==========

        Segment assets                              $5,526,761  31,774,119   7,580,293   44,881,174
                                                    ==========  ==========  ==========   ==========


                                                       Non-
                                                     Universal    Universal
          Year-Ended December 31, 1997               Life-Type    Life-Type    Other       Totals
          ----------------------------               ---------    ---------    -----       ------

        Premiums                                    $5,217,365                            5,217,365
        Reinsured policy revenues                                  195,124                  195,124
        Benefits, claims, and settlement expenses    2,408,842                            2,408,842
        Reinsurance premium allowances, net          1,491,878      19,980                1,511,858
        Amortization of deferred acquisition costs     (24,397)     88,026                   63,629
                                                    ----------  ----------               ----------
        Underwriting profit                          1,341,042      87,118                1,428,160

        Net investment income                          108,154                 979,311    1,087,465
        Other income                                                           300,000      300,000
        Other expenses                                      --       9,429     470,952      480,381
                                                    ----------  ----------  ----------   ----------
        Segment operating income before tax          1,449,196      77,689     808,359    2,335,244
        Income tax expense                             492,727      26,414     296,602      815,743
                                                    ----------  ----------  ----------   ----------
        Segment net income after income taxes       $  956,469      51,275     511,757    1,519,501
                                                    ==========  ==========  ==========   ==========

        Segment assets                              $4,645,261   2,843,360  17,577,284   25,065,905
                                                    ==========  ==========  ==========   ==========

                               THE WMA CORPORATION

                   Notes to Consolidated Financial Statements

                                                      Non-
                                                    Universal
        Year-Ended December 31, 1996                Life-Type      Other       Totals
        ----------------------------               ----------   ----------   ---------

       Premiums                                    $2,007,391                 2,007,391
       Benefits, claims, and settlement expenses      976,635                   976,635
       Reinsurance premium allowances, net            576,297                   576,297
       Amortization of deferred acquisition costs       6,414                     6,414
                                                   ----------                ----------
       Underwriting profit                            448,045                   448,045

       Net investment income                           44,758      580,125      624,883
       Net realized gains on investments                             1,752        1,752
       Other expenses                                      --      417,520      417,520
                                                   ----------   ----------   ----------
       Segment operating income before tax            492,803      164,357      657,160
       Income tax expense (benefit)                   167,553      (54,745)     112,808
                                                   ----------   ----------   ----------
       Segment net income after income taxes       $  325,250      219,102      544,352
                                                   ==========   ==========   ==========

       Segment assets                              $1,920,028   17,349,691   19,269,719
                                                   ==========   ==========   ==========


       Of the total premiums and reinsured policy revenues above, 89%, 95%, and 100% relates to Western Reserve, for 1998, 1997, and 1996, respectively. Of the total underwriting profit above, 83%, 91%, and 100% relates to Western Reserve, for 1998, 1997, and 1996, respectively.

         The Company estimates that for 1998 approximately 46% of variable universal life premiums and 32% of variable annuity premiums, written through Western Reserve and sold by WMA Agency, originated in California.

       * Non-universal life-type agreements and universal life-type agreements as referenced in FAS 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, paragraphs 44 and 45.

(14)   Year 2000

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The executive officers and directors of the Company as of December 31, 1998 were as follows:


                  Name                             Age                   Position(s)
                  ----                             ---                   -----------
         S. Hubert Humphrey, Jr..............      56     President  and  Director of the Company and  President  of
                                                          WMA Life

         Thomas W. Montgomery................      49     Executive  Vice  President,  Secretary and Director of the
                                                          Company and Vice President of WMA Life

         Edward F. McKernan..................      43     Senior Vice President,  Chief Financial  Officer,  Actuary
                                                          and  Director  of the  Company,  and  Vice  President  and
                                                          Actuary of WMA Life

         C. Simon Scupham....................      45     Director

         Joseph F. Barone....................      62     Director

         The following is certain additional information concerning each of the executive officers and directors of the Company.

         Mr. Humphrey serves as President and Director of the Company and of all of the Company's subsidiaries. Mr. Humphrey is also a Director, President and CEO of WMA Agency, a corporation engaged in business as an insurance agency, which has, for licensing purposes, interests in certain related entities and is associated with persons involved in the marketing and sale of insurance, annuities and other financial services products. Mr. Humphrey also holds various positions with the following companies affiliated with WMA Agency: a Director and President of WMA Management Services, Inc., a corporation engaged in providing executive management services; a Director of WMA Investment Advisors, Inc., a registered investment adviser engaged in providing investment advice to customers; a Director and President of WMA Advisory Services, Inc., a registered investment adviser engaged in providing asset allocation modeling investment advisory services, and the owner of WMA Securities, a securities brokerage firm; and WMA Consumer Services, Inc., a consumer financial services firm.

         Mr. Humphrey has been involved in the financial services field for 19 years. Until November 1, 1991, he was associated as an independent sales contractor with the A. L. Williams Agency, a nationwide financial services company. The A. L. Williams Agency was acquired by Primerica Financial Services, Inc. ("PFS") in 1989. Mr. Humphrey left PFS in November of 1991 to form WMA Agency which began operations on December 1, 1991. Mr. Humphrey was also a Director, President, and owner of Williams, Humphrey & Associates, Inc., an insurance agency, from 1978 until November 25, 1991.

         Mr. Montgomery holds the position of Director and Executive Vice President of the Company and Vice President of all of the Company's subsidiaries. Mr. Montgomery is also an Executive Vice President of WMA Agency; a Director, Vice President and Secretary of WMA Management Services, Inc., a corporation engaged in providing executive management services; a Director of WMA Investment Advisors, Inc., a corporation engaged in providing investment advice to customers; a Director and Vice President of WMA Advisory Services, Inc., a corporation engaged in providing asset allocation modeling investment advisory services; and a Director and President of WMA Consumer Services, Inc., a consumer financial services firm.

         Mr. Montgomery is a certified public accountant, and is a former audit and tax partner in the accounting firms of Richter & Company, P.C. and Davis, Crittenden, Richter & Fletcher, where he worked from 1973 to 1994 after graduation from Norman College and Florida State University. As a certified public accountant, Mr. Montgomery represented Mr. Humphrey and his various business interests including WMA Agency between 1981 and 1994.

         Mr. McKernan became Senior Vice President and Actuary of the Company in April 1996 and was elected a Director of the Company in August 1997. He was named Chief Financial Officer of the Company in December 1997. Mr. McKernan, an actuary, has been a Vice President and Actuary of WMA Life since April 1996. He has also been Senior Vice President and Actuary of World Marketing Alliance, Inc. since April 1996. Immediately prior to joining the Company, Mr. McKernan had been a Senior Manager for three years in the Life Actuarial Consulting Practice of KPMG Peat Marwick LLP. From August 1990 through September 1993, Mr. McKernan was the Marketing Actuary of U.S. Operations for Seaboard Life Insurance Company. Prior to his tenure with this firm, Mr. McKernan was employed by Tillinghast, a Towers Perrin company, as a consultant, which is an international actuarial consulting firm. He is a Fellow of the Society of Actuaries (1988) and a Member of the American Academy of Actuaries
(1985).

         Mr. Scupham was elected a Director of the Company in April 1996. Since 1988, he has been the President of CFM Insurance Managers, Ltd., ("CFM") a Bermuda corporation incorporated in 1988 that provides professional management services to international companies operating in Bermuda. He is a qualified Chartered Accountant (CA) and Associate Fellow of the Institute of Mathematics and its Applications. Mr. Scupham is also President of Mutual Risk Management (Bermuda) Ltd., the parent company of CFM Insurance Managers, Ltd., and Shoreline Mutual Management (Bermuda) Limited. Prior to joining CFM, Mr. Scupham served as the director of Bermuda operations for the Kemper Group.

         Mr. Barone became a Director of the Company in June 1998. Since July 1997, he has been Managing Director - Research of The Firemark Group of Morristown, New Jersey, a private merchant-banking firm. From January 1992 through June 1997, he was associated with Swiss Re Insurance as a Senior Vice President. From 1981 through 1991, he was a Managing Director of Investment Banking for the insurance industry at Bear Stearns & Company, Inc. Mr. Barone is a member of the New York Society of Security Analysts and the Association of Insurance and Financial Analysts. He is a Chartered Financial Analyst.


ITEM 10.  EXECUTIVE COMPENSATION.

                                                                        ANNUAL COMPENSATION
                                                                                                            OTHER ANNUAL
     NAME AND PRINCIPAL POSITION                         YEAR            SALARY          BONUS             COMPENSATION(1)
     ---------------------------                         ----            ------          -----             ---------------
     S. Hubert Humphrey, Jr.                             1998                  0           0                $    240,708
     President and Chief                                 1997                  0           0                     177,135
     Executive Officer                                   1996                  0           0                     188,870

     Thomas W. Montgomery                                1998                  0           0                           0
     Executive Vice President and Secretary              1997                  0           0                           0
                                                         1996                  0           0                           0

     Edward F. McKernan                                  1998            $78,806           0                           0
     Senior Vice President and Actuary                   1997                  0           0                           0
     Chief Financial Officer                             1996                  0           0                           0


(1) Amounts shown represent payments made by the Company to entities controlled by Mr. Humphrey pursuant to written agreements between these entities and the Company. Such payments, while not paid directly to Mr. Humphrey may be deemed to be indirect compensation to Mr. Humphrey.

         For the years reflected in the above table, no direct compensation was awarded to, earned by or paid to any of the directors and executive officers of the Company, except for Mr. McKernan, nor were there any employee agreements. Prior to 1998, the Company has relied upon WMA Agency, WMA Management, and third party providers for all managerial and administrative services. During 1998, the Company employed its own personnel but continues to reimburse WMA Agency for expenses incurred on its behalf. For the year ended December 31, 1998, all of the $240,708 was reimbursed to WMA Agency for expenses paid on the Company's behalf. These expenses related to outside service providers, travel and miscellaneous operating expenses. For 1997 and 1996, such amounts were $57,135 and $69,751, respectively. The remaining balances from the amounts shown in the above table are primarily the result of personnel costs relating to the use of certain employees of WMA Agency and WMA Management Services, Inc. to perform the day-to-day activities of the Company in prior years. During 1998, Messrs. Humphrey, Montgomery and McKernan devoted approximately 2%, 4%, and 50% of their time, respectively to the Company's business, which the Board of Directors deemed appropriate for the Company's business activities.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the beneficial ownership as of December 31, 1998, of those persons, known by the Company to beneficially own more than 5% of its Common Stock. There is presently no public market for shares of the Common Stock. The determination of "beneficial ownership" is made pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "1934 Act"). Such Rule provides that shares shall be deemed to be "beneficially owned" where a person or group has, either solely or in conjunction with others, the power to vote or direct the voting of shares and/or the power to dispose, or to direct the disposition of shares; or where a person or group has the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined. Furthermore, shares not outstanding which are subject to options or warrants are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the persons shown in the tables below.


                      NAME AND ADDRESS OF                                                        PERCENT OF
                      BENEFICIAL OWNER                      NUMBER OF SHARES                       CLASS
                      ----------------                      ----------------                    -----------
                      S. Hubert Humphrey, Jr.                   900,311(1)                           36.1%

                      Richard L. Thawley                        200,000 (2)                           8.0%
                      1110 W. Kettleman Lane, Ste. 240
                      Lodi, CA 95240

                      Monte Holm                                153,500 (3)                           6.2%
                      2004 Calle de Espana
                      Las Vegas, NV 89102
----------------------------------------------------------------------------------------------------------------------------------


(1)Includes 400,311 shares of Common Stock, for which WMA Agency (of which Mr. Humphrey is the principal stockholder) holds proxies of Common Stock obtained in connection with loans made to certain agents of WMA Agency.

(2) Mr. Thawley owns 108,200 shares individually of record. 91,800 shares are owned by an IRA rollover trust for the benefit of Mr. Thawley and his wife.

(3)Mr. Holm owns 3,500 shares individually of record and 40,000 shares jointly of record with his wife. 110,000 shares are held of record by seven trusts created by Mr. Holm and his wife.

Mr. Thawley and Mr. Holm are independent sales associates of WMA Agency.

       The following table sets forth as of December 31, 1998 the amount of Common Stock beneficially owned by the directors and executive officers of the Company as a group.

      NAME AND ADDRESS OF BENEFICIAL OWNER                       NUMBER OF SHARES(1)            PERCENT OF CLASS
      ------------------------------------                       -------------------            ----------------
      S. Hubert Humphrey, Jr.                                          900,311(2)                     36.1%
      Thomas W. Montgomery                                               9,908                         0.4
      Edward F. McKernan                                                 5,000                         0.2
      C. Simon Scupham                                                   None                            0
      Joseph F. Barone                                                   None                            0

      All directors  and executive  officers as a Group (5             915,219                        36.7%
      persons)

----------------------------------------------------------------------------------------------------------------

(1) All shares are owned individually of record unless otherwise indicated below.
(2) Includes 400,311 shares of Common Stock, for which WMA Agency (of which Mr. Humphrey is the principal stockholder) holds voting proxies. Mr. Humphrey has pledged all of the above shares of Common Stock as security for several loans.

Pledge of Shares

       In 1995, Mr. Humphrey pledged 500,000 of his shares of the Company's Common Stock in connection with a loan made by Money Services, Inc. to WMA Agency ("Agency Loan"). Money Services, Inc. is a subsidiary of AEGON USA, Inc., as is Western Reserve, for whom the Company provides reinsurance. (See Item 1. "Description of Business - Reinsurance Relationships".) Western Reserve underwrites the largest proportion of VUL business sold by WMA Agency, a large percentage of which was reinsured by the Company in 1998, 1997, and 1996. (See
Item 6, "Management's Discussion and Analysis or Plan of Operation - Overview".)

         Part of the loan proceeds were allocated for use by WMA Agency to make loans to certain of its WMA Sales Associates (the "Agent Loans") to acquire shares of common stock in the 1995 offering. As of December 31, 1998, the outstanding principal amount of the Agent Loans was $1,117,451. As security for the Agent Loans, 400,311 WMA Sales Associates' shares of common stock are pledged to WMA Agency. Each pledge is accompanied by an irrevocable proxy which grants to WMA Agency or its nominee the right to exercise, in its sole and absolute discretion, all voting power relating to the pledged shares until all indebtedness owed by the borrower to WMA Agency is no longer outstanding.

         The Agency Loan, which was in the initial principal amount of $2,250,000 in 1995, was subsequently consolidated into a WMA Agency line of credit facility and the maximum available amount was increased to $7,750,000. On November 30, 1997, this line of credit facility was increased to an amount of $14,750,000. As advised by WMA Agency, this line of credit was increased on March 19, 1999 to $17,750,000. Mr. Humphrey's pledge of his shares of Common Stock is one of the various forms of collateral for this line of credit, which as of March 30, 1999 had an outstanding balance of approximately $17 million. Upon default on this credit line, the lender, Money Services, Inc., a subsidiary of AEGON USA, Inc., would have the right to take title to the pledged shares and to exercise voting control. This line of credit is being amortized over a fifteen year period ending November 1, 2012 with principal and interest payable monthly by WMA Agency. Interest is calculated in arrears based on AEGON USA's cost of its five year senior debt instruments, which is, in turn, based upon five year U.S. Treasury Notes, plus an underwriters override. Interest on the line of credit is adjusted every five years.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Conflicts of Interest

         Mr. Humphrey, the Company's Chief Executive Officer, is the beneficial owner of approximately 36.1% of the Company's Common Shares outstanding. Mr. Humphrey, together with his wife, Norma P. Humphrey, owns substantially all the outstanding shares of World Marketing Alliance, Inc., and certain affiliated entities constituting WMA Agency which recruit train and supervise the sales force responsible for selling life insurance and annuity contracts reinsured by the Company. In addition, Mr. Humphrey and certain directors and officers of the Company are also employees of WMA Agency. (See Item 9 above.) The Company has and may continue to enter into transactions from time to time with WMA Agency, Mr. Humphrey, other officers or directors of the Company or their affiliates. Such transactions necessarily involve conflicts of interest, and the terms of such transactions may not necessarily be equivalent to the terms of transactions entered into between unrelated parties pursuant to arms length negotiations.

         The Company's officers do not, and are not required to, devote their time exclusively to the business of the Company, nor are they subject to non-competition agreements. As a consequence, they could legally engage in activities which could be adverse to the best interests of the Company, subject to their fiduciary obligations to the Company under applicable corporate law.

         In view of the substantial relationships among the Company, WMA Agency, and Mr. Humphrey, conflicts of interest will exist or arise with respect to existing and future business dealings, including, without limitation: the terms of WMA Agency's selling agreements (including commission arrangements) and the Company's reinsurance relationships with life insurance companies; the relative commitment of time and energy of Mr. Humphrey and the other common executive officers of WMA Agency and the Company; agreements between the Company and WMA Agency; potential acquisitions of properties or businesses; the issuance of additional securities by the Company; the election of the Company's directors; and the payment of dividends by the Company.

         The Company's Board of Directors recently amended the Company's by-laws to require transactions in which a director or executive officer has a direct or indirect material interest to be approved by a majority of the Board of Directors, including two independent and disinterested directors, after full disclosure, or by the vote of the holders of a majority of the shares of Common Stock outstanding. The Company is currently seeking potential candidates to serve as an "independent" director. There can be no assurance that any conflicts of interest will be resolved in favor of the Company.

Conflicts with WMA Agency

         Commissions for sales of life insurance and annuity contracts reinsured by the Company are paid to WMA Agency and WMA Sales Associates by the Ceding Life Companies. Mr. Humphrey and Mr. Montgomery receive direct compensation from WMA Agency and receive virtually no direct compensation from the Company. In addition, Mr. Humphrey, Mr. Montgomery, and certain of the directors of the Company are also executive officers and employees of companies constituting WMA Agency. As a result of such relationships, the interests of WMA Agency, with respect to the commissions received on life insurance sales by WMA Agency from the Ceding Life Companies (and indirectly under coinsurance agreements from the Company), may conflict with the interests of the Company in negotiating reinsurance agreements beneficial to the Company.

Directed Reinsurance Agreement with WMA Agency

         On June 8, 1998, the Company entered into a Directed Reinsurance Agreement with WMA Agency which provides that WMA Agency will use its best efforts to cause any life insurance company with which WMA Agency has selling agreements ("Life Companies") to enter into reinsurance agreements with the Company covering the life insurance products sold through WMA Agency (the "Directed Reinsurance Agreement").

         The Directed Reinsurance Agreement provides that: (i) WMA Agency may not enter into a selling agreement with a Life Company prior to allowing the Company the opportunity to provide the terms and conditions of reinsurance which the Company desires to include in such selling agreement; and (ii) WMA Agency must give the Company 120 days' notice of the termination of any selling agreement with a Life Company or of its intention to discontinue the sale of any life insurance product. As further consideration, the Directed Reinsurance Agreement also provides that whenever the Company offers for sale additional shares of its Common Stock to the public at large, it shall offer no less than 25% of such offering to WMA Sales Associates and other persons designated by WMA Agency in a concurrent offering or otherwise, unless the underwriter of the public offering shall be of the opinion that such directed offering to WMA Sales Associates would substantially impair the underwritten offering, in which event, the percentage of directed shares would be reduced or eliminated as required by the underwriter. The Directed Reinsurance Agreement expires after the earlier of: (a) ten years; (b) material breach by either party; or (c) the occurrence of any circumstances that adversely affects the ability of WMA Agency or the Company to perform its obligations under the agreement.

         The Company believes that this agreement will give it the ability to continue its existing arrangement with the existing Life Companies for at least ten years and provide partial protection against a change in control of WMA Agency during the same period. The agreement also enables the Company to have the opportunity to provide reinsurance to life insurance companies with whom WMA Agency may enter into sales agreements in the future.

Management and Related Services

         The Company had a management agreement through December 31, 1997 with WMA Management, which is owned 100% by Mr. Humphrey, who is its director and President. WMA Management was responsible for the day-to-day activities of the Company. For these services, WMA Management received an annual fee of $120,000 for services rendered in 1997 and $119,119 in 1996. Due to the Company's expected employment of its own personnel in 1998, the management agreement was terminated as of December 31, 1997. During 1998, WMA Management did not provide any such consulting services for the Company.

         For the first quarter of 1998, employees of WMA Agency performed the Company's administrative functions. The Company paid WMA Agency a monthly payroll allocation based upon the amount of time during which WMA Agency employees provided services to the Company. The Company also received other services from WMA Agency, including the funding of certain operating and travel related expenses, as it had in 1997 and 1996.

         Effective April 1, 1998, the Company entered into a Corporate Services Agreement with WMA Agency pursuant to which WMA Agency provides corporate services and supplies to the Company for a fixed monthly fee of $2,250, adjustable annually. Such services include facilities maintenance, security, human resources, mail services, utilities, postage, telephone and copier expense. The Company incurred $240,708, $57,135 and $69,751 of costs for these services from WMA Agency for the years ended December 31, 1998, 1997, and 1996, respectively. The Company has reimbursed WMA Agency for all such expenditures.

Principal Representative Agreement

         On August 2, 1995, WMA Life entered into an agreement with CFM, a Bermuda corporation providing professional management services to international companies operating in Bermuda. C. Simon Scupham, a director of the Company, is the President of CFM. Pursuant to this agreement, CFM acts as the Principal Representative for WMA Life in Bermuda. This agreement is for an unlimited duration, but may be terminated by either party upon 90 days prior written notice or upon 30 days prior written notice under specified circumstances. The Company paid CFM $60,000 in fees during 1998, 1997, and 1996 pursuant to its agreement with the Company.

Lease Agreement with WMA Agency

         Effective February 1, 1998, the Company entered into an agreement with WMA Agency to sublease on a triple net basis, approximately 1,500 square feet of office space for the Company's offices in Duluth, Georgia. The initial term of the sublease is ten years at an annual base rent of $18,675 for the first five years of the lease term, which annual base rent will increase by approximately 13.5% thereafter. A "triple net" lease means that the Company as the subtenant, in addition to being required to pay the stipulated rent, must also pay its proportionate share of the taxes, insurance and common space maintenance cost applicable to the entire building being leased by WMA Agency from AEGON, USA, Inc. ("AEGON").

Pledge of Shares

         The Company's major shareholder, S. Hubert Humphrey, Jr., in 1995 pledged all of his shares of the Company's common stock in connection with a loan made to WMA Agency ("the Agency Loan"). Part of the Agency Loan proceeds were allocated for use by WMA Agency to make loans to certain WMA Sales Associates (the "Agent Loans") to finance 20% of the cost to acquire shares of common stock in the 1995 offering. As of December 31, 1998, the outstanding principal amount of the Agent Loans was $1,117,451. The WMA Sales Associates' shares of common stock are pledged to WMA Agency as security for these Agent Loans. The Agent Loans are payable in 60 equal monthly payments of principal and interest and may not be prepaid. The shares acquired by the WMA Sales Associates are non-transferable during the loan term. Proxies have been executed in favor of WMA Agency for voting such shares of common stock for so long as the Agent Loans are outstanding. By virtue of his ownership of WMA Agency, Mr. Humphrey is considered to be the beneficial owner of the 400,311 shares o and is able to control the proxies relating to them.

         The Agency Loan, which was in the initial principal amount of $2,250,000 in 1995, was subsequently consolidated into a WMA Agency line of credit facility, and the maximum available was increased to $7,750,000. On November 30, 1997, this line of credit facility was increased to an amount of $14,750,000. As advised by WMA Agency, on March 19, 1999, this line of credit was increased to a maximum available amount of $17,750,000. Mr. Humphrey's pledge of his shares of Common Stock is one of the various forms of collateral for this line of credit, which as of March 30, 1999 had an outstanding balance of approximately $17 million. Upon default on this credit line, the lender, Money Services, Inc., would have the right to take title to the pledged shares and to exercise voting control. This line of credit is being amortized over a fifteen year period ending November 1, 2012 with principal and interest payable monthly. Interest is calculated in arrears based on AEGON's cost of its five year senior debt instruments, which is, in turn, based upon five year U.S. Treasury Notes, plus an underwriters override. Interest on the line of credit is adjusted every five years.

Future Conflicts of Interest

         The Company has in the past and may from time to time in the future enter into other transactions with WMA Agency and other affiliates of its directors and officers, provided that the terms thereof are, in the view of the Board of Directors, no less favorable to the Company than could be obtained from a third party.

Lack of Separate Legal Representation

         During 1998, counsel for the Company, Merritt & Tenney, LLP, of Atlanta, Georgia, also represented WMA Agency, WMA Securities and Mr. Humphrey. Should a conflict of interest result from this lack of separate legal representation, the independent and disinterested directors shall select independent counsel to represent the Company and to advise the Company with respect to the conflict of interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

No reports were required to be filed on Form 8-K.


        Exhibit
        Number       Description of Exhibit
        -------      ----------------------

         3.1      Articles of Incorporation (1)

         3.1.1 Amendment to Articles of Incorporation changing name of Company to "The WMA Corporation" (2)

         3.2      Bylaws (1)

         3.2.1    Amendment to By-Laws re Related Party Transactions (3)

         10.1 Automatic Variable Annuity Reinsurance Agreement between Western Reserve Life Assurance Company of Ohio and WMA Life Insurance Company Limited effective January 1, 1998 (4)

         10.2 Sublease Agreement between World Marketing Alliance, Inc. and The WMA Corporation dated January 21, 1998 (5)

         10.3 Corporate Services Agreement with World Marketing Alliance, Inc. and The WMA Corporation dated April 1, 1998 (4)

         10.4 Automatic Variable Universal Life Reinsurance Agreement between Western Reserve Life Assurance Company of Ohio and WMA Life Insurance Company Limited effective April 1, 1998 (4)

         10.5 Directed Reinsurance Agreement between WMA Life Insurance Company Limited and World Marketing Alliance, Inc. dated June 8, 1998 (6)

         10.6 Revolving Line of Credit Loan Agreement between The WMA Corporation and Money Services, Inc. dated September 30, 1998
                  (6)

         10.7 Revolving Line of Credit Promissory Note issued by The WMA Corporation on September 30, 1998 to Money Services, Inc. in the principal sum of $10,000,000 (6)

         27.1     Financial Data Schedule (Attached) (for SEC use only)

FOOTNOTES TO PRECEDING PAGE:

(1) Filed on June 28, 1995 as part of the Registration Statement and incorporated herein by reference pursuant to Rule 12b-32.

(2) Filed on May 15, 1998 as an Exhibit to Form 10-QSB for the period ended March 31, 1998 and incorporated herein by reference pursuant to Rule 12b-32.

(3) Filed on June 9, 1998 as an Exhibit to the Registration Statement and incorporated herein by reference pursuant to Rule 12b-32.

(4) Filed on August 20, 1998 as an Exhibit to Form 10-QSB for the period ended June 30, 1998 and incorporated herein by reference pursuant to Rule 12b-32.

(5) Filed on October 1, 1998 as an Exhibit to Amended Form 10-KSB/A for the fiscal year ended December 31, 1997 and incorporated herein by reference pursuant to Rule 12b-32.

(6) Filed on November 16, 1998 as an Exhibit to Form 10-QSB for the period ended September 30, 1998 and incorporated herein by reference pursuant to Rule 12b-32.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)      The WMA Corporation
            -------------------------------------------------------------------
By (Signature and Title)   /s/  S. Hubert Humphrey, Jr.
                        -------------------------------------------------------
                             S. Hubert Humphrey Jr., President and Director

Date:    March 31, 1999

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)   /s/  S. Hubert Humphrey, Jr.
                        -------------------------------------------------------
                             S. Hubert Humphrey Jr., President and Director

Date:    March 31, 1999

By (Signature and Title)   /s/  Thomas W. Montgomery
                        -------------------------------------------------------
                             Thomas W. Montgomery, Executive Vice President, Secretary and Director

Date:    March 31, 1999

By (Signature and Title)   /s/  Edward F. McKernan
                        -------------------------------------------------------
                              Edward F. McKernan, Senior Vice President, Chief
                               Financial Officer, Actuary and Director

Date:    March 31, 1999