Form 10QSB
period 1999-03-31
WMA CORP
filed 1999-05-17
CIK 947716

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

         As of March 31, 1999, there were 2,495,010 shares of common stock (.001 par value) outstanding.

         Transitional Small Business Disclosure Format (Check one): Yes No X

                               TABLE OF CONTENTS

                                     PART I

                                                                                                    PAGE NO.
                                                                                                    --------
ITEM 1       Financial Statements                                                                      3
ITEM 2       Management's Discussion and Analysis or Plan of Operation                                 8

                                 PART II

ITEM 1       Legal Proceedings                                                                        19
ITEM 2       Changes in Securities                                                                    19
ITEM 3       Defaults Upon Senior Securities                                                          19
ITEM 4       Submission of Matters to a Vote of Security Holders                                      19
ITEM 5       Other Information                                                                        19
ITEM 6       Exhibits and Reports on Form 8-K                                                         21


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                              THE WMA CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                    MARCH 31,         DECEMBER 31,
                                  ASSETS                                               1999               1998
                                                                                   ------------       ------------
Fixed maturity securities - available for sale (amortized cost of
  $9,359,325 and $9,501,564 for 1999 and 1998, respectively)                       $  9,559,187       $  9,869,679
                                                                                   ------------       ------------
     Total investments                                                                9,559,187       $  9,869,679
Cash and cash equivalents                                                             1,534,632          6,617,710
Investment income due and accrued                                                       134,790            136,196
Reinsurance balances receivable                                                         299,454            101,034
Deferred acquisition costs                                                           36,513,351         27,537,866
Deferred organization costs (net of accumulated amortization of
  $186,869 and $98,565 for 1999 and 1998, respectively)                                      --             88,304
Prepaid expenses                                                                        207,389            216,746
Due from World Marketing Alliance, Inc.                                                     339              3,507
Fixed assets (net of accumulated depreciation of $18,584 and $7,649
  for 1999 and 1998, respectively)                                                      113,885             84,820
Other assets                                                                            261,408            225,312
                                                                                   ------------       ------------
     Total assets                                                                  $ 48,624,435       $ 44,881,174
                                                                                   ============       ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Future policy benefits                                                           $  3,104,294       $  2,624,020
  Reinsurance balances payable                                                        7,385,665          5,425,467
  Accrued expenses                                                                      132,986            105,854
  Accrued interest payable                                                              303,562            101,099
  Accounts payable                                                                       76,797             70,376
  Due to World Marketing Alliance, Inc.                                                   3,851                 --
  Short term debt                                                                    10,000,000         10,000,000
  Deferred tax liability                                                              2,544,228          2,181,219
                                                                                   ------------       ------------
     Total liabilities                                                               23,551,383         20,508,035
                                                                                   ------------       ------------

Stockholders' equity:
  Common stock, par value $.001, 10,000,000 authorized
    2,500,000 shares issued in 1999 and 1998                                              2,500              2,500
  Additional paid-in capital                                                         20,228,973         20,228,973
  Accumulated other comprehensive income                                                132,083            242,977
  Retained earnings                                                                   4,759,396          3,948,589
 Treasury stock, at cost (4,990 shares for 1999 and 1998)                               (49,900)           (49,900)
                                                                                   ------------       ------------
     Total stockholders' equity                                                      25,073,052         24,373,139
                                                                                   ------------       ------------

     Total liabilities and stockholders' equity                                    $ 48,624,435       $ 44,881,174
                                                                                   ============       ============


See accompanying notes to consolidated financial statements.

                              THE WMA CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                      1999                1998
                                                                                   ------------       ------------

Revenues:
  Premiums                                                                         $  2,036,357       $  1,728,837
  Reinsured policy revenues                                                           2,621,867            158,957
  Net investment income                                                                 156,719            246,402
  Net realized gains on investments                                                          --              3,799
                                                                                   ------------       ------------
     Total revenue                                                                    4,814,943          2,137,995
                                                                                   ------------       ------------
Benefits and expenses:
  Benefits, claims and settlement expenses                                            1,128,267            857,489
  Change in future policy benefits                                                       74,794             17,928
  Reinsurance premium allowances, net                                                   872,604            472,505
  Amortization of deferred acquisition costs                                          1,014,292            124,573
  Professional fees and other expenses                                                  279,762            120,330
  Interest expense                                                                      202,463                 --
  Consulting fees to World Marketing Alliance, Inc.                                      11,552             69,265
                                                                                   ------------       ------------
     Total benefits and expenses                                                      3,583,734          1,662,090
                                                                                   ------------       ------------
     Income before income taxes                                                       1,231,209            475,905
Income tax expense                                                                     (420,401)          (162,339)
                                                                                   ------------       ------------
     Net income                                                                    $    810,808       $    313,566
                                                                                   ============       ============

Basic and diluted income per share                                                 $       0.32       $       0.13
                                                                                   ============       ============

Weighted-average common shares outstanding                                            2,495,010          2,497,452
                                                                                   ============       ============



See accompanying notes to consolidated financial statements.

                              THE WMA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,

                                                                                      1999                1998
                                                                                   ------------       ------------
Cash flows from operating activities:
  Net income                                                                       $    810,808       $    313,566
  Adjustments to reconcile net income to cash provided by (used in)
     operating activities:
    Amortization and depreciation                                                     1,113,530            133,682
    Deferred tax expense                                                                420,401            162,339
    Net realized gains on investments                                                        --             (3,799)
    Change in:
      Investment income due and accrued                                                   1,406             (1,786)
      Reinsurance receivables                                                          (198,420)           183,524
      Deferred acquisition costs                                                     (9,989,777)        (2,179,941)
      Prepaid expenses                                                                    9,357           (274,523)
      Due from World Marketing Alliance, Inc.                                             3,168                 --
      Other assets                                                                      (36,096)            (8,816)
      Future policy benefits                                                            480,274            204,982
      Reinsurance balances payable                                                    1,960,198            962,093
      Accrued expenses                                                                   27,132            (23,735)
      Accounts payable                                                                    6,421            295,812
      Accrued interest payable                                                          202,463                 --
      Due to World Marketing Alliance, Inc.                                               3,851             76,586
                                                                                   ------------       ------------
          Net cash used in operating activities                                      (5,185,284)          (156,217)
                                                                                   ------------       ------------
Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities                                  142,206            698,729
  Purchase of fixed assets                                                              (40,000)                --
                                                                                   ------------       ------------
          Net cash provided by investing activities                                     102,206            698,729
                                                                                   ------------       ------------
Cash flows from financing activities:
  Purchase of treasury stock                                                                 --            (20,900)
                                                                                   ------------       ------------
          Net cash used in financing activities                                              --            (20,900)
                                                                                   ------------       ------------
          Net (decrease) increase in cash and cash equivalents                       (5,083,078)           521,612
Cash and cash equivalents at beginning of period                                      6,617,710          1,469,663
                                                                                   ------------       ------------
Cash and cash equivalents at end of period                                         $  1,534,632       $  1,991,275
                                                                                   ============       ============
Supplemental disclosure of cash flow information:
          Interest paid                                                            $         --       $         --
                                                                                   ============       ============
          Income taxes paid                                                        $         --       $         --
                                                                                   ============       ============


See accompanying notes to consolidated financial statements.

                              THE WMA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

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

(2) DEFERRED TAX

         Deferred income tax liabilities and related expenses are determined in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No.
109) using an effective federal tax rate of 34%. SFAS No. 109 specifically excludes recognition of the "small life insurance company deduction" available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction, for which management believes the Company will qualify for a number of years, can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on the Company's earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No. 109, at March 31, 1999.

(3) COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130) establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is unrealized gains on securities. Total comprehensive income for the three months ended March 31, 1999 was $699,914 compared to $394,108 for the three months ended March 31, 1998.

(4) ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. The provisions of SFAS No. 133 are effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, the Company does not believe such provisions will have a significant impact on the financial statements upon adoption.

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

         In April 1998, the AcSEC also issued SOP 98-5, Reporting on the Costs of Start-Up Activities. This SOP provides guidance regarding the capitalization and expense treatment of start-up activities, including organization costs. This SOP is effective for 1999, with any impact upon adoption recorded at the beginning of the fiscal year in which the SOP is initially adopted. The Company adopted SOP 98-5 effective January 1, 1999 and as a result, wrote off all remaining deferred organization costs.

(5) RECLASSIFICATION

         The Company has reclassified the presentation of certain 1998 information to conform to the 1999 presentation.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

          The WMA Corporation ("the Company") is a holding company that owns all of the outstanding capital stock of WMA Life Insurance Company Limited ("WMA Life"), a Bermuda life insurance corporation. WMA Life Holding, Ltd., a non-operating Bermuda subsidiary of the Company was dissolved during the first quarter of 1999. WMA Life began reinsurance operations at the end of the second quarter of 1996. WMA Life presently provides reinsurance to certain life insurance companies ("Ceding Life Companies") with respect to variable universal life ("VUL") and variable annuity policies sold through World Marketing Alliance, Inc., a Georgia corporation which operates a multi-product independent insurance agency. World Marketing Alliance, Inc., and certain entities and persons, with which it is associated primarily for licensing purposes, are referred to herein as "WMA Agency", unless the context indicates otherwise. Where securities licenses are required for the sale of variable annuity and VUL products, such licenses are obtained through WMA Securities, Inc. ("WMA Securities"), under a dual licensing arrangement with WMA Agency. S. Hubert Humphrey, Jr. ("Mr. Humphrey") owns substantially all of WMA Agency and all of WMA Securities. Mr. Humphrey also beneficially owns approximately 36.1% of the Company's Common Stock.

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

          The following tables show, by Ceding Life Company, the percentage of WMA Agency business reinsured by the Company.

                         Life Insurance Applications (1)

         Ceding Life Company                                            3/31/99         1998           1997
         Western Reserve Life Assurance Company of Ohio ("Western           80%          81%            85%
         Reserve")
         American Skandia Life Assurance Corporation ("American            N/A           N/A            N/A
         Skandia")
         Kemper Investors Life Insurance Company ("Kemper")                  4            4              2
         Total Subject to Reinsurance                                       84%          85%            87%
                                                                           ---          ---            ---
         Total Not Subject to Reinsurance                                   16           15             13
                                                                           ---          ---            ---
         Total Applications Submitted                                      100%         100%           100%

                            Annuity Applications (1)

         Ceding Life Company                                            3/31/99          1998          1997
         Western Reserve                                                    58%          44%             0%
         American Skandia                                                   12           16             13
         Kemper                                                            N/A          N/A            N/A
                                                                           ---          ---            ---
         Total Subject to Reinsurance                                       70%          60%            13%
         Total Not Subject to Reinsurance                                   30           40             87
                                                                           ---          ---            ---
         Total Applications Submitted                                      100%         100%           100%

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

          Under a reinsurance agreement, the economic consequences of certain insurance risks are transferred from the ceding company to the reinsurer. Depending upon the type of reinsurance agreement, these risks may include: mortality, persistency, expense, and investment. Key considerations in evaluating the risks include: industry experience, the ceding company's pricing and assumptions, the type of product, the Ceding Life Company's underwriting practices and procedures, the type of distribution system, the ceding company's recent experience, and the market for the product.

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

          At March 31, 1999, WMA Life's reinsurance inforce on life insurance policies, including riders, constituted 224,005 policies with an aggregate reinsured amount of $6.71 billion. This is an increase of 15,684 life insurance policies and riders or 8% and $590 million of inforce face amount, or 10% from December 31, 1998. As of March 31, 1999, WMA Life had reinsurance inforce with respect to variable annuities for 12,793 policies with reinsured annuity contract benefits of $201 million. This is an increase of 2,765 annuity policies or 28% and $43 million of annuity contract benefits or 27% from December 31, 1998.

          The following table indicates the percentage of WMA Life's reinsurance revenues derived from the Ceding Life Companies:

           Ceding Life Company                 3/31/99                 1998                1997
           Western Reserve                         88%                  89%                 95%
           American Skandia                          9                    9                   4
           Kemper                                    3                    2                   1
                                                   ---                  ---                 ---
           Total                                   100%                 100%                100%


MRT REINSURANCE

         WMA Life's reinsurance indemnity agreements include two Monthly Renewal Term ("MRT") agreements relating to VUL policies. MRT reinsurance is a variation of Yearly Renewable Term Insurance. The reinsurance of the VUL policies includes business previously and currently being sold through WMA Agency and issued by Western Reserve and Kemper. Under the MRT reinsurance agreements, WMA Life assumes a portion of the mortality risk related to the VUL policies written by Western Reserve and Kemper. WMA Life ceased reinsuring Financial Freedom Builder VUL policies sold after March 31, 1998 on a MRT basis and commencing April 1, 1998, began reinsuring on a coinsurance and modified coinsurance basis with Western Reserve all Financial Freedom Builder VUL policies sold through WMA Agency. (See discussion under "Coinsurance and Modified Coinsurance" below.) The Company will continue to reinsure, in accordance with the terms of the MRT reinsurance agreement with Western Reserve, all Financial Freedom Builder VUL policies issued prior to April 1, 1998 as long as those policies continue to remain in force. Financial activity regarding the MRT agreements is settled on a monthly basis.

COINSURANCE AND MODIFIED COINSURANCE

          Under a coinsurance arrangement, WMA Life assumes a proportionate share of the risks and expenses and receives a proportionate share of the premiums and revenues from the underlying policies. The assumed risks include mortality, lapses, cash surrenders and investment risk. Additionally, under coinsurance WMA Life must establish a proportionate share of the policy reserves. Modified coinsurance ("ModCo") is a variation of coinsurance. ModCo is similar to coinsurance except that reserves and assets related to the reserves that would otherwise be recorded and held by the Company are retained by the Ceding Life Company. ModCo is used primarily for products that develop cash values, which allows the Ceding Life Company to retain the associated assets for investment purposes. Under coinsurance and modified coinsurance, the mortality, persistency, and investment risks are reinsured on the same plan as that of the original policy. The Ceding Life Companies and the Company share in these risks in the same manner.

          WMA Life has a modified coinsurance agreement with American Skandia and a coinsurance and modified agreement with Western Reserve providing for the reinsurance of a portion of certain variable annuity policies sold through WMA Agency. WMA Life also has a coinsurance and modified coinsurance agreement with Western Reserve reinsuring a portion of certain VUL policies sold through WMA Agency. Financial activity under the American Skandia agreement is settled on a monthly basis. Financial activity under these Western Reserve agreements is settled on a quarterly basis or as otherwise discussed below.

          Effective January 1, 1998, WMA Life commenced reinsurance on a coinsurance and modified coinsurance basis with Western Reserve a portion of all Freedom Wealth Creator variable annuity policies sold through WMA Agency. This agreement enables the Company to participate in revenues arising principally from mortality and expenses charges, sales charges associated with surrenders, credited interest rate spreads, administrative charges, and asset based allowances.

          Commencing April 1, 1998, WMA Life began reinsuring on a coinsurance and modified coinsurance basis with Western Reserve a portion of all Financial Freedom Builder VUL policies sold through WMA Agency. This agreement enables the Company to participate in revenues arising principally from mortality and expenses charges, cost of insurance charges, sales charges associated with surrenders, credited interest rate spreads, administrative charges, and asset based allowances. Effective January 1, 1999, with regard to policies issued during 1999, the Company reached an agreement in principle with Western Reserve to defer financial settlements under this agreement until December 31, 1999. If the Company does not settle on or before December 31, 1999, Western Reserve will have the option to recapture the reinsurance placed with WMA Life on the policies issued during 1999, at which time the deferred reinsurance settlements otherwise due Western Reserve will be extinguished. In addition to the existing terms of the agreement, a reinsurance fee of 9% per annum will accrue on the deferred reinsurance settlement balance beginning April 1, 1999. The deferred reinsurance settlement balance with regard to policies issued during the first quarter of 1999 is approximately $3 million. With regard to policies issued during 1998, financial activity will continue to be settled on a quarterly basis.

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

          WMA Life also defers costs that vary with and are directly associated with the acquisition of the reinsured policies. These costs include actuarial, legal and accounting fees, and salaries and expenses incurred directly by WMA Life and reinsurance commission and expense allowances paid to the Ceding Life Companies in accordance with the reinsurance agreements. These expenses are deferred to the extent that such costs are deemed recoverable from future policy revenues in accordance with Generally Accepted Accounting Principles ("GAAP") and are recorded as deferred acquisition costs on the balance sheet. Deferred acquisition costs increased $8.98 million, or 33%, during the first three months of 1999 to $36.51 million at March 31, 1999.

          Deferred acquisition costs are amortized over the lives of the underlying policies (with regard to the terms of the reinsurance agreement). Under the MRT agreements, the amortization is in proportion to the ratio of premiums collected during the then current period to total anticipated premiums. The rate of amortization is based upon methods that include assumptions, such as estimates of expected investment yields, mortality, persistency and expenses applicable at the time the policies are reinsured. The assumptions include provision for risk of adverse deviation. Original assumptions continue to be used in subsequent accounting periods to determine changes in the deferred acquisition costs unless a premium deficiency exists. (A premium deficiency is recognized if the sum of expected claim costs, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums. A premium deficiency is first recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency is greater than unamortized acquisition costs, a liability shall be accrued for the excess deficiency.) Although the Company is reinsuring on a coinsurance and modified coinsurance basis with Western Reserve a portion of all Financial Freedom Builder VUL policies previously reinsured on a MRT basis, policies issued prior to April 1, 1998 will continue to be reinsured in accordance with the MRT reinsurance agreement with Western Reserve. These changes did not result in premium deficiency.

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

          Life insurance claims settled, claims reported and changes in estimates of claims incurred but not reported related to reinsured VUL policies are recorded as Benefits, claims and settlement expenses in the Consolidated Financial Statements. The change in the liability for future policy benefits is recorded separately as Change in future policy benefits in the Consolidated Financial Statements.

         The liability for future policy benefits was $3.10 million at March 31, 1999 in comparison to $2.62 million at December 31, 1998, an increase of $480,000 or 18%. The liability at March 31, 1999 is comprised of two components: the liabilities related to the coinsurance of variable annuity and VUL policyholder obligations and liabilities under the Company's MRT reinsurance agreements. The liability, with regard to the MRT reinsurance, which represents the present value of future benefits to be paid and related expenses, less the present value of future net premiums (that portion of the premium required to provide for all benefits and expenses), is estimated using the same methods and assumptions used to amortize the deferred acquisition costs under the MRT agreements. Changes in the liability for future policy benefits that result from the Company's periodic estimation for financial reporting purposes are recognized in income in the period in which the change occurs. The liability for the fixed account portion of the Western Reserve variable annuity and VUL coinsurance agreements is equal to reinsured policy account balances. To date, management believes the assumptions used regarding its liability for future policy benefits are appropriate for its circumstances.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998.

         Revenues. The Company's revenues increased by $2.67 million, or 125%, to $4.81 million for the three months ended March 31, 1999 from $2.14 million for the same period in 1998. The increase was primarily attributable to the coinsurance and modified coinsurance agreements WMA Life entered into with American Skandia during 1997 and with Western Reserve in 1998. Further, a revenue increase of $308,000 was attributable to the growth in premiums associated with the Western Reserve and Kemper MRT agreements.

         Premiums. Premiums increased by $308,000, or 18%, to $2.04 million for the three months ended March 31, 1999 from $1.73 million for the same period in 1998. The increase was attributable primarily to the growth in premiums associated with a MRT reinsurance agreement WMA Life entered into with Western Reserve during the second quarter of 1996, and to a much lesser extent to a MRT agreement executed during the fourth quarter of 1996 with Kemper. Policies and riders reinsured on a MRT basis decreased by 12,114, or 7%, to 155,090 at March 31, 1999 from 167,204 at March 31, 1998. The decrease in policies in force on a MRT basis was due to the discontinuation of Western Reserve's Financial Freedom Builder VUL policies reinsured on a MRT basis after March 31, 1998 and the lapsing of in force policies. Management expects the MRT in force business to continue to decline as policyholders terminate their policies either as a result of surrender or premium lapse. Premium increases are attributable to the increasing duration of policies inforce, because premiums increase with the advancing age of the insureds.

         Reinsured Policy Revenues. Reinsured policy revenues increased by $2.46 million, to $2.62 million for the three months ended March 31, 1999 from $159,000 for the same period in 1998. Reinsured policy revenues for the three months ended March 31, 1998, were related to the American Skandia and Western Reserve variable annuity agreements. Of the $2.62 million Reinsured policy revenues at March 31, 1999, $765,000 was attributable to the variable annuity agreements with American Skandia and Western Reserve, and $1.86 million was attributable to the VUL coinsurance and modified coinsurance agreement WMA Life entered into with Western Reserve beginning April 1, 1998. These revenues reflect policy cost of insurance charges, mortality and expense charges, policy administration charges, asset based allowances and deferred sales charges under the coinsurance and modified coinsurance agreements, as they relate to universal life-type contracts.

         Net Investment Income and Net Realized Gains on Investments. Net investment income decreased by $89,000, or 36%, to $157,000 for the three months ended March 31, 1999 from $246,000 for the same period in 1998. Investment income is earned from the investment in securities (fixed income and equity) and cash equivalents. Investment expenses of $18,000 and $17,000 for 1999 and 1998, respectively, related to investment advisor fees and custodial fees, were netted with gross investment income excluding realized gains and losses. The decrease in net investment income was primarily due to the reduction in total investments resulting from the sale of fixed income securities in order to pay the Ceding Life Companies for reinsurance expense allowances and benefits. The principal components of these payments are attributable to the Western Reserve VUL coinsurance and modified coinsurance agreement. The sale of fixed income and equity securities in the first quarter of 1998 resulted in $4,000 of Net realized gains on investments. No gains or losses were realized on sales of investment securities in the first quarter of 1999.

         Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses increased by $271,000, or 32%, to $1.13 million for the three months ended March 31, 1999, from $857,000 for the same period in 1998. This increase primarily resulted from an increase in volume of in force business. The amount of business in force at March 31, 1999 was $6.71 billion as compared to $4.66 billion at March 31, 1998, which represented a $2.05 billion, or 44% increase.

         The Company's profitability, in part, depends on the volume and amount of death claims incurred. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to fluctuation from quarter to quarter and year to year. Claims paid plus those incurred during the first quarter of 1999 were approximately 15% greater than otherwise expected based upon prior claims activity.

         A retrocession pool agreement was entered into simultaneously with the reinsurance of the Western Reserve VUL business on a coinsurance and modified coinsurance basis. Under the retrocession pool agreement, WMA Life retrocedes portions of the mortality risk in excess of its retention limit. Standard mortality risks in excess of $100,000 per life are retroceded to pool participants. The retrocession agreement serves to reduce the impact of severe fluctuations in death claims from quarter to quarter and year to year.

         Changes in Future Policy Benefits. The change in future policy benefits increased by $57,000 to $75,000 for the three months ended March 31, 1999, from $18,000 for the same period in 1998. The increase is attributable to the increasing duration of policies in force that are reinsured on a MRT basis and unearned cost of insurance charges on the VUL business reinsured on a coinsurance and modified coinsurance basis. The liability for future policy benefits increased by $1.60 million, or 107%, to $3.10 million at March 31, 1999 from $1.50 million at March 31, 1998.

         Reinsurance Premium Allowances, Net. Net reinsurance premium allowances increased by $400,000, or 85%, to $873,000 for the three months ended March 31, 1999 from $473,000 for the same period in 1998. Gross reinsurance premium allowances represent a portion of reinsurance premiums paid or allowed by WMA Life to the Ceding Life Companies for each policy reinsured. A certain portion of the gross reinsurance allowances, with regard to the production of new business was related to the Company's share of commissions, underwriting costs and other expenses from the production of new business incurred by the Ceding Life Companies on the business reinsured. These amounts have been deferred to the extent that such costs are deemed recoverable from future policy revenue in accordance with GAAP. The balance of those amounts not deferred are reflected as net reinsurance premium allowances and are often a level percentage of individual policy revenues (e.g., renewal reinsurance allowances). Similar to the increase in revenues, the increase in net reinsurance premium allowances was due to an increase in the MRT premiums in force and placement of the variable annuity and the VUL business reinsured on a coinsurance and modified coinsurance basis.

          Amortization of Deferred Acquisition Costs, Net. Amortization of deferred acquisition costs increased by $890,000, or 712%, to $1.01 million for the three months ended March 31, 1999 from $125,000 for the same period in 1998. The increase in amortization of deferred acquisition costs was attributable to increased revenues, primarily reinsured policy revenues, associated with business reinsured and with the placement of new business.

          The deferred acquisition cost balance is equal to the prior period deferred acquisition cost balance, plus interest and acquisition costs capitalized, less amortization as a function of premium and reinsured policy revenues. Amortization of deferred acquisition costs is equal to amortization as a function of revenue, less interest capitalized. In the early months of a reinsurance agreement, interest capitalized can be a significant offset to the amortization of deferred acquisition costs. As each block of reinsured policies ages under the reinsurance agreements, amortization as a function of premium and reinsured policy revenues will continue to exceed interest capitalized.

          The increase in policy acquisition costs, consisting primarily of commission and reinsurance expense allowances, under the VUL coinsurance and modified coinsurance agreement as compared to that under the MRT agreement is largely attributable to the relative differences in the gross premiums paid under each agreement, respectively. First year gross premiums paid were $6.97 million under the VUL coinsurance agreement for the three month period ending March 31, 1999 as compared to $224,000 for the first year MRT reinsurance premiums paid for the same period.

          Professional Fees and Other Expenses. Professional fees and other expenses increased by $160,000, or 133%, to $280,000 for the three months ended March 31, 1999 from $120,000 for the same period in 1998. Expenses for each period include professional fees for legal, actuarial and accounting expenses incurred, operating expenses and other miscellaneous expenses. Salary expenses are included in the first quarter of 1999 but not in 1998 due to the Company's utilization of WMA Agency's employees for administrative functions in 1998. (See discussion below.) The increase in professional fees and other expenses is also due to the remaining deferred organization costs of $88,000 being amortized in the first quarter of 1999. This write-off was recorded in accordance with the adoption of SOP 98-5 as discussed in the Notes to Consolidated Financial Statements. Additionally, a loss of approximately $5,000 was incurred due to the dissolution of WMA Life Holding, Ltd.

          Consulting Fees to World Marketing Alliance, Inc. Consulting fees to World Marketing Alliance, Inc. decreased by $58,000, or 83%, to $11,000 for the three month period ended March 31, 1999 from $69,000 for the same period in 1998. Consulting fees to WMA Agency consist of the funding of certain operating and travel related expenses for the Company. During the first quarter of 1998, WMA Agency employees performed the Company's administrative functions until the Company completed the hiring of its employees. The Company paid WMA Agency a monthly payroll allocation based upon the amount of time during which WMA Agency employees provided services to the Company. The Company incurred $52,000 in salaries and related expenses during this period in 1998.

          The Company has a Sublease Agreement with WMA Agency, pursuant to which the Company pays annual rent of $18,675 to WMA Agency for 1,500 square feet of office space. The Company also has a Corporate Services Agreement with WMA Agency pursuant to which WMA Agency provides corporate services to the Company for a fixed monthly fee of $2,250, adjusted annually.

          Interest Expense. Interest expense increased by $202,000 due to the interest incurred on the short-term financing received from Money Services,
Inc. (as discussed below).

          Income Taxes. Income taxes increased by $258,000 to $420,000 for the three months ended March 31, 1999 from $162,000 for the same period in 1998 due to higher income before income taxes. The Company's effective tax rate was 34% in 1999 and 1998.

          Net Income. As a result of the foregoing, net income for the three-month period ended March 31, 1999, was $811,000 compared to $314,000 for the three-month period ended March 31, 1998, an increase of $497,000 or 158%.

LIQUIDITY AND CAPITAL RESOURCES

          The principal source of the Company's cash flow have been premiums received from Ceding Life Companies, investment income, maturing investments and proceeds from sales of invested assets, issuance of the Company's Common Stock and short term financing. Premiums are generally received in advance of related claims payments. In addition to the need for cash flow to meet operating expenses, the liquidity requirements of the Company relate primarily to the payment of gross reinsurance allowances, operating expenses, investment purchases, and reinsurance claims.

          As a result of the coinsurance and modified coinsurance agreements with Western Reserve, the Company requires substantially greater amounts of cash to make payments to Western Reserve than it has been required to make under its MRT agreement. Under the MRT reinsurance agreements, premiums vary in proportion to the expected mortality claims reinsured. The Company's cash inflows under the MRT agreements equal premiums for the mortality risk reinsured. The Company's cash outflows equal reinsurance expense allowances and death benefit claims. The reinsurance expense allowances represent the Company's share of acquisition and maintenance expenses incurred by the Ceding Life Company that are attributable to the risks reinsured. With respect to the first policy year, the Company's net cash outlay is approximately equal to death benefit claims because of the expense allowance structure; thereafter, in renewal policy years, it is anticipated no further cash outlays will occur because reinsurance expense allowances are materially less as a function of premium.

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

          The Company's primary source of liquidity was $1.53 million in cash and cash equivalents at March 31, 1999, a decrease of $5.08 million from March 31, 1998. The effective duration of the Company's fixed income portfolio is five years, with over 83% of the fixed income securities having a maturity of less than 10 years. The Company's fixed income portfolio represents 100% of the total invested assets, and has an average quality rating of Aa3 by Moody's.

          The Company's cash requirements consist of: salaries and benefits; management service fees; investment management and custodial account fees; accounting and consulting services fees; expenses related to regulatory issues and compliance with corporate and tax matters; and other incidental administrative expenses. The Company incurred no capital expenditures during the first quarter of 1999.

         For the period ended March 31, 1999, net cash flows used in operating activities were $5.19 million, compared to net cash used in operating activities of $156,000 for the period ended March 31, 1998. This increase is due primarily to additional cash required to reimburse Western Reserve for reinsurance allowances as a result of the VUL coinsurance and modified coinsurance agreement executed during 1998 and to a lesser extent to the variable annuity agreements with American Skandia and Western Reserve. The Company has used its principal paydowns from its mortgage-backed securities and sales of its fixed securities to reimburse the Ceding Life Companies for allowances associated with the American Skandia and Western Reserve agreements. The net cash provided by investing activities for the period ended March 31, 1999 was $102,000, compared to net cash provided by investing activities of $699,000 for the period ended March 31, 1998. No cash was used in financing activities for the period ended March 31, 1999 compared to net cash used in financing activities of $21,000 for the period ended March 31, 1998. The Company purchased a small amount of stock from its shareholders in the first quarter of 1998.

         On September 30, 1998, the Company entered into a $10 million line of credit agreement with Money Services, Inc. ("MSI"), a subsidiary of AEGON USA, Inc., pursuant to the terms of which the Company immediately borrowed $5 million to covers its immediate cash needs. An additional $5 million was drawn late in the fourth quarter of 1998. Borrowings under this line of credit bear interest at the rate of 8% per annum through March 31, 1999, increasing to 9% thereafter. As of March 31, 1999, the Company had an outstanding principal balance of $10 million and accrued interest of $303,562. All unpaid accrued interest as of March 31, 1999 will be added to the outstanding principal balance as of April 1, 1999. All outstanding balances of principal and interest under this line of credit become due and payable on August 1, 1999, unless extended by the lender. This credit line and the borrowings thereunder became necessary to fund payment obligations to Western Reserve required under the coinsurance agreements.

         The Company intends to repay the loans outstanding under the line of credit with proceeds of a private sale of preferred and common stock to institutional and other accredited investors or through alternative sources of financing. If the stock sales does not occur or sufficient proceeds are not obtained and alternative sources of financing are not obtainable at an acceptable cost, the Company would be unable to repay amounts that it had borrowed from MSI under the line of credit agreement. At the same time, Western Reserve, pursuant to the terms of the line of credit agreement with MSI, would, upon the Company's failure to timely repay loans obtained under the line of credit agreement, have the right, until such loans are paid in full, to (i) recapture business previously ceded to the Company for reinsurance, and (ii) reduce the Company's quota share of new business to be reinsured under its reinsurance agreements with WMA Life to a level where the Company's available cash could meets its continuing obligations under the reinsurance agreements, which reduction could be to zero. In such a case, Western Reserve would no longer be required to cede new policies to the Company for reinsurance under the agreements.

         Further, anticipating that proceeds from a private sale of preferred and common stock to institutional and other accredited investors will become available to meet the Company's continuing obligations, including payment of reinsurance expense allowances under the coinsurance and modified coinsurance agreements with Western Reserve, the Company reached an agreement in principle with Western Reserve to amend the VUL coinsurance and modified coinsurance agreement, effective January 1, 1999, to defer financial settlements until December 31, 1999. As of March 31, 1999, approximately $3 million of its Insurance balances payable will be deferred under this agreement.
(See discussion under Coinsurance and Modified Coinsurance.)

         The WMA Corporation has no assets other than the stock of WMA Life and $1 million of cash and invested assets. The Company will rely on income from its invested assets and dividends from WMA Life to meet holding company cash requirements.

         The minimum solvency margin for WMA Life as a long-term insurer under Bermuda regulations is $250,000. As of December 31, 1998, WMA Life had total statutory capital and surplus of $19.71 million. The amount available for distribution of dividends is $15.29, which must be supplied through liquid assets. WMA Life's quoted investments and cash was greater than $15.29 million.

         Under the Company's reinsurance agreements, the Company is required to provide security through a Letter of Credit ("LOC") for the benefit of the Ceding Life Companies. The Company has three LOCs with Western Reserve as beneficiary under each of the reinsurance agreements in place with Western Reserve for a total of $3.7 million in support of reserve credits. WMA Life also has previously secured a LOC of $30,000 in favor of Kemper. The LOCs were issued by IBJ Whitehall Bank & Trust Company, the Company's custodian, and collateralized by the Company's assets held with the custodian. If determined to be necessary, WMA Life will develop facilities for future LOCs and trust arrangements in support of additional reinsurance agreements.

         As a result of the 1995 offering, the Company sold $2,000,000 shares of Common Stock and 500,000 warrants for gross proceeds of $20.5 million (excluding deferred organization costs of $517,000). The Company believes that the sources of cash from the 1995 offering, the $10 million loan from MSI, and the amended VUL coinsurance and modified coinsurance agreement with Western Reserve will be sufficient to meet the Company's cash needs through July 1999 with respect to the administration of WMA Life's current MRT agreements with Western Reserve and Kemper, its variable annuity coinsurance agreements with American Skandia and Western Reserve, and its VUL reinsurance agreement with Western Reserve. The Company plans to repay its outstanding debt to MSI and to provide additional capital to meet its future cash needs with the proceeds of a private sale of stock to institutional and other accredited investors. The Company is also exploring additional sources of financing through debt, reinsurance arrangements and securitization of its receivables.

YEAR 2000 ISSUE

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

The Company is monitoring this risk through continued communications with the Ceding Life Companies regarding the status of their year 2000 readiness. The Company has received written advice from the Ceding Life Companies as to the status of their year 2000 compliance programs. The Company's largest reinsurance relationship is with Western Reserve, which has advised the Company that as of January 1, 1999, substantially all of Western Reserve's mission-critical systems are year 2000 compliant. Western Reserve has also advised the Company that it will continue validation and revalidation testing of its internal systems as well as those systems which interface with their business partners throughout 1999. However, there can be no guarantees that their efforts to remediate their internal systems will be trouble free and that they will be in compliance before the year 2000.

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

FORWARD-LOOKING STATEMENTS

         Certain statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor provisions of that Act. These statements include, but are not limited to, statements relating to increases in reinsurance revenues and net income in future periods resulting from, among other things, the Company expanding the types of reinsurance written, expanded reinsurance capacity and investment results. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to: changes in the Company's relationship with WMA Agency, adverse reinsurance experience, increased competition from within the insurance industry, the extent to which the Company is able to develop new reinsurance programs and markets for its reinsurance, changes in the control of the Company, the Company's cash requirements, the outcome of regulatory examinations and investigations, and the availability of capital on acceptable terms and other factors discussed in this report.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

          At March 31, 1999, neither the Company nor its subsidiaries were involved in any legal proceedings.

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

ITEM 5. OTHER INFORMATION.

          The Company reinsures VUL and variable annuity products marketed by WMA Agency. These products are treated as securities under federal and state securities laws. In order to sell these products, the WMA Sales Associates must be individually licensed by the National Association of Securities Dealers ("NASD") and must become affiliated with a registered securities broker-dealer. WMA Securities is a registered broker-dealer, which is owned by Mr. Humphrey, who also owns substantially all of the WMA Agency and is the principal stockholder of the Company. All of the WMA Sales Associates who are licensed to sell VUL and variable annuity products are registered representatives of WMA Securities.

          As a registered broker-dealer, WMA Securities' operations are subject to periodic examination and review by both the NASD and the Securities and Exchange Commission ("SEC"), a federal agency. In September 1997, the Atlanta District Office of the SEC examined the operations of WMA Securities. On February 3, 1998, WMA Securities received a letter from the SEC setting forth certain alleged deficiencies and violations of the Securities Exchange Act of 1934 pertaining to net capital requirements, record keeping and other compliance matters. In response to this letter, WMA Securities subsequently engaged a consultant to make recommendations to WMA Securities on how to improve its compliance practice and notified the SEC in its response that it plans to implement the consultant's recommendations. WMA Securities has already implemented many of the consultant's recommendations. It retained a second consulting firm to conduct a thorough review and assessment of WMA Securities' compliance and supervisory program, including the initial consultant's recommendations regarding such program. This firm is advising WMA Securities as to what, if any, further steps that should be taken to fully implement a program designed to improve WMA Securities' overall compliance and supervisory procedures as well as remedy the deficiencies cited by the SEC.

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

          On May 21, 1998, the SEC issued a formal Order of Investigation ("Order") directed at certain alleged activities of WMA Securities and persons employed by or associated with WMA Securities. This investigation was initiated to determine whether any federal securities laws had been violated. The Order alleges that such persons or others acting in concert with them have, among other things, engaged in acts or practices involving the sale and promotion of variable life insurance products, variable annuities and mutual funds which were fraudulent and deceptive. The Order also alleges that WMA Securities failed to supervise such persons with a view to preventing the alleged violations. WMA Securities has neither admitted not denied the allegations contained in the Order and is cooperating with the SEC in this investigation. Subpoenas were issued pursuant to the Order for the production of documents and the testimony of several officers of WMA Agency and WMA Securities. If this investigation reveals one or more violations of the federal securities laws, the Enforcement Division may recommend the imposition of sanctions against WMA Securities and other culpable parties. These sanctions, should they be imposed, could take various forms, including but not limited to, the imposition of monetary penalties which can be quite substantial depending upon the nature and severity of the violation, heightened regulatory scrutiny by the SEC and NASD, and the temporary suspension or permanent revocation of WMA Securities' registration or of the licenses of WMA Sales Associates, resulting in the broker-dealer's inability to continue operations.

          There can be no assurance that the SEC Enforcement Division, after completing its investigation, will not seek to impose sanctions against WMA Securities, which if substantial could impair the financial and operating condition of WMA Securities. If WMA Sales Associates are no longer able to maintain their licenses with WMA Securities, a disruption of the sale of new VUL and variable annuity products would result until the WMA Sales Associates could become registered with another broker-dealer. There can be no assurance, however, that WMA Sales Associates could register with another broker-dealer or that WMA Life could reinsure products sold through another broker-dealer. Consequently, such disruption could cause a significant interruption in the production of new business reinsured by the Company due to the Company's dependence upon WMA Agency and WMA Sales Associates for the marketing of new VUL and variable annuity policies which the Company may then reinsure.

          On March 22, 1999 NASD Regulation in Washington, DC notified WMA Securities that the enforcement division was conducting an inquiry into the reports filed by WMA Securities under NASD Rule 3070. WMA Securities previously notified the NASD that it had not timely filed all reportable violations relating to its registered representatives. While WMA Securities has corrected the reasons which caused this situation to occur, it is possible that a result of this inquiry by the NASD could be the imposition of sanctions, including monetary penalties, against WMA Securities.

          The California Department of Insurance initiated an investigation into the sales activities of certain former and current WMA Sales Associates in California. The scope of this investigation relates to product suitability and sales practices relating to the sale of VUL policies to residents of California. WMA Agency and WMA Securities are cooperating fully with the investigation in an effort to resolve this inquiry, which is still in the investigatory stage, as quickly as possible. If the California Department of Insurance determines that violations of its insurance laws have occurred, it could seek to impose sanctions ranging from monetary penalties to license suspension or revocation, or limitation on growth of new sales agents. Because California accounts for a substantial amount of WMA Agency's total sales production, any sanctions imposed could have an adverse effect on WMA Agency and the production of new business to be reinsured by the Company.

          On December 18, 1998, the California Department of Corporations issued to WMA Agency, WMA Securities, and WMA Investment Advisors, Inc. a Desist and Refrain Order to refrain from further offers or sales of franchises in the State of California. WMA Agency and affiliates, have challenged this Order on the grounds that their activities do not fall within the scope of the California franchise laws and are pursuing available administrative remedies in an effort to resolve this issue. While legal counsel to WMA Agency does not believe that the Order was validly issued, WMA Agency has reduced its initial processing fee charged to individuals to an amount that falls within an exemption to the California franchise law, if it is otherwise determined to be applicable. While considered unlikely, if the Order is ultimately upheld after all rights of appeal have been made, monetary penalties could be imposed on WMA Agency and its affiliates and the manner in which they conduct certain of their business activities could have to be modified.

         In the past two years, WMA Securities and WMA Agency have been subject of investigations of their compliance and supervisory programs with respect to the sales and marketing activities of certain WMA Sales Associates by the Washington Department of Insurance and by other regulatory authorities in Ohio, Georgia and Florida. Although WMA Securities has implemented a new compliance and supervisory program, there can be no assurance that these actions will be adequate or appropriately responsive to the concerns of regulators.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          No reports were required to be filed on Form 8-K.

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT

3.1       Articles of Incorporation (1)

3.1.1 Amendment to Articles of Incorporation changing name of Company to "The WMA Corporation" (2)

3.2       By-laws (1)

3.2.1     Amendment to By-Laws re Related Party Transactions (3)

10.1      Sublease  Agreement  between  World  Marketing  Alliance,   Inc.  and
          The  WMA Corporation dated January 21, 1998 (5)

10.2 Corporate Services Agreement with World Marketing Alliance, Inc. and The WMA Corporation dated April 1, 1998 (4)

10.3 Revolving Line of Credit Loan Agreement between The WMA Corporation and Money Services, Inc. dated September 30, 1998 (6)

10.4      Revolving  Line of Credit  Promissory  Note  issued by The WMA
          Corporation  on September  30,  1998  to  Money   Services,   Inc.
          in  the  principal  sum  of $10,000,000 (6)

10.5      First   Amendment  of  Revolving  Line  of  Credit   Promissory  Note
          between The WMA Corporation and Money Services, Inc. dated January 29, 1999 (Attached)

10.6      Second  Amendment  of  Revolving  Line  of  Credit   Promissory  Note
          between The WMA Corporation and Money Services, Inc. dated March 31, 1999 (To be filed by amendment)

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

(Registrant) The WMA Corporation



By (Signature/Title)     /s/ Edward F. McKernan                  (SEAL) Date: May 17, 1999
                         ----------------------------------
                         Edward F. McKernan, Senior Vice
                         President, Chief Financial Officer,
                         Actuary, and Director
