Form 10QSB/A
period 1999-03-31
WMA CORP
filed 1999-05-21
CIK 947716

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

                                                                                                    PAGE NO.
                                                                                                    --------
                                                  PART II

ITEM 6       Exhibits and Reports on Form 8-K


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          No reports were required to be filed on Form 8-K.

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT

10.6      Second  Amendment  of  Revolving  Line  of  Credit   Promissory  Note
          between The WMA Corporation and Money Services, Inc. dated March 31, 1999 (To be filed herewith)

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) The WMA Corporation



By (Signature/Title)     /s/ Edward F. McKernan                  (SEAL) Date: May 21, 1999
                         ----------------------------------
                         Edward F. McKernan, Senior Vice
                         President, Chief Financial Officer,
                         Actuary, and Director
