Form 10QSB
period 1999-06-30
WMA CORP
filed 1999-08-16
CIK 947716

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

          As of June 30, 1999, there were 2,495,010 shares of common stock (.001 par value) outstanding.

          Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               TABLE OF CONTENTS


                                                      PART I

                                                                                                       PAGE NO.

ITEM 1          Financial Statements                                                                      3

ITEM 2          Management's Discussion and Analysis or Plan of Operation                                 8

                                                      PART II

ITEM 1          Legal Proceedings                                                                        17
ITEM 2          Changes in Securities                                                                    17
ITEM 3          Defaults Upon Senior Securities                                                          18
ITEM 4          Submission of Matters to a Vote of Security Holders                                      18
ITEM 5          Other Information                                                                        18
ITEM 6          Exhibits and Reports on Form 8-K                                                         19


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                              THE WMA CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)


                                                                           JUNE 30,          DECEMBER 31,
                                                                             1999               1998
                                                                         ------------       ------------
                                  ASSETS
Fixed maturity securities - available for sale (amortized cost
 of $5,866,493 and $9,501,564 for 1999 and 1998, respectively)           $  5,832,927       $  9,869,679
Cash and cash equivalents                                                   1,080,729          6,617,710
Investment income due and accrued                                              82,104            136,196
Reinsurance balances receivable                                               325,681            101,034
Deferred acquisition costs                                                 47,709,550         27,537,866
Deferred organization costs (net of accumulated amortization
 of $186,689 and $98,565 at 1999 and 1998, respectively)                           --             88,304
Prepaid expenses                                                              342,527            216,746
Due from World Marketing Alliance, Inc.                                         1,529              3,507
Fixed assets (net of accumulated depreciation of $31,333 and $7,649
 for 1999 and 1998, respectively)                                             112,016             84,820
Other assets                                                                  140,411            225,312
                                                                         ------------       ------------
    Total assets                                                         $ 55,627,474       $ 44,881,174
                                                                         ============       ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Future policy benefits                                                 $  3,919,952       $  2,624,020
  Reinsurance balances due and accrued                                     11,863,584          5,425,467
  Accrued expenses                                                            136,003            105,854
  Accounts payable                                                            158,446             70,376
  Accrued interest payable                                                    231,195            101,099
  Short term debt                                                          10,303,562         10,000,000
  Deferred tax liability                                                    3,017,746          2,181,219
                                                                         ------------       ------------
    Total liabilities                                                      29,630,488         20,508,035
                                                                         ------------       ------------

Stockholders' equity:
  Common stock, par value $.001, 50,000,000 authorized: 2,500,000
     shares issued in 1999 and 1998                                             2,500              2,500
  Preferred stock, par value $ 2.00, 10,000,000 authorized: no
     shares issued in 1999 or 1998                                                 --                 --
  Additional paid-in capital                                               20,228,973         20,228,973
  Accumulated other comprehensive income (loss)                               (22,153)           242,977
  Retained earnings                                                         5,837,566          3,948,589
  Treasury stock, at cost (4,990 shares for 1999 and 1998)                    (49,900)           (49,900)
                                                                         ------------       ------------
    Total stockholders' equity                                             25,996,986         24,373,139
                                                                         ------------       ------------
    Total liabilities and stockholders' equity                           $ 55,627,474       $ 44,881,174
                                                                         ============       ============


          See accompanying notes to consolidated financial statements.

                              THE WMA CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                    JUNE 30,                            JUNE 30,
                                                             1999              1998               1999              1998
                                                         -----------       -----------       ------------       -----------
Revenues:
  Premiums                                               $ 2,075,419       $ 1,801,425       $  4,111,776       $ 3,530,262
  Reinsured policy revenues                                3,765,490           731,034          6,357,638           889,991
  Net investment income                                      127,551           275,774            284,270           522,176
  Net realized gain (loss) on investments                     21,626           (13,757)            21,626            (9,958)
                                                         -----------       -----------       ------------       -----------
    Total revenue                                          5,990,086         2,794,476         10,775,310         4,932,471
Benefits and expenses:
  Benefits, claims and settlement expenses                 1,323,064           957,824          2,480,743         1,815,313
  Change in future policy benefits                             4,540             3,178             20,203            21,106
  Reinsurance premium allowances, net                      1,445,936           536,094          2,318,540         1,008,599
  Amortization of deferred acquisition costs               1,075,526           503,442          2,089,818           628,015
  Professional fees and other expenses                       198,430            64,631            478,192           184,961
  Interest expense                                           300,159                --            502,622                --
  Consulting fees to World Marketing Alliance, Inc.           11,553           109,367             23,105           178,632
                                                         -----------       -----------       ------------       -----------
    Total benefits and expenses                            4,359,208         2,174,536          7,913,223         3,836,626
                                                         -----------       -----------       ------------       -----------
    Income before income taxes                             1,630,878           619,940          2,862,087         1,095,845
Income tax expense                                          (552,709)         (211,311)          (973,110)         (373,650)
                                                         -----------       -----------       ------------       -----------
    Net income                                           $ 1,078,169       $   408,629       $  1,888,977       $   722,195
                                                         ===========       ===========       ============       ===========

Basic and diluted income per share                       $      0.43       $      0.16       $       0.76       $      0.29
                                                         ===========       ===========       ============       ===========

Weighted-average common shares outstanding                 2,495,010         2,495,593          2,495,010         2,496,523
                                                         ===========       ===========       ============       ===========




          See accompanying notes to consolidated financial statements.

                              THE WMA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                 1999              1998
                                                             ------------       -----------
Cash flows from operating activities:
  Net income                                                 $  1,888,977       $   722,195
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Amortization and depreciation                                 2,201,806           646,233
  Deferred tax expense                                            973,110           373,650
  Net realized (gain) loss on investments                         (21,626)            9,958
  Change in:
    Investment income due and accrued                              54,092            12,539
    Reinsurance balances receivable                              (224,647)          105,096
    Deferred acquisition costs                                (22,261,502)       (9,522,702)
    Prepaid expenses                                             (125,781)         (641,375)
    Other assets                                                   84,901               783
    Due from World Marketing Alliance Inc.                          1,978                --
    Future policy benefits                                      1,295,932           635,792
    Reinsurance balances due and accrued                        6,438,117         5,491,925
    Accrued expenses                                               30,149           (20,735)
    Accounts payable                                               88,070           316,092
    Accrued interest payable                                      130,096                --
    Due to WMA Management Services, Inc.                               --          (120,000)
    Due to World Marketing Alliance, Inc.                              --            96,830
                                                             ------------       -----------
      Net cash used in operating activities                    (9,446,328)       (1,893,719)
                                                             ------------       -----------

Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities          3,656,665         1,617,333
  Purchase of fixed assets                                        (50,880)               --
                                                             ------------       -----------
      Net cash provided by investing activities                 3,605,785         1,617,333
                                                             ------------       -----------

Cash flows from financing activities:
  Capitalization of interest on short term debt                   303,562                --
  Purchase of treasury stock                                           --           (27,900)
                                                             ------------       -----------
    Net cash provided by (used in) financing activities           303,562           (27,900)
                                                             ------------       -----------
    Net decrease in cash and cash equivalents                  (5,536,981)         (304,286)
Cash and cash equivalents at beginning of period                6,617,710         1,469,663
                                                             ------------       -----------
Cash and cash equivalents at end of period                   $  1,080,729       $ 1,165,377
                                                             ============       ===========
Supplemental disclosure of cash flow information:
  Interest paid                                              $         --       $        --
                                                             ============       ===========
  Income taxes paid                                          $         --       $        --
                                                             ============       ===========



          See accompanying notes to consolidated financial statements.

                              THE WMA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999

(1)   BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The unaudited financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 1998 Form 10-KSB Annual Report as filed with the Securities and Exchange Commission.

(2)   DEFERRED TAX

          Deferred income tax liabilities and related expenses are determined in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109) using an effective federal tax rate of 34%. SFAS No. 109 specifically excludes recognition of the "small life insurance company deduction" available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on the Company's earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS
No. 109, at June 30, 1999.

(3)      COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No.130) establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 effective January 1, 1998. The primary component of the difference between net income and comprehensive income for the Company is unrealized gains on securities. Total comprehensive income for the quarter ended June 30, 1999 was $923,933 compared to $525,167 for the quarter ended June 30, 1998. Total comprehensive income for the six months ended June 30, 1999 was $1,623,847 compared to $919,275 for the six months ended June 30, 1998.

(4)   ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. In June
1999, FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 (SFAS No. 137). This statement defers the effective date of SFAS No. 133. The provisions of SFAS No. 137 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000; however, the Company does not believe such provisions will have a significant impact on the financial statements upon adoption.

         In December 1997, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. This SOP provides guidance for determining when an entity should recognize a liability for guaranty fund and other insurance-related assessments. It also provides guidance on how to measure the liability. The Company adopted SOP 97-3 effective January 1, 1999. The provisions of SOP 97-3 do not have a significant impact on the financial statements of the Company.

         In April 1998, the AcSEC also issued SOP 98-5, Reporting on the Costs of Start-Up Activities. This SOP provides guidance regarding the capitalization and expense treatment of start-up activities, including organization costs.
This SOP is effective for 1999, with any impact upon adoption recorded at the beginning of the fiscal year in which the SOP is initially adopted. The Company adopted SOP 98-5 effective January 1, 1999 and as a result, wrote off $88,304 of remaining deferred organization costs during the first quarter of 1999.

(5)   RECLASSIFICATION

         The Company has reclassified the presentation of certain 1998 information to conform to the 1999 presentation.

(6)   SUBSEQUENT EVENTS

          The Company has been negotiating to restructure its line of credit with Money Services, Inc. ("MSI"), of which all outstanding balances of principal and interest under this line of credit became due and payable on August 1, 1999. The negotiations are expected to conclude soon. The negotiations have focused on: (i) obtaining a five year, $5 million term note to be applied toward the existing outstanding balances on the line of credit; (ii) possibly lowering the existing 9% interest rate; (iii) allowing for conversion of all or a portion of the note to Common Stock; and (iv) deferring the balance of any remaining amounts due under the line of credit until the earlier of December 31, 1999 or the closing of Company's offerings related to the private sale of preferred and common stock to institutional and other accredited investors. There can be no assurance that the Company's goals in these negotiations will be achieved.

     The Company has proceeded with a private placement offering up to 1,000,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") to a limited number of independent sales associates contractually associated with World Marketing Alliance, Inc. ("WMA Agency"), WMA Agency employees and certain other investors acceptable to the Company that qualify as "accredited investors" within the meaning of Rule 501 of Regulation D under The Securities Act of 1933. Additionally, the Company has proceeded with a private placement offering up to 4,333,333 shares of Common Stock (the "Common Stock Offering") to certain institutional investors, which if completed will be closed following the Preferred Stock offering. Upon closing of the Common Stock Offering (assuming net proceeds to the Company of at least $10 million), the Preferred Stock will convert to shares of Common Stock. The Company reserves the right, in its absolute discretion, to decline to offer Preferred Stock or Common Stock to any and all prospective investors, as the case may be, who may be willing to accept an offer to sell. There can be no assurance the Company will sell any shares of Preferred Stock in the Preferred Stock offering or Common Stock in the Common Stock Offering.

     For further discussion regarding the MSI line of credit and the private placement offerings, refer to the Liquidity and Capital Resources section of the Management's Discussion and Analysis or Plan of Operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis or Plan of Operation ("MD&A") addresses the financial condition of the Company as of June 30, 1999, compared with December 31, 1998, and its results of operations for the second quarter and six months ended June 30, 1999 compared with the equivalent 1998 periods. This discussion should be read in conjunction with the MD&A in the Company's 1998 Form 10-KSB Annual Report.

OVERVIEW

         The WMA Corporation (the "Company") is a holding company, owning all of the outstanding capital stock of WMA Life Insurance Company Limited ("WMA Life"), a Bermuda life insurance corporation. WMA Life began reinsurance operations at the end of the second quarter of 1996. WMA Life presently provides reinsurance to certain life insurance companies ("Ceding Life Companies") with respect to variable universal life ("VUL") and variable annuity policies sold through World Marketing Alliance, Inc., a Georgia corporation which operates a multi-product independent insurance agency. World Marketing Alliance, Inc., and certain affiliated entities and persons that are involved in the marketing and sale of life insurance, annuities and other financial services, are referred to herein as "WMA Agency", unless the context indicates otherwise. Where securities licenses are required for the sale of variable annuity and VUL products, such licenses are obtained through WMA Securities, Inc., a registered securities broker-dealer ("WMA Securities"), under a dual licensing arrangement with WMA Agency. S. Hubert Humphrey, Jr. ("Mr. Humphrey") owns substantially all of WMA Agency and all of WMA Securities. Mr. Humphrey also beneficially owns approximately 36.1% of the Company's Common Stock.

         All of the Company's reinsurance business is generated by the marketing efforts of WMA Agency which places business with the Ceding Life Companies. The Company does not use reinsurance intermediaries or engage in any direct marketing activities. As a consequence, the Company is dependent upon and benefits from WMA Agency marketing those products which the Company reinsures. WMA Agency and WMA Securities are independent entities separate and apart from the Company.

         The following tables show, by Ceding Life Company, the percentage of WMA Agency business reinsured by the Company.


                         Life Insurance Applications(1)

                                                                 SIX MONTHS ENDED
Ceding Life Company                                                   6/30/99             1998            1997
-------------------                                                   -------             ----            ----

Western Reserve Life Assurance Company of Ohio ("Western
Reserve")                                                                80%               81%             85%

Kemper Investors Life Insurance Company ("Kemper")                        4                 4               2
                                                                        ---               ---             ---
Total Subject to Reinsurance                                             84%               85%             87%
Total Not Subject to Reinsurance                                         16                15              13
                                                                        ---               ---             ---
Total Applications Submitted                                            100%              100%            100%


                             Annuity Applications(1)

                                                                 SIX MONTHS ENDED
Ceding Life Company                                                   6/30/99             1998            1997
-------------------                                                   -------             ----            ----

Western Reserve                                                          65%                44%              0%

American Skandia Life Assurance Corporation ("American
Skandia")                                                                11                 16              13
                                                                        ---                ---             ---
Total Subject to Reinsurance                                             76%                60%             13%
Total Not Subject to Reinsurance                                         24                 40              87
                                                                        ---                ---             ---
Total Applications Submitted                                            100%               100%            100%

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

         At June 30, 1999, WMA Life's reinsurance inforce on life insurance policies, including riders, constituted 240,069 policies and riders with an aggregate face amount of $7.23 billion. This is an increase of 31,748 life insurance policies and riders, or 15%, and $1.11 billion of in force face amount, or 18%, from December 31, 1998. At June 30, 1999, WMA Life had reinsurance inforce with respect to variable annuities for 17,312 policies with reinsured annuity contract benefits of $263 million. This is an increase of 7,284 annuity policies, or 73%, and $105 million of annuity contract benefits, or 66%, from December 31, 1998.

         The following table indicates the percentage of WMA Life's reinsurance revenues derived from the Ceding Life Companies:

                                                            SIX MONTHS
                                                               ENDED
CEDING LIFE COMPANY                                           6/30/99        1998     1997
-------------------                                         ----------       ----     ----
Western Reserve                                                 88%           89%       95%
American Skandia                                                 9             9         4
Kemper                                                           3             2         1
---------------------------------------------------------      ---           ---       ---
Total                                                          100%          100%      100%

MRT REINSURANCE

         WMA Life's reinsurance indemnity agreements include two Monthly Renewable Term ("MRT") agreements relating to VUL policies. MRT reinsurance is a variation of Yearly Renewable Term Insurance. The reinsurance of the VUL policies includes business previously and currently being sold through WMA Agency and issued by Western Reserve and Kemper. Under the MRT reinsurance agreements, WMA Life assumes a portion of the mortality risk related to the VUL policies written by Western Reserve and Kemper.

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

         WMA Life has a modified coinsurance agreement with American Skandia and a coinsurance and modified coinsurance agreement with Western Reserve providing for the reinsurance of a portion of certain variable annuity policies sold through WMA Agency. WMA Life also has a coinsurance and modified coinsurance agreement with Western Reserve reinsuring a portion of certain VUL policies sold through WMA Agency.

         The Company and Western Reserve amended the VUL coinsurance and modified coinsurance agreement to defer financial settlements on VUL policies issued during 1999 until December 31, 1999. Beginning April 1, 1999, a reinsurance fee of 9% per annum accrues on the deferred reinsurance settlement balance. Settlements on policies issued prior to 1999 under this agreement will continue to be paid on a quarterly basis. (See further discussion under Liquidity and Capital Resources.)


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

         WMA Life defers costs that vary with and are directly associated with the acquisition of the reinsured policies. These expenses are deferred to the extent that such costs are deemed recoverable from future policy revenues in accordance with Generally Accepted Accounting Principles ("GAAP") and are recorded as deferred acquisition costs on the balance sheet. Deferred acquisition costs were $47.71 million at June 30, 1999, an increase of $20.17 million, or 73%, for the first six months of 1999 from December 31, 1998. During this same period, first-year life insurance premiums collected totaled $15.83 million, an increase of $12.08 million, or 422%, and annuity premiums totaled $90.38 million, an increase of $35.34 million, or 64%, compared to the six month period ended June 30, 1998.

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

          Under the coinsurance and modified coinsurance agreements, the amortization of the deferred acquisition cost is in proportion to the ratio of gross profits recognized during the then current period to total anticipated gross profits. During each accounting period, assumptions used in calculating the amortization of the Company's deferred acquisition expense reflect actual experience for the then current accounting period. Management also reviews, on a periodic basis, evolving experience with regard to the Company's assumptions concerning future experience with regard to mortality, persistency, investment yields and expenses in determining its estimate of future gross profits. To the extent management believes variances from expected assumptions are permanent, rather than temporal, assumptions used with regard to future experience will be changed. Upon adoption of any change in assumptions used with regard to future experience, the amortization of the Company's deferred acquisition cost will be recalculated and will be reflected during the then current accounting period.

          Life insurance claims settled, claims reported and changes in estimates of claims incurred but not reported related to reinsured VUL policies are recorded as Benefits, claims and settlement expenses on the Consolidated Financial Statements. The change in the liability for future policy benefits is recorded separately as Change in future policy benefits in the Consolidated Financial Statements.

          The liability for future policy benefits was $3.92 million at June 30, 1999, an increase of $1.30 million, or 50%, for the first six months of 1999 from December 31, 1998. The liability at June 30, 1999 is comprised of two components: the liabilities related to the coinsurance of variable annuity and VUL policyholder obligations, and liabilities under the Company's MRT reinsurance agreements. The liability, with regard to the MRT reinsurance, which represents the present value of future benefits to be paid and related expenses, less the present value of future net premiums (that portion of the premium required to provide for all benefits and expenses), is estimated using the same methods and assumptions used to amortize the deferred acquisition costs under the MRT agreements. The liability for the fixed account portions of the Western Reserve variable annuity and VUL coinsurance agreements is equal to reinsured policy account balances. To date, management believes the assumptions used regarding its liability for future policy benefits are appropriate for its circumstances.

RESULTS OF OPERATIONS

         Revenues. Revenues increased by $3.20 million, or 115%, and $5.84 million or 118%, for the second quarter and the six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The increase was primarily attributable to the growth in revenues associated with the coinsurance and modified coinsurance agreements. To a lesser extent, the increase was attributable to the growth in premiums associated with the MRT agreements.

         Premiums. Premiums increased by $274,000, or 15%, and $581,000, or 16%, for the second quarter and the six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The increase in premiums was primarily attributable to the increasing duration of the policies in force because premiums increase with the advancing age of the insured. However, policies and riders reinsured on a MRT basis decreased by 10,389, or 6%, from 163,552 at June 30, 1998 to 153,163 at June 30, 1999 due to the discontinuation of Western Reserve's Financial Freedom Builder VUL policies reinsured on a MRT basis, for policies issued after March 31, 1998, and the lapsing of in force policies. Management expects the MRT inforce business to continue to decline as policyholders terminate their policies either as a result of surrender or premium lapse.

         Reinsured Policy Revenues. Reinsured policy revenues increased by $3.03 million, or 415%, and $5.47 million, or 615%, for the second quarter and the six months ended June 30, 1999, respectively, as compared to the same periods of 1998. The revenue increase was largely attributable to the VUL coinsurance and modified coinsurance agreement with Western Reserve and also to the variable annuity agreements with Western Reserve and American Skandia. Of the $6.36 million Reinsured policy revenues for the six months ended June 30, 1999, $1.82 million was attributable to the variable annuity agreements compared to $469,000 for the same period in 1998, an increase of $1.35 million, or 288%. The remaining $4.54 million of Reinsured policy revenues for the six months ended June 30, 1999, was attributable to the VUL coinsurance and modified coinsurance agreement as compared to $421,000 for the same period in 1998, an increase of $4.12 million, or 978%. These revenues reflect policy cost of insurance charges, mortality and expense charges, policy administration charges, asset based allowances and deferred sales charges under the coinsurance and modified coinsurance agreements, as they relate to universal life-type contracts.

         Net Investment Income and Net Realized Gain (Loss) on Investments. Net investment income decreased by $148,000, or 54%, and $238,000, or 46%, for the second quarter and the six months ended June 30, 1999, respectively, as compared to the same periods in 1998. Investment income is earned from the investment in securities (fixed income and equity) and cash equivalents. Investment expenses of $34,000 and $30,000 for 1999 and 1998, respectively, related to investment advisor fees and custodial fees, were netted with gross investment income excluding realized gains and losses. The decrease in net investment income was primarily due to the reduction in total investments resulting from the sale of fixed income securities in order to pay the Ceding Life Companies for reinsurance expense allowances and benefits. The principal components of these payments are attributable to the Western Reserve VUL coinsurance and modified coinsurance agreement. The sale of fixed income securities in the second quarter of 1999 resulted in an increase in Net realized gain on investments of $35,000, or 250%, and $32,000, or 320%, for the quarter and the six months ended June 30, 1999, respectively, as compared to the same periods in 1998.

         Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses increased by $365,000, or 38%, and $665,000, or 37%, for the second quarter and the six months ended June 30, 1999, respectively, as compared to the same periods in 1998. This increase primarily resulted from an increase in volume of in force business. The amount of in force business at June 30, 1999 was $7.23 billion as compared to $5.23 billion at June 30, 1998, which represents a $2 billion, or 38% increase.

         Changes in Future Policy Benefits. The Change in future policy benefits increased by $1,000, or 43%, and decreased by $1,000, or 4%, for the second quarter and the six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The increase in the liability for future policy benefits related to MRT policies has been relatively static from period to period, especially due to the discontinuation of new VUL business reinsured on a MRT basis that is now being reinsured on a coinsurance and modified coinsurance basis. The liabilities under the Company's MRT reinsurance agreements increased $31,000, or 15%, from June 30, 1998 to June 30, 1999.

         Reinsurance Premium Allowances Net. Net reinsurance premium allowances increased by $910,000, or 170%, and $1.31 million, or 130%, for the second quarter and the six months ended June 30, 1999, respectively, as compared to the same periods in 1998. Gross reinsurance premium allowances represent a portion of reinsurance premiums paid or allowed by WMA Life to the Ceding Life Companies for each policy reinsured. A certain portion of the gross reinsurance allowances, with regard to the production of new business was related to the Company's share of commissions, underwriting costs and other expenses from the production of new business incurred by the Ceding Life Companies on the business reinsured. These amounts have been deferred to the extent that such costs are deemed recoverable from future policy revenue in accordance with GAAP. The balance of those amounts not deferred are reflected as net reinsurance premium allowances and are often a level percentage of individual policy revenues (e.g., renewal reinsurance allowances). Similar to the increase in revenues, the increase in net reinsurance premium allowances was due to an increase in the MRT premiums in force and placement of the variable annuity and the VUL business reinsured on a coinsurance and modified coinsurance basis.

         Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased by $572,000, or 114%, and $1.46 million, or 232%, for the second quarter and the six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The increase in amortization of deferred acquisition costs was attributable to increased revenues, primarily reinsured policy revenues, associated with business reinsured and with the placement of new business.

         Professional Fees and Other Expenses. Professional fees and other expenses increased by $134,000, or 206%, and $293,000, or 158%, for the second quarter and the six months ended June 30, 1999, respectively, as compared to the same periods in 1998. Expenses include professional fees for legal, actuarial and accounting expenses incurred, operating expenses, and other miscellaneous expenses. The increase in expenses was primarily associated with an increase in the amount of reinsurance business activities and expenses relating to the administration of the Company. Salary expenses are included in the first six months of 1999 but not in 1998 due to the Company's utilization of WMA Agency's employees for administrative functions in 1998. (See discussion below.)

         Consulting Fees to World Marketing Alliance Inc. Consulting fees to World Marketing Alliance, Inc. decreased by $97,000, or 89%, and $156,000, or 87%, for the second quarter and the six months ended June 30, 1999, respectively, as compared to the same periods of 1998. Consulting fees to WMA Agency consist of the funding of certain operating and travel-related expenses for the Company. During the first six months of 1998, WMA Agency employees performed administrative functions for the Company until the Company completed the hiring of its employees. The Company paid WMA Agency a monthly payroll allocation based upon the amount of time the WMA Agency employees provided services to the Company. The Company incurred $82,000 and $134,000 in salaries and related expenses from WMA Agency during the second quarter and six months ended June 30, 1998, respectively.

         The Company has a Sublease Agreement with WMA Agency, pursuant to which the Company pays annual rent of $18,675 to WMA Agency for 1,500 square feet of office space. The Company also has a Corporate Services Agreement with WMA Agency pursuant to which WMA Agency provides corporate services to the Company for a fixed monthly fee of $2,250, adjusted annually.

         Interest Expense. Interest expense increased by $300,000 and $503,000 for the second quarter and the six months ended June 30, 1999, respectively, as compared to the same periods in 1998. This increase was due to interest incurred on the short-term financing received from Money Services, Inc., and to the reinsurance fee associated with the deferred settlements on the VUL policies. (See further discussion under Liquidity and Capital Resources.)

         Income Taxes. Income taxes increased by $341,000, or 162%, and $599,000, or 160%, for the second quarter and the six months ended June 30, 1999, respectively, as compared to the same periods in 1998 due to higher levels of Income before income taxes. The Company's effective tax rate was 34% in 1999 and 1998.

         Net Income. As a result of the foregoing, net income for the quarter ended June 30, 1999 was $1.08 million compared to $409,000, an increase of $699,000, or 164%, for the comparable period ended June 30, 1998. Net income for the six months ended June 30, 1999 was $1.89 million compared to $722,000, an increase of $1.17 million, or 162%, for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The principal sources of the Company's cash flow have been premiums received from Ceding Life Companies, investment income, maturing investments and proceeds from sales of invested assets, issuance of the Company's Common Stock and short term financing. In addition to the need for cash flow to meet operating expenses, the liquidity requirements of the Company relate primarily to the payment of gross reinsurance allowances, investment purchases, and reinsurance claims.

         Premiums are generally received in advance of related claims payments. Under the MRT reinsurance agreements, premiums vary in proportion to the expected mortality claims reinsured. The Company's cash inflows under the MRT agreements equal premiums for the mortality risk reinsured. The Company's cash outflows equal reinsurance expense allowances and death benefit claims. The reinsurance expense allowances represent the Company's share of acquisition and maintenance expenses incurred by the Ceding Life Company that are attributable to the risks reinsured.

         Under the coinsurance and modified coinsurance agreements, since the Company is reinsuring risks on essentially the same plan as that of the original policy, reinsurance premiums are materially greater than premiums paid on the MRT reinsurance. During the first year in which a policy is reinsured on a coinsurance basis, the Company is required to reimburse the Ceding Life Company for its share of acquisition costs, including first year commissions and issuance expenses. Thereafter, the Company reimburses the Ceding Life Company for its share of renewal commissions and maintenance expenses. Further, under modified coinsurance, the Company will allow the Ceding Life Company to retain assets related to reserves in support of reinsured policy benefits (e.g., cash values). Accordingly, because of the type of reinsurance and the plan reinsured, the net cash outlays could be as much as, or more than, the first year premiums paid for life insurance, and as much as 10% of annuity premiums.

         The Company's cash requirements for operating and investment expenses consist of: salaries and benefits; management service fees; investment management and custodial account fees; accounting and consulting services fees; expenses related to regulatory issues and compliance with corporate and tax matters; and other incidental administrative expenses. The Company incurred no capital expenditures during the second quarter of 1999.

         For the six-month period ended June 30, 1999, net cash flows used in operating activities were $9.45 million, compared to $1.90 million for the same period ended June 30, 1998. This increase was due primarily to additional cash required to reimburse Western Reserve for first-year reinsurance allowances as a result of the VUL coinsurance and modified coinsurance agreement, which became effective April 1, 1998. Further, the period ended June 30, 1999 reflects activity associated with reinsured VUL policies issued over the preceding twelve months, as compared to only three months of similar activity for the period ending June 30, 1998. The increase in cash flows also reflects, to a lesser extent, increases in business written under the variable annuity agreements with American Skandia and Western Reserve. Annuity premiums reinsured increased by $35.34 million, or 64%, for the six-month period ended June 30, 1999, as compared to the six-month period ended June 30, 1998.

         On September 30, 1998, the Company entered into a $10 million line of credit agreement with Money Services, Inc. ("MSI"), a subsidiary of AEGON USA, Inc., pursuant to the terms of which the Company borrowed $10 million to cover its cash needs. Through March 31, 1999, interest accrued at the rate of 8% on amounts drawn under this line of credit. On April 1, 1999, accrued interest through March 31, 1999 was added to the outstanding principal balance and the interest rate increased from 8% to 9%. As of June 30, 1999, the Company had an outstanding principal balance of $10,303,562 million and accrued interest of $231,195. All outstanding balances of principal and interest under this line of credit became due and payable on August 1, 1999.

         The Company has been negotiating with MSI to restructure the line of credit, which is expected to conclude soon. The negotiations have focused on:
(i) obtaining a five year, $5 million term note to be applied toward the existing outstanding balances on the line of credit; (ii) possibly lowering the existing 9% interest rate; (iii) allowing for conversion of all or a portion of the note to Common Stock; and (iv) deferring the balance of any remaining amounts due under the line of credit until the earlier of December 31, 1999 or the closing of the Company's offerings related to the private sale of preferred and common stock to institutional and other accredited investors. There can be no assurance that the Company's goals in these negotiations will be achieved.

         The Company has proceeded with a private placement offering up to 1,000,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") to a limited number of independent sales associates contractually associated with WMA Agency, WMA Agency employees and certain other investors acceptable to the Company that qualify as "accredited investors" within the meaning of Rule 501 of Regulation D under The Securities Act of 1933. Additionally, the Company has proceeded with a private placement offering up to 4,333,333 shares of Common Stock (the "Common Stock Offering") to certain institutional investors, which if completed will be closed following the Preferred Stock offering. Upon closing of the Common Stock Offering (assuming net proceeds to the Company of at least $10 million), the Preferred Stock will convert to shares of Common Stock. The Company reserves the right, in its absolute discretion, to decline to offer Preferred Stock or Common Stock to any and all prospective investors, as the case may be, who may be willing to accept an offer to sell. There can be no assurance the Company will sell any shares of Preferred Stock in the Preferred Stock offering or Common Stock in the Common Stock Offering.

         If sufficient proceeds are not obtained from the private placement offerings and alternative sources of financing are not obtainable at an acceptable cost, the Company would be unable to repay amounts that it had borrowed from MSI under the line of credit agreement. Western Reserve, pursuant to the terms of the line of credit agreement with MSI, would, upon the Company's failure to timely repay loans obtained under the line of credit agreement, have the right, until such loans are paid in full, to (i) recapture business previously ceded to the Company for reinsurance, and (ii) reduce the Company's quota share of new business to be reinsured under its reinsurance agreements with WMA Life to a level where the Company's available cash could meets its continuing obligations under the reinsurance agreements, which reduction could be to zero. In such a case, Western Reserve would no longer be required to cede new policies to the Company for reinsurance under the agreements.

         Effective January 1, 1999, with regard to VUL policies issued during 1999, the Company and Western Reserve amended the VUL coinsurance and modified coinsurance agreement to defer financial settlements until December 31, 1999. If the Company does not settle before December 31, 1999, Western Reserve will have the option to recapture the reinsurance placed with WMA Life on the policies issued during 1999, at which time the deferred reinsurance settlements otherwise due Western Reserve will be extinguished. In addition to the existing terms of the agreement, a reinsurance fee at an effective annual rate of 9% will accrue on the deferred reinsurance settlement balance beginning April 1, 1999. As of June 30, 1999, approximately $8 million of the Reinsurance balances due and accrued were deferred under this agreement. With regard to policies issued during 1998, financial activity will continue to be settled on a quarterly basis.

         The Company's primary source of liquidity was $1.08 million in cash and cash equivalents at June 30, 1999, a decrease of $85,000 from June 30, 1998. The effective duration of the Company's fixed income portfolio is 4.3 years, with over 94% of the fixed income securities having a maturity of less than 10 years. The Company's fixed income portfolio represents 100% of the total invested assets, and has an average quality rating of Aa3 by Moody's.

         In addition to the financing activities described above, the Company has used its principal paydowns from its mortgage-backed securities and sales of its fixed securities to reimburse the Ceding Life Companies for allowances associated with the American Skandia and Western Reserve agreements. The net cash provided by investing activities for the six-month period ended June 30, 1999 was $3.61 million, compared to $1.62 million for the same period ended June 30, 1998. Net cash provided by financing activities for the six-month period ended June 30, 1999 was $303,562, due to the capitalization of interest on short term debt in the second quarter of 1999, as compared to $27,900 used in financing activities for the same period ended June 30, 1998, which was due to the purchase of a small amount of stock from its shareholders in the first quarter of 1998.

         The WMA Corporation is a holding company with no direct operations, and its principal asset is the capital stock of WMA Life and $886,000 of cash and invested assets. The Company relies primarily on funds retained at the holding company level and potential dividends from WMA Life to meet ongoing cash requirements of the holding company. The ability of WMA Life to pay dividends to the Company is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda. As of June 30, 1999, WMA Life had the statutory capacity to pay $5.20 million in dividends.

         Under the Company's reinsurance agreements, the Company is required to provide security through a Letter of Credit ("LOC") for the benefit of the Ceding Life Companies. The Company has three LOCs with Western Reserve as beneficiary under each of the reinsurance agreements in place with Western Reserve for a total of $3.70 million in support of reserve credits. WMA Life also has previously secured a LOC of $140,000 in favor of Kemper. The LOCs were issued by IBJ Whitehall Bank & Trust Company, the Company's custodian, and collateralized by the Company's assets held with the custodian.

         As a result of the 1995 offering, the Company sold 2,000,000 shares of Common Stock and 500,000 warrants for gross proceeds of $20.5 million (excluding deferred organization costs of $517,000). The Company believes that its existing sources of cash, together with the net proceeds from the sale of all Preferred Stock and Common Stock shares offered to institutional and other accredited investors, will be sufficient to meet the Company's cash needs for its current business through the end of 2000. If sufficient proceeds are not available from the sale of Preferred Stock and Common Stock in the private offerings, or if the Company's cash requirements are greater than anticipated, the Company will have to resort to other methods of raising the necessary capital to finance its capital and liquidity needs, such as retrocessions of reinsured business, borrowing from financial institutions or the sale of additional securities in other private or public offerings. There can be no assurance that such alternatives would be available to the Company at an acceptable cost, if at all. If alternative sources of financing cannot be obtained at an acceptable cost, the Company may seek to terminate or amend one or more reinsurance agreements in light of its inability to meet its requirements under such agreements. The termination or amendment of one or more reinsurance agreements would result in a material disruption in the Company's growth and business plan.

YEAR 2000 COMPLIANCE

         The Company has performed an initial assessment of its internal business systems and believes its systems, primarily its computer systems, will process date information accurately and without interruption when required to process dates in the year 1999 and beyond. This assessment has focused primarily on the Company's computer systems as the Company's business centers around the processing of financial data and is not significantly impacted by embedded technology such as micro controllers. Additionally, the Company is dependent on the data processing systems of the Ceding Life Companies for the year 2000 and beyond. Due to this dependence, the failure of the systems of the Ceding Life Companies to be year 2000 compliant could have a material adverse effect upon the Company, as a result of business interruption or loss of revenue sources.

         The Company has solicited and received written notice from the Ceding Life Companies as to the status of their year 2000 compliance programs. The Company's largest reinsurance relationship is with Western Reserve, who has advised the Company that as of January 1, 1999, substantially all of their mission-critical systems are year 2000 compliant. Western Reserve has also advised the Company that it will continue validation and revalidation testing of its internal systems as well as those systems which interface with their business partners throughout 1999. However, there can be no guarantees that their efforts to remediate their internal systems will be trouble free and that they will be in compliance before the year 2000.

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

FORWARD-LOOKING STATEMENTS

         Certain statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor provisions of that Act. These statements include, but are not limited to, statements relating to increases in reinsurance revenues and net income in future periods resulting from, among other things, the Company expanding the types of reinsurance written, expanded reinsurance capacity and investment results. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to: changes in the Company's relationship with WMA Agency, adverse reinsurance experience, increased competition from within the insurance industry, the extent to which the Company is able to develop new reinsurance programs and markets for its reinsurance, changes in the control of the Company, the Company's cash requirements, the outcome of regulatory examinations and investigations, and the availability capital on acceptable terms and other factors discussed in this report. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including those described in the forward-looking statements.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

         At June 30, 1999, neither the Company nor its subsidiary were involved in any legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

Stock Options

         On June 15, 1999, the Company's Board of Directors, subject to ratification of the stockholders of the Company at its 1999 annual meeting, authorized a 1999 stock option plan for the directors, officers and employees of the Company (the "Plan") that contemplates the issuance of up to 450,000 shares of the Company's authorized, but unissued, Common Stock upon the exercise of options granted under the Plan. On the same date, the Board of Directors also granted options to purchase up to 450,000 shares of Common Stock under the Plan to several directors, officers and employees of the Company, including 300,000 shares to Mr. Humphrey, a director and President of the Company. The Board of Directors granted these options to Mr. Humphrey as further recognition of his contributions to the growth of the Company.

         Options issued under the Plan are non-transferable (except by will or the laws of descent and distribution in the event of death), shall have a term of five (5) years, and become exercisable on the third anniversary of an optionee's date of hire, appointment or election, provided the optionee at that time has been a director, officer or employee of the Company for at least one year after the date of grant. Upon termination of an optionee's service as director, officer, or employee of the Company for reasons other than retirement, death or permanent and total disability, the option and the optionee's rights thereunder shall terminate. No option may be granted after June 1, 2009, the expiration date of the Plan, although the exercise period of previously granted options may extend beyond that date. Options become immediately exercisable upon a change in control of the Company, as defined in the Plan. The per share exercise price of options granted under the Plan is the price per share of shares to be offered in its Common Stock offering in 1999, or if there is no such offering, the fair market value per share determined by the Board of Directors. The Plan will be administered by the Audit and Compensation Committee created by the Board of Directors. The Board of Directors may amend or terminate the Plan at any time except that stockholder approval of any amendment must be obtained whenever necessary to comply with applicable legal requirements. The Company will receive no monetary consideration for granting these options.

         The Board of Directors limited the number of shares, which can be purchased upon exercise of the options granted in 1999, to a formula amount determined by multiplying the number of shares by a fraction, the numerator of which is the proceeds received by the Company from the sale of the Company's Preferred Stock or Common Stock on or before December 31, 1999, and the denominator of which is $75,000,000. The Board of Directors felt this limitation would encourage the officers of the Company to direct their attention to the Company's capital needs. The shares owned by the optionees upon exercise of their options will not be registered and shall be considered restricted shares which may only be resold pursuant to an effective registration statement, an exemption from registration, or Rule 144.

         If the stockholders do not approve the Plan, all outstanding options will be rescinded.

Warrants

         On June 15, 1999, the Company's Board of Directors, subject to ratification of the stockholders of the Company at its 1999 annual meeting, authorized the issuance of warrants to purchase up to 300,000 shares of the Company's Common Stock ("Warrants") to key management employees of and independent sales agents contractually associated with WMA Agency and its affiliated corporations as consideration for the agreement of WMA Agency to use its "best efforts" to encourage life insurance companies whose policies it sells to reinsure such policies with the Company. There will be no monetary consideration given to the Company for the issuance of the Warrants. No Warrants will be issued to directors of the Company.

         The Warrants will have a six-year term and will be non-transferable except by will and by the applicable laws of descent and distribution. The exercise price per share of the Warrants issued in 1999 will be the price per share as provided in the Company's Common Stock offering in 1999, or if there is no such offering, the fair market value per share determined by the Board of Directors. Thereafter, the price will be the fair market per share value of the Company's Common Stock on the date of issue. Twenty percent (20%) of a Warrant may be exercised for each year after the date in which the Warrant holder has been continuously employed by, or contractually associated with, WMA Agency or any of its affiliates. Warrants may only be exercised during the period commencing on the first anniversary date of issuance and ending on the sixth anniversary date of issuance. A Warrant may not be exercised in any year of the exercise period unless the following conditions are satisfied: (1) the Warrant holder is an employee of, or independent sales agent contractually associated with, WMA Agency or any of its affiliates on the date of each exercise, and (2) the new business production levels established by the Board of Directors for such year have been attained, based upon actual new business production for the immediately preceding year. If the new business production level is not attained by the Company in a given year, the portion of the shares exercisable under the Warrant with respect to such year will be forfeited and no longer exercisable. The Board of Directors believes that the above limitations upon the exercise of the Warrants will encourage the management of WMA Agency to assist the Company in achieving targeted growth in its reinsurance business. Neither the Warrants nor the Common Stock to be issued upon exercise of the Warrants will be registered. The Common Stock shall be considered restricted shares, which may only be resold pursuant to an effective registration statement, an exemption from registration, or Rule 144. There are no registration rights contained in the terms of the Warrant.

         If the stockholders do not approve the issuance of Warrants, all outstanding Warrants will be rescinded.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In June 1999, the Company held a special meeting of the stockholders where the stockholders agreed to amend the Certificate of Incorporation of the Company to create a new class of 10,000,000 authorized shares of preferred stock and to increase the number of authorized shares of common stock from 10,000,000 to 50,000,000. The proposal passed with an affirmative vote of 56.2% of all shares entitled to vote at the meeting. The Company's Annual Meeting of stockholders is scheduled for August 16, 1999.

ITEM 5. OTHER INFORMATION.

         None other than as previously stated herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         No reports were required to be filed on Form 8-K.

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
------         ----------------------

3.1.1             Amendment to Certificate of Incorporation increasing the number of authorized shares of common stock and creating a new class of authorized shares of preferred stock (Attached)

4.1               1999 Stock Option Plan and Stock Option Agreement Form (1)

4.2               Form of Warrant (1)

10.1              Amendment Number 1 to the Automatic Flexible Premium Variable Life
                  Reinsurance Agreement Number 2 between Western Reserve Life Assurance
                  Company of Ohio and WMA Life Insurance Company Limited effective
                  January 1, 1999 (Attached)

27.1              Financial Data Schedule (Attached) (for SEC use only)

                                    FOOTNOTES

(1) Filed on May 19, 1999 as an Exhibit to the Proxy Statement and incorporated herein by reference pursuant to Rule 12b-32.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) The WMA Corporation



By (Signature/Title)               /s/ Edward F. McKernan                              (SEAL) Date: August 16, 1999
                                   --------------------------------------
                                   Edward F. McKernan, Senior Vice
                                   President, Chief Financial Officer,
                                   Actuary, and Director