Form 10QSB
period 1999-09-30
WMA CORP
filed 1999-11-15
CIK 947716

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

         As of September 30, 1999, there were 2,495,010 shares of common stock (.001 par value) outstanding.

         Transitional Small Business Disclosure Format (Check one): Yes No X

                                TABLE OF CONTENTS

                                     PART I

                                                                                                       PAGE NO.
                                                                                                       --------

ITEM 1          Financial Statements                                                                       3

ITEM 2          Management's Discussion and Analysis or Plan of Operation                                 10

                                     PART II

ITEM 1          Legal Proceedings                                                                         20
ITEM 2          Changes in Securities                                                                     20
ITEM 3          Defaults Upon Senior Securities                                                           21
ITEM 4          Submission of Matters to a Vote of Security Holders                                       21
ITEM 5          Other Information                                                                         21
ITEM 6          Exhibits and Reports on Form 8-K                                                          22


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                               THE WMA CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                  1999              1998
                                                                                  ----              ----
                                  ASSETS
Fixed maturity securities - available for sale (amortized cost
 of $2,123,024 and $9,501,564 for 1999 and 1998, respectively)               $  2,091,718       $  9,869,679
Cash and cash equivalents                                                       2,711,102          6,617,710
Investment income due and accrued                                                  30,110            136,196
Reinsurance balances receivable                                                   299,524            101,034
Reinsured policy loans                                                            231,741             45,502
Deferred acquisition costs                                                     58,330,715         27,537,866
Deferred organization costs (net of accumulated amortization
 of $186,869 and $98,565 at 1999 and 1998, respectively)                               --             88,304
Prepaid expenses                                                                  345,163            216,746
Due from World Marketing Alliance, Inc.                                                --              3,507
Fixed assets (net of accumulated depreciation of $43,175 and $7,649 for
 1999 and 1998, respectively)                                                     100,174             84,820
Other assets                                                                           --            179,810
                                                                             ------------       ------------
    Total assets                                                             $ 64,140,247       $ 44,881,174
                                                                             ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Future policy benefits                                                     $  4,651,435       $  2,624,020
  Reinsurance balances due and accrued                                         17,329,420          5,425,467
  Accrued expenses                                                                 89,648            105,854
  Accounts payable                                                                 45,810             70,376
  Due to World Marketing Alliance, Inc.                                             3,878                 --
  Accrued interest payable                                                        451,985            101,099
  Short term debt                                                               5,303,562         10,000,000
  Note payable - long term                                                      5,000,000                 --
  Deferred tax liability                                                        3,782,669          2,181,219
                                                                             ------------       ------------
    Total liabilities                                                          36,658,407         20,508,035
                                                                             ------------       ------------

Stockholders' equity:
  Common stock, par value $.001, 50,000,000 authorized: 2,500,000
     Shares issued in 1999 and 1998                                                 2,500              2,500
  Additional paid-in capital                                                   20,228,973         20,228,973
  Accumulated other comprehensive income (loss)                                   (20,661)           242,977
  Retained earnings                                                             7,320,928          3,948,589
  Treasury stock, at cost (4,990 shares for 1999 and 1998)                        (49,900)           (49,900)
                                                                             ------------       ------------
    Total stockholders' equity                                                 27,481,840         24,373,139
                                                                             ------------       ------------
    Total liabilities and stockholders' equity                               $ 64,140,247       $ 44,881,174
                                                                             ============       ============

          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                                                  1999              1998              1999              1998
                                                                  ----              ----              ----              ----

Revenues:
  Premiums                                                    $ 2,074,400       $ 1,853,639       $  6,186,176       $ 5,383,901
  Reinsured policy revenues                                     4,535,519         1,346,430         10,893,157         2,236,421
  Net investment income                                            95,983           258,971            380,253           786,978
  Net realized (loss) gain on investments                        (144,925)          110,424           (123,299)           94,635
                                                              -----------       -----------       ------------       -----------
    Total revenue                                               6,560,977         3,569,464         17,336,287         8,501,935
Benefits and expenses:
  Benefits, claims and settlement expenses                        921,420           595,465          3,402,163         2,410,778
  Change in future policy benefits                                 (1,358)            6,763             18,845            27,869
  Reinsurance premium allowances, net                           1,418,235           728,749          3,736,775         1,808,581
  Amortization of deferred acquisition costs, net               1,282,089           377,136          3,371,907           933,918
  Professional fees and other expenses                            249,281           193,518            727,473           378,477
  Interest expense                                                431,022                --            933,644                --
  Consulting fees to World Marketing Alliance, Inc.                12,771            45,767             35,876           224,399
                                                              -----------       -----------       ------------       -----------
    Total benefits and expenses                                 4,313,460         1,947,398         12,226,683         5,784,022
                                                              -----------       -----------       ------------       -----------
    Income before income taxes                                  2,247,517         1,622,066          5,109,604         2,717,913
Income tax expense                                               (764,155)         (552,035)        (1,737,265)         (925,685)
                                                              -----------       -----------       ------------       -----------
    Net income                                                $ 1,483,362       $ 1,070,031       $  3,372,339       $ 1,792,228
                                                              ===========       ===========       ============       ===========

Basic and diluted income per share                            $      0.59       $      0.43       $       1.35       $      0.72
                                                              ===========       ===========       ============       ===========

Weighted-average common shares outstanding                      2,495,010         2,495,010          2,495,010         2,496,018
                                                              ===========       ===========       ============       ===========

          See accompanying notes to consolidated financial statements.

                              THE WMA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                   1999                    1998
                                                                                   ----                    ----
Cash flows from operating activities:
  Net income                                                                     $  3,372,339       $  1,792,228
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Amortization and depreciation                                                     3,495,737            961,246
  Deferred tax expense                                                              1,737,265            925,685
  Net realized loss (gain) on investments                                             123,299            (94,635)
  Change in:
    Investment income due and accrued                                                 106,086            109,033
    Reinsurance balances receivable                                                  (198,490)           121,991
    Reinsured policy loans                                                           (186,239)                --
    Deferred acquisition costs                                                    (34,164,756)       (16,713,939)
    Prepaid expenses                                                                 (128,417)          (679,034)
    Due from World Marketing Alliance, Inc.                                             3,507             (2,607)
    Other assets                                                                      179,810                783
    Future policy benefits                                                          2,027,415            641,557
    Reinsurance balances payable                                                   11,903,953          5,171,280
    Accrued expenses                                                                  (16,206)           (11,235)
    Accounts payable                                                                  (24,566)            12,959
    Accrued interest payable                                                          350,886                 --
    Due to WMA Management Services, Inc.                                                   --           (120,000)
    Due to World Marketing Alliance, Inc.                                               3,878             (1,916)
                                                                                 ------------       ------------
      Net cash used in operating activities                                       (11,414,499)        (7,886,604)
                                                                                 ------------       ------------

Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities                              7,255,209          8,103,247
  Purchase of fixed assets                                                            (50,880)            (2,918)
                                                                                 ------------       ------------
      Net cash provided by investing activities                                     7,204,329          8,100,329
                                                                                 ------------       ------------

Cash flows from financing activities:
  (Decrease) increase of principal due on short-term debt                          (4,696,438)         5,000,000
  Proceeds from long-term note                                                      5,000,000                 --
  Purchase of treasury stock                                                               --            (27,900)
                                                                                 ------------       ------------
    Net cash provided by financing activities                                         303,562          4,972,100
                                                                                 ------------       ------------
    Net (decrease) increase in cash and cash equivalents                           (3,906,608)         5,185,825
Cash and cash equivalents at beginning of period                                    6,617,710          1,469,663
                                                                                 ------------       ------------
Cash and cash equivalents at end of period                                       $  2,711,102       $  6,655,488
                                                                                 ============       ============
Supplemental disclosure of cash flow information:
  Interest paid                                                                  $         --       $         --
                                                                                 ============       ============
  Income taxes paid                                                              $         --       $         --
                                                                                 ============       ============


          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

(1)   BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The unaudited financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 1998 Form 10-KSB Annual Report as filed with the Securities and Exchange Commission.

(2)   DEFERRED TAX

         Deferred income tax liabilities and related expenses are determined in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109) using an effective federal tax rate of 34%. SFAS No. 109 specifically excludes recognition of the "small life insurance company deduction" available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on the Company's earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No.109, at September 30, 1999.

(3)   COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No.130) establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 effective January 1, 1998. The primary component of the difference between net income and comprehensive income for the Company is unrealized gains on securities. Total comprehensive income for the quarter ended September 30, 1999 was $1,484,854 compared to $1,104,412 for the quarter ended September 30, 1998. Total comprehensive income for the nine months ended September 30, 1999 was $3,108,701 compared to $2,023,689 for the nine months ended September 30, 1998.

(4)   ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No.133 (SFAS No. 137). This statement defers the effective date of SFAS No. 133. The provisions of SFAS No.137 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000; however, the Company does not believe such provisions will have a significant impact on the financial statements upon adoption.

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

(5)   EARNINGS PER SHARE

         Basic income per share is computed on the weighted-average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. In August 1999, the Company's stockholders authorized a 1999 stock option plan and approved the issuance of options to purchase up to 450,000 shares of stock under such stock option plan. Such stock options have been considered for purposes of calculating diluted earnings per share, however, based on the per share exercise price of the options granted, there is no difference between basic and diluted earnings per share.

(6)   SEGMENT REPORTING

         The Company has two reportable segments: non-universal life-type agreements and universal life-type agreements.* The reportable segments are determined based on the nature of the reinsurance treaties and the accounting treatment used for the various reinsurance treaties. The Company reinsures certain variable universal life policies on a monthly renewable term ("MRT") basis. MRT reinsurance involves the reinsurance of mortality risk whereby premiums are not directly related to the premium rates on the original plan of insurance and the ceding company is liable for the total net amount of risk of the policies reinsured. The Company's MRT agreements are accounted for under SFAS No. 60 accounting principles. The Company also reinsures certain variable annuity contracts and variable universal life policies on a coinsurance and modified coinsurance basis. Coinsurance involves the reinsurance of mortality and investment risks on the same basis as that of the underlying policies. The ceding life companies and the Company share in these risks in the same manner. The Company's existing coinsurance agreements are accounted for under SFAS No. 97 accounting principles. Items not directly related to the business segments and unallocated corporate items (i.e., other income, interest expense on corporate debt and unallocated operating expenses) are shown separately, consistent with the Company's internal measurement process. Segment assets reported include those assets directly attributable to the reinsurance treaties such as reinsurance balances receivable, deferred acquisition costs, policy loans, prepaid expenses, invested assets and cash. Invested assets are allocated to the treaties based upon the letters of credit posted in support of the statutory reserves held which is consistent with the Company's internal measurement process.

-----------------
* Non-universal life-type agreements and universal life-type agreements as referenced in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, paragraphs 44 and 45.

                                SEGMENT REPORTING

                                                          Three months ended                            Three months ended
                                                          September 30, 1999                            September 30, 1998
                                                          ------------------                            ------------------

(Amounts shown in thousands)          Non-Universal  Universal                         Non-Universal  Universal
                                         Life-Type   Life-Type    Other       Totals     Life-Type    Life-Type   Other    Totals
Premiums                                  $2,074                            $  2,074       $1,854                         $ 1,854
Reinsured policy revenues                              4,535                   4,535                     1,346              1,346
Benefits, claims and
 settlement expenses                         489         431                     920          621          (19)               602
Reinsurance premium
 allowances, net                             527         891                   1,418          494          235                729
Amortization of deferred
 acquisition costs                            41       1,241                   1,282           15          362                377
                                          ------      ------      -------   --------       ------      -------    -----   -------
Underwriting profit                        1,017       1,972                   2,989          724          768              1,492

Net investment income (expense)               55          61          (20)        96           71          137       51       259
Net realized gain (loss)
 on investments                                                      (145)      (145)                               110       110
Other expenses                                13         240          440        693            5           31      203       239
                                          ------      ------      -------   --------       ------      -------    -----   -------
Segment operating income (loss)
 before tax                                1,059       1,793         (605)     2,247          790          874      (42)    1,622
Income tax expense (benefit)                 360         610         (206)       764          269          297      (14)      552
                                          ------      ------      -------   --------       ------      -------    -----   -------
Segment net income (loss)                 $  699       1,183         (399)  $  1,483       $  521          577      (28)  $ 1,070
                                          ======      ======      =======   ========       ======      =======    =====   =======
Segment assets                            $6,112      74,367      (16,339)  $ 64,140       $6,160       27,689    4,950   $38,799
                                          ======      ======      =======   ========       ======      =======    =====   =======


                                                          Nine months  ended                            Three months ended
                                                          September 30, 1999                            September 30, 1998
                                                          ------------------                            ------------------

(Amounts shown in thousands)   Non-Universal   Universal                          Non-Universal  Universal
                                 Life-Type     Life-Type      Other      Totals     Life-Type    Life-Type   Other        Totals
Premiums                          $ 6,186                               $ 6,186      $5,384                               $ 5,384
Reinsured policy revenues                        10,893                  10,893                    2,236                    2,236
Benefits, claims and
 settlement expenses                2,068         1,353                   3,421       2,413           26                    2,439
Reinsurance premium
 allowances, net                    1,579         2,158                   3,737       1,445          363                    1,808
Amortization of deferred
 acquisition costs                    136         3,235                   3,371         131          803                      934
                                  -------       -------       -------   -------      ------      -------      ------      -------
Underwriting profit                 2,403         4,147                   6,550       1,395        1,044                    2,439

Net investment income                 127           143           110       380         138          137         512          787
Net realized gain (loss)
 on investments                                                  (123)     (123)                                  95           95
Other expenses                         25           359         1,313     1,697          13           94         496          603
                                  -------       -------       -------   -------      ------      -------      ------      -------
Segment operating income
 (loss) before tax                  2,505         3,931        (1,326)    5,110       1,520        1,087         111        2,718
Income tax expense (benefit)          852         1,336          (451)    1,737         517          370          39          926
                                  -------       -------       -------   -------      ------      -------      ------      -------
Segment net income (loss)         $ 1,653         2,595          (875)  $ 3,373       1,003          717          72      $ 1,792
                                  =======       =======       =======   =======      ======      =======      ======      =======
Segment assets                    $ 6,112        74,367       (16,339)  $64,140      $6,160       27,689       4,950      $38,799
                                  =======       =======       =======   =======      ======      =======      ======      =======

         Of the total premiums and reinsured policy revenues above, 89% and 90% relate to business reinsured by Western Reserve Life Assurance Co. of Ohio ("Western Reserve"), for the three months ended September 30, 1999 and 1998, respectively. For the nine-month periods ending September 30, 1999 and 1998, 88% and 90% of the total premiums and reinsured policy revenues shown above relate to business reinsured by Western Reserve. Of the total underwriting profit above, 88% and 84% relate to business reinsured by Western Reserve for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, 87% and 83% of the total underwriting profit above relate to business reinsured by Western Reserve.

(7)   RECLASSIFICATION

         The Company has reclassified the presentation of certain 1998 information to conform to the 1999 presentation.

(8)   SUBSEQUENT EVENTS

         WMA Life Insurance Company Limited ("WMA Life") entered into a letter of intent with Western Reserve to reinsure two new products introduced for sale in late 1999. The agreement provides for the reinsurance of the WRL Freedom Protector Term (including riders and supplemental benefits), a term life insurance product, and the WRL Financial Freedom Accumulator (including riders and supplemental benefits), a flexible premium whole life insurance product sold by producers of WMA Securities, Inc. and issued by the reinsured. Western Reserve will cede and WMA Life will coinsure policies of these plans on a twenty percent (20%) quota share, commencing with policies issued on or after January 1, 2000. The cession is contingent on WMA Life demonstrating that its unassigned invested securities, together with anticipated cash flows, are sufficient to meet expected reinsurance settlements through Year 2000 under the proposed agreement.

         The Company has been exploring alternatives to restructure its line of credit with Money Services, Inc. ("MSI"), of which all outstanding balances of principal and interest under this line of credit become due and payable upon the earlier of: (i) December 31, 1999; or (ii) the closing of the Company's offerings related to the private sale of preferred and common stock to institutional and other accredited investors. If sufficient proceeds are not obtained from the private placement offerings and alternative sources of financing are not obtainable at an acceptable cost before December 31, 1999, the Company will be unable to repay amounts borrowed from MSI under this line of credit agreement. The alternatives have focused on: (i) an extension which defers the balance of any remaining amounts due under the line of credit until the closing of the Company's offerings; and (ii) obtaining a $5.8 million term note to be applied toward the existing outstanding balances on the line of credit. There can be no assurance that such alternatives would be available to the Company at an acceptable cost, if at all. If alternative sources of financing cannot be obtained at an acceptable cost, Western Reserve, pursuant to the terms of the line of credit agreement with MSI, would, upon the Company's failure to timely repay loans obtained under the line of credit agreement, have the right to recapture a portion of the business ceded to WMA Life during 1998. The recapture of business, previously ceded to WMA Life, would result in a material disruption in the Company's earnings, growth and business plan.

         The Company has also been discussing with Western Reserve the recapture of all or a portion of the variable universal life and variable annuity business ceded to WMA Life during 1999 on a coinsurance and modified coinsurance basis. In accordance with the terms of the reinsurance agreements amended in 1999, the Company has been deferring settlements due Western Reserve for business ceded to the Company during 1999. If sufficient proceeds are not obtained from the private placement offerings and alternative sources of financing are not obtainable at an acceptable cost before December 31, 1999, the Company will be unable to pay the deferred settlements on that date, thereby allowing Western Reserve the option to recapture business previously ceded during 1999. The recapture of business, previously ceded to WMA Life would result in a material disruption in the Company's earnings, growth and business plan.

         For further discussion regarding the MSI line of credit, the deferred reinsurance settlements, and the private placement offerings, refer to the Liquidity and Capital Resources Section of the Management's Discussion and Analysis or Plan of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis or Plan of Operation ("MD&A") addresses the financial condition of the Company as of September 30, 1999, compared with December 31, 1998, and its results of operations for the third quarter and nine months ended September 30, 1999 compared with the equivalent 1998 periods. This discussion should be read in conjunction with the MD&A in the Company's 1998 Form 10-KSB Annual Report.

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

         The following tables show, by Ceding Life Company, the percentage of WMA Agency business reinsured by the Company.

                         Life Insurance Applications(1)


                                                               NINE MONTHS ENDED
Ceding Life Company                                                 9/30/99          1998             1997
-------------------                                                 -------          ----             ----

Western Reserve Life Assurance Co. of Ohio ("Western
Reserve")                                                             79%             81%              85%

Kemper Investors Life Insurance Company ("Kemper")                     3               4                2
                                                                     ----            ----             ----
Total Subject to Reinsurance                                          82%             85%              87%
Total Not Subject to Reinsurance                                      18              15               13
                                                                     ----            ----             ----
Total Applications Submitted                                         100%            100%             100%

                             Annuity Applications(1)

                                                               NINE MONTHS ENDED
                                                                    9/30/99              1998            1997
                                                                    -------              ----            ----
Ceding Life Company
-------------------
Western Reserve                                                       66%                  44%             0%

American Skandia Life Assurance Corporation ("American
Skandia")                                                             11                   16             13
                                                                     ---                  ---            ---
Total Subject to Reinsurance                                          77%                  60%            13%
Total Not Subject to Reinsurance                                      23                   40             87
                                                                     ---                  ---            ---
Total Applications Submitted                                         100%                 100%           100%

(1) As reported to WMA Agency by life insurance companies, of applications for life insurance and annuity policies submitted by WMA Agency, and that WMA Agency monitors on a regular basis.

         WMA Life's revenues do not, and are not expected to, bear any relationship to the distribution of business placed by the companies with whom WMA Agency does business as illustrated by the above tables. The reasons WMA Life's revenues will diverge from the relationships noted above include, but are not limited to, the nature, mix and pricing of the products reinsured; the terms of the various reinsurance agreements; and the prescribed generally accepted accounting for such products and reinsurance structures.

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

         At September 30, 1999, WMA Life's reinsurance inforce on life insurance policies, including riders, constituted 250,963 policies and riders with an aggregate face amount of $7.65 billion. This is an increase of 42,642 life insurance policies and riders, or 20%, and $1.53 billion of inforce face amount, or 25%, from December 31, 1998. At September 30, 1999, WMA Life had reinsurance inforce with respect to variable annuities for 20,937 policies with reinsured annuity contract benefits of $310 million. This is an increase of 10,909 annuity policies, or 109%, and $152 million of annuity contract benefits, or 96%, from December 31, 1998.

         The following table indicates the percentage of WMA Life's reinsurance revenues derived from the Ceding Life Companies:

                                     NINE MONTHS
                                        ENDED
CEDING LIFE COMPANY                     9/30/99    1998      1997
-------------------                     -------    ----      ----

Western Reserve                           88%       89%       95%
American Skandia                           9         9         4
Kemper                                     3         2         1
                                         ---       ---       ---
      Total                              100%      100%      100%


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

         The Company and Western Reserve amended the variable annuity and VUL coinsurance and modified coinsurance agreements effective January 1, 1999 to defer financial settlements on variable annuities and VUL policies issued during 1999 until December 30, 1999. Beginning April 1, 1999, a reinsurance fee of 9% per annum accrues on the deferred reinsurance settlement balances. Settlements on policies issued prior to 1999 under these agreements continue to be settled on a quarterly basis. (See further discussion under Liquidity and Capital Resources.)


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

         WMA Life defers costs that vary with and are directly associated with the acquisition of the reinsured policies. These expenses are deferred to the extent that such costs are deemed recoverable from future policy revenues in accordance with Generally Accepted Accounting Principles ("GAAP") and are recorded as deferred acquisition costs on the balance sheet. Deferred acquisition costs were $58.33 million at September 30, 1999, an increase of $30.79 million, or 112%, for the first nine months of 1999. During this same period, first-year life insurance premiums collected totaled $24.52 million, an increase of $10.16 million, or 71%, and annuity premiums totaled $147.52 million, an increase of $31.25 million, or 27%.

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

         Under the coinsurance and modified coinsurance agreements, the amortization of the deferred acquisition cost is in proportion to the ratio of gross profits recognized during the then current period to total anticipated gross profits. During each accounting period, assumptions used in calculating the amortization of the Company's deferred acquisition expense reflect actual experience for the then current accounting period. Management also reviews, on a periodic basis, evolving experience with regard to the Company's assumptions, concerning future experience with regard to mortality, persistency, investment yields and expenses, in determining its estimate of future gross profits. To the extent management believes variances from expected assumptions are permanent, rather than temporal, assumptions used with regard to future experience will be changed. Upon adoption of any change in assumptions used with regard to future experience, the amortization of the Company's deferred acquisition cost will be recalculated and will be reflected during the then current accounting period.

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

         The liability for future policy benefits was $4.65 million at September 30, 1999, an increase of $2.03 million, or 77% for the first nine months of 1999. The liability at September 30, 1999 is comprised of two components: the liabilities related to the coinsurance of variable annuity and VUL policyholder obligations, and liabilities under the Company's MRT reinsurance agreements. The liability, with regard to the MRT reinsurance, which represents the present value of future benefits to be paid and related expenses, less the present value of future net premiums (that portion of the premium required to provide for all benefits and expenses), is estimated using the same methods and assumptions used to amortize the deferred acquisition costs under the MRT agreements. The liability for the fixed account portions of the Western Reserve variable annuity and VUL coinsurance agreements is equal to reinsured policy account balances. To date, management believes the assumptions used regarding its liability for future policy benefits are appropriate for its circumstances.

RESULTS OF OPERATIONS

         Revenues. Revenues increased by $2.99 million, or 84%, and $8.83 million, or 104%, for the third quarter and the nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. The increase was primarily attributable to the growth in revenues associated with the coinsurance and modified coinsurance agreements. To a lesser extent, the increase was attributable to the growth in premiums associated with the MRT agreements.

         Premiums. Premiums increased by $221,000, or 12%, and $802,000, or 15%, for the third quarter and the nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. The increase in premiums was primarily attributable to the increasing duration of the policies in force because premiums increase with the advancing age of the insured. However, the number of policies and riders reinsured on a MRT basis decreased by 10,097, or 6%, from 160,588 at September 30, 1998 to 150,491 at September 30, 1999 due to the discontinuation of Western Reserve's Financial Freedom Builder VUL policies reinsured on a MRT basis, for policies issued after March 31, 1998, and the lapsing of in force policies. Management expects the MRT inforce business to continue to decline as policyholders terminate their policies either as a result of surrender or premium lapse.

         Reinsured Policy Revenues. Reinsured policy revenues increased by $3.19 million, or 236%, and $8.65 million, or 386%, for the third quarter and the nine months ended September 30, 1999, respectively, as compared to the same periods of 1998. The revenue increase was largely attributable to the VUL coinsurance and modified coinsurance agreement with Western Reserve and also to the variable annuity agreements with Western Reserve and American Skandia. Of the $10.89 million Reinsured policy revenues for the nine months ended September 30, 1999, $3.32 million was attributable to the variable annuity agreements compared to $850,000 for the same period in 1998, an increase of $2.47 million, or 291%. The remaining $7.57 million of Reinsured policy revenues for the nine months ended September 30, 1999, was attributable to the VUL coinsurance and modified coinsurance agreement as compared to $1.39 million for the same period in 1998, an increase of $6.18 million, or 445%. These revenues reflect policy cost of insurance charges, mortality and expense charges, policy administration charges, asset based allowances and deferred sales charges under the coinsurance and modified coinsurance agreements, as they relate to universal life-type contracts.

         Net Investment Income and Net Realized Gain (Loss) on Investments. Net investment income decreased by $163,000, or 63%, and $407,000, or 52%, for the third quarter and the nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. Investment income is earned from the investment in securities (fixed income and equity) and cash equivalents. Investment expenses of $54,000 and $23,000 for the first nine months of 1999 and 1998, respectively, related to investment advisor fees and custodial fees, were netted with gross investment income excluding realized gains and losses. The decrease in net investment income was primarily due to the reduction in total investments resulting from the sale of fixed income securities in order to pay the Ceding Life Companies for reinsurance expense allowances and benefits. The principal components of these payments are attributable to the Western Reserve VUL and variable annuity coinsurance and modified coinsurance agreements. The sale of fixed income securities in the third quarter of 1999 resulted in a Net realized loss on investments of $145,000, a decrease of $255,000, or 232%, for the quarter ended September 30, 1999, as compared to the same period in 1998. The sale of fixed income securities for the first nine months of 1999 resulted in a Net realized loss on investments of $123,000, or a decrease of $218,000, or 229%, as compared to the same period in 1998.

         Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses increased by $326,000, or 55%, and $991,000, or 41%, for the third quarter and the nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. This increase primarily resulted from an increase in volume of in force business. The amount of in force business at September 30, 1999 was $7.65 billion as compared to $5.76 billion at September 30, 1998, which represents a $1.89 billion, or 33% increase.

         Benefits, claims and settlement expenses decreased $402,000, or 30%, to $921,000 for the three month period ending September 30, 1999 from $1,323,000 for three month period ending June 30, 1999. The decrease was attributable primarily to lower than expected mortality experience, and, to a lesser extent, to a reversal of $102,000 due to denied claims reported during prior periods. The Company's profitability, in part, depends on the volume and amount of death claims incurred. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods, and are subject to fluctuation from quarter to quarter and year to year.

Claims paid plus those incurred in the third quarter of 1999 were approximately 25% lower than otherwise expected based upon prior claims activity. Estimated additional net income was $270,000 for the third quarter due to this lower than expected claims activity. A review of October 1999 claims activity indicates there has not been a delay in reporting of claims incurred. However, management believes this activity is unique to third quarter results and is not indicative of future experience.

         Changes in Future Policy Benefits. The Change in future policy benefits decreased by $8,000, or 114%, and decreased by $9,000, or 32%, for the third quarter and the nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. The change in the liability for future policy benefits related to MRT policies has been relatively static from period to period, especially due to the discontinuation of new VUL business reinsured on a MRT basis that is now being reinsured on a coinsurance and modified coinsurance basis. The liabilities under the Company's MRT reinsurance agreements increased $23,000, or 11%, from September 30, 1998 to September 30, 1999.

         Reinsurance Premium Allowances Net. Net reinsurance premium allowances increased by $689,000, or 95%, and $1.93 million, or 107%, for the third quarter and the nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. Gross reinsurance premium allowances represent a portion of reinsurance premiums paid or allowed by WMA Life to the Ceding Life Companies for each policy reinsured. A certain portion of the gross reinsurance allowances, with regard to the production of new business was related to the Company's share of commissions, underwriting costs and other expenses from the production of new business incurred by the Ceding Life Companies on the business reinsured. These amounts have been deferred to the extent that such costs are deemed recoverable from future policy revenue in accordance with GAAP. The balance of those amounts not deferred are reflected as net reinsurance premium allowances and are often a level percentage of individual policy revenues (e.g., renewal reinsurance allowances). Similar to the increase in revenues, the increase in net reinsurance premium allowances was due to an increase in the MRT premiums in force and placement of the variable annuity and the VUL business reinsured on a coinsurance and modified coinsurance basis.

         Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased by $905,000, or 240%, and $2.44 million, or 262%, for the third quarter and the nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. The increase in amortization of deferred acquisition costs was attributable to increased revenues, primarily reinsured policy revenues, associated with business reinsured and with the placement of new business.

         Professional Fees and Other Expenses. Professional fees and other expenses increased by $56,000, or 29%, and $349,000, or 92%, for the third quarter and the nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. Expenses include professional fees for legal, actuarial and accounting expenses incurred, operating expenses, and other miscellaneous expenses. The increase in expenses was primarily associated with an increase in the amount of reinsurance business activities and expenses relating to the administration of the Company. Salary expenses are included in the first nine months of 1999, but not for the corresponding period in 1998 due to the Company's utilization of WMA Agency's employees for administrative functions in 1998. (See discussion below.)

         Consulting Fees to World Marketing Alliance Inc. Consulting fees to World Marketing Alliance, Inc. decreased by $33,000, or 72%, and $188,000, or 84%, for the third quarter and the nine months ended September 30, 1999, respectively, as compared to the same periods of 1998. Consulting fees to WMA Agency consist of the funding of certain operating and travel-related expenses for the Company. During the first seven months of 1998, WMA Agency employees performed administrative functions for the Company until the Company completed the hiring of its employees. The Company paid WMA Agency a monthly payroll allocation based upon the amount of time the WMA Agency employees provided services to the Company.

         The Company has a Sublease Agreement with WMA Agency, pursuant to which the Company pays annual rent of $18,675 to WMA Agency for 1,500 square feet of office space. The Company also has a Corporate Services Agreement with WMA Agency pursuant to which WMA Agency provides corporate services to the Company for a fixed monthly fee of $2,250, adjusted annually.

         Interest Expense. Interest expense increased by $431,000 and $934,000 for the third quarter and the nine months ended September 30, 1999. This increase was due to interest incurred on the short-term financing received from Money Services, Inc. ("MSI"), a five-year term note issued to MSI, and to the reinsurance fees associated with the deferred settlements on the variable annuity and VUL policies. (See further discussion under Liquidity and Capital Resources.)

         Income Taxes. Income taxes increased by $212,000, or 38%, and $811,000, or 88%, for the third quarter and the nine months ended September 30, 1999, respectively, as compared to the same periods in 1998 due to higher levels of Income before income taxes. The Company's effective tax rate was 34% in 1999 and 1998.

         Net Income. As a result of the foregoing, net income for the quarter ended September 30, 1999 was $1.48 million compared to $1.07 million, an increase of $413,000, or 39%, for the comparable period ended September 30, 1998. Net income for the nine months ended September 30, 1999 was $3.37 million compared to $1.79 million, an increase of $1.58 million, or 88%, for the nine months ended September 30, 1998.

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

         For the nine-month period ended September 30, 1999, net cash flows used in operating activities were $11.41 million, compared to $7.89 million for the same period ended September 30, 1998. This increase was due primarily to additional cash required to reimburse Western Reserve for first-year reinsurance allowances as a result of the VUL and variable annuity coinsurance and modified coinsurance agreements, which became effective in 1998. Further, the period ended September 30, 1999 reflects activity associated with reinsured VUL policies issued over the preceding eighteen months, as compared to only six months of similar activity for the period ending September 30, 1998. First year life insurance premiums reinsured under the coinsurance and modified coinsurance agreement, increased by $31.52 million, or 238%, for the nine month period ended September 30, 1999, as compared to the nine-month period ended September 30, 1998. The increase in cash flows also reflects, to a lesser extent, increases in business written under the variable annuity agreements with American Skandia and Western Reserve. Annuity premiums reinsured increased by $57.50 million, or 64%, for the nine-month period ended September 30, 1999, as compared to the nine-month period ended September 30, 1998.

         On September 30, 1998, the Company entered into a $10 million line of credit agreement with Money Services, Inc. ("MSI"), a subsidiary of AEGON USA, Inc., pursuant to the terms of which the Company borrowed $10 million to cover its cash needs. Through March 31, 1999, interest accrued at the rate of 8% on amounts drawn under this line of credit. On April 1, 1999, accrued interest through March 31, 1999 was added to the outstanding principal balance and the interest rate increased from 8% to 9%. On July 30, 1999, $5 million from proceeds made available from the issuance of a five-year term note to MSI (discussed below) were applied to reduce the outstanding principal balance. All remaining balances of principal and interest under this line of credit become due and payable upon the earlier of: (i) December 31, 1999; or (ii) the closing of the Company's offerings related to the private sale of preferred and common stock to institutional and other accredited investors. As of September 30, 1999, the Company had an outstanding principal balance of $5,303,562 million and accrued interest of $387,259 in regard to the line of credit.

         On July 30, 1999, the Company issued a $5 million, five year term note to MSI due on July 29, 2004. Interest is payable at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. MSI may convert, after December 31, 1999 and prior to July 29, 2004, the outstanding principal balance of this note into Common Stock of the Company. Upon conversion, the number of shares of Common Stock which may be obtained per each $100.00 of the outstanding principal amount of the note shall be the greater of (a) 4.17 shares; or (b) 62.5 divided by the average price per share of Common Stock sold by the Company in private placements of its Common Stock in 1999. The note may be redeemed after July 29, 2002, in whole or in part, at the Company's option, at the redemption price, which shall include all accrued but unpaid interest to the date of redemption. If the note is redeemed prior to July 29, 2004, interest shall accrue on the outstanding principal amount at the rate of 9% per annum from the date of the note through the date of redemption. As of September 30, 1999, the Company had an outstanding principal balance of $5,000,000 million and accrued interest of $64,726 in regard to the term note.

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

         If sufficient proceeds are not obtained from the private placement offerings and alternative sources of financing are not obtainable at an acceptable cost before December 31, 1999, the Company would be unable to repay amounts that it had borrowed from MSI under the line of credit agreement. Western Reserve, pursuant to the terms of the line of credit agreement with MSI, would, upon the Company's failure to timely repay loans obtained under the line of credit agreement, have the right, until such loans are paid in full, to (i) recapture business previously ceded to the Company for reinsurance, and (ii) reduce the Company's quota share of new business to be reinsured under its reinsurance agreements with WMA Life to a level where the Company's available cash could meet its continuing obligations under the reinsurance agreements, which reduction could be to zero. In such a case, Western Reserve would no longer be required to cede new policies to the Company for reinsurance under the agreements.

         Since Company's management is not anticipating it will secure sufficient proceeds from the private placement offerings before December 31, 1999, the Company has been exploring alternatives to restructure its line of credit with MSI. The alternatives have focused on: (i) an extension which defers the balance of any remaining amounts due under the line of credit until the closing of the Company's offerings, and (ii) obtaining a $5.8 million term note to be applied toward the existing outstanding balances on the line of credit. There can be no assurance that such alternatives would be available to the Company at an acceptable cost, if at all. If alternative sources of financing cannot be obtained at an acceptable cost, Western Reserve, pursuant to the terms of the line of credit agreement with MSI, would, upon the Company's failure to timely repay loans obtained under the line of credit agreement, have the right to recapture a portion of the business ceded to WMA Life during 1998. The recapture of business previously ceded to WMA Life would result in a material disruption in the Company's earnings, growth and business plan.

         Effective January 1, 1999, with regard to variable annuities and VUL policies issued during 1999, the Company and Western Reserve amended the variable annuity and VUL coinsurance and modified coinsurance agreements to defer financial settlements until December 30, 1999. If the Company does not settle before December 31, 1999, Western Reserve will have the option to recapture the reinsurance placed with WMA Life on the policies issued during 1999, at which time the deferred reinsurance settlements otherwise due Western Reserve will be extinguished. In addition to the existing terms of the agreements, a reinsurance fee at an effective annual rate of 9% accrues on the deferred reinsurance settlement balances beginning April 1, 1999. As of September 30, 1999, approximately $13 million of the Reinsurance balances due and accrued were deferred under the VUL coinsurance and modified coinsurance agreement. Approximately $3 million of the Reinsured balances due and accrued were deferred as of September 30, 1999 under the variable annuity coinsurance and modified coinsurance agreement. With regard to variable annuities and VUL policies issued during 1998, financial activity will continue to be settled on a quarterly basis.

         If sufficient proceeds are not obtained from the private placement offering and alternative sources of financing are not obtainable at an acceptable cost before December 31, 1999, the Company would be unable to settle the deferred reinsurance balances under the variable annuity and VUL coinsurance and modified coinsurance agreements with Western Reserve. Western Reserve, pursuant to the terms of the agreement would, upon the company's failure to timely settle the deferred reinsurance balances, have the right to recapture variable annuity and VUL policies issued during 1999 and previously ceded to the company. Company management estimates that if, in accordance with the terms of the agreements, Western Reserve were to recapture these policies for the nine-month period ended September 30, 1999, net income would be reduced approximately $700,000 or 21%. Further, recapture of business previously ceded to WMA Life would result in a material disruption in the Company's earnings, growth and business plan.

         Considering Company's management is not anticipating it will secure sufficient proceeds from the private placement offerings before December 31, 1999, the Company has been discussing with Western Reserve the recapture of the variable annuity and VUL policies issued during 1999, and reinsured with WMA Life. During these discussions, the Company and Western Reserve have explored certain alternatives to the recapture of all policies issued during 1999, and reinsured by WMA Life. The proposed alternatives include (i) amending the VUL coinsurance and modified coinsurance agreement to entitle WMA Life to retain the mortality risk previously ceded by Western Reserve, and (ii) reducing the quota share on the variable annuity coinsurance and modified coinsurance agreement to a level that can be supported by the Company's invested securities and future cash flows. While these alternatives could slightly reduce the charge to earnings that may otherwise occur upon recapture of all policies issued and reinsured during 1999 under these agreements, there can be no assurance that these proposals will be acceptable to either the Company or Western Reserve.

         The Company's primary source of liquidity was $2.71 million in cash and cash equivalents at September 30, 1999, a decrease of $3.94 million from September 30, 1998. The effective duration of the Company's fixed income portfolio is 3.8 years, with 100% of the fixed income securities having an effective maturity of less than 10 years. The Company's fixed income portfolio represents 100% of the total invested assets, and has an average quality rating of Aa2 by Moody's.

         In addition to the financing activities described above, the Company has used its principal paydowns from its mortgage-backed securities and sales of its fixed securities to reimburse the Ceding Life Companies for allowances associated with the American Skandia and Western Reserve agreements. The net cash provided by investing activities for the nine-month period ended September 30, 1999 was $7.20 million, compared to $8.10 million for the same period ended September 30, 1998. Net cash provided by financing activities for the nine-month period ended September 30, 1999 was $303,562, due to the capitalization of interest on short term debt in the second quarter of 1999 and to the issuance of a $5 million term note of which the proceeds were applied to reduce the outstanding principal balance of the short-term debt during the third quarter of 1999. For the same period ended September 30, 1998, $4.97 million used in financing activities was due primarily to the issuance of short-term debt in the third quarter of 1998.

         The WMA Corporation is a holding company with no direct operations, and its principal asset is the capital stock of WMA Life and $209,000 of cash and invested assets. The Company relies primarily on funds retained at the holding company level and potential dividends from WMA Life to meet ongoing cash requirements of the holding company. The ability of WMA Life to pay dividends to the Company is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda. As of September 30, 1999, WMA Life had the statutory capacity to pay $4.59 million in dividends.

         Under the Company's reinsurance agreements, the Company is required to provide security through a Letter of Credit ("LOC") for the benefit of the Ceding Life Companies. The Company has three LOCs with Western Reserve as beneficiary under each of the reinsurance agreements in place with Western Reserve for a total of $3.70 million in support of reserve credits. WMA Life also has previously secured a LOC of $140,000 in favor of Kemper. The LOCs were issued by IBJ Whitehall Bank & Trust Company, the Company's custodian, and collateralized by the Company's assets held with the custodian. In September 1999, IBJ Whitehall notified the Company that they were exiting the custody business. As a result, the Company has been actively searching for a new custodian. Negotiations have begun with a new custodian and conversion of the custody accounts is expected to be complete by the end of 1999.

         As a result of the 1995 offering, the Company sold 2,000,000 shares of Common Stock and 500,000 warrants for gross proceeds of $20.5 million (excluding deferred organization costs of $517,000). The Company believes that its existing sources of cash, together with the net proceeds from the sale of all Preferred Stock and Common Stock shares offered to institutional and other accredited investors, will be sufficient to meet the Company's cash needs for its current business through the end of 2000. If sufficient proceeds are not available from the sale of Preferred Stock and Common Stock in the private offerings, or if the Company's cash requirements are greater than anticipated, the Company will have to resort to other methods of raising the necessary capital to finance its capital and liquidity needs, such as retrocessions of reinsured business, borrowing from financial institutions or the sale of additional securities in other private or public offerings. There can be no assurance that such alternatives would be available to the Company at an acceptable cost, if at all. If alternative sources of financing cannot be obtained at an acceptable cost, the Company may seek to terminate or amend one or more reinsurance agreements in light of its inability to meet its requirements under such agreements. The termination or amendment of one or more reinsurance agreements would result in a material disruption in the Company's earnings, growth and business plan.


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

          The Company has solicited and received written notice from the Ceding Life Companies as to the status of their year 2000 compliance programs. The Company's largest reinsurance relationship is with Western Reserve, who has advised the Company that all of their mission-critical systems are year 2000 compliant and ready. Western Reserve has also advised the Company that it will continue validation and revalidation testing of its internal systems as well as those systems which interface with third partners throughout 1999. However, there can be no guarantees that their efforts to remediate their internal systems will be trouble free.

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

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

         At September 30, 1999, neither the Company nor its subsidiary were involved in any legal proceedings.

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

         The stockholders ratified and approved the Plan and the issuance of options at the Annual Meeting.

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

         Each Warrant issued in 1999 entitles the holder to purchase one share of Common Stock. The Board of Directors limited the number of shares, which can be issued upon exercise of a Warrant, to a formula amount determined by multiplying the number of shares by a fraction, the numerator of which is the proceeds received by the Company from the sale of the Company's Preferred Stock or Common Stock on or before December 31, 1999, and the denominator of which is $75,000,000. Neither the Warrants nor the Common Stock to be issued upon exercise of the Warrants will be registered. The Common Stock shall be considered restricted shares, which may only be resold pursuant to an effective registration statement, an exemption from registration, or Rule 144. There are no registration rights contained in the terms of the Warrant.

         The stockholders ratified and approved the issuance of Warrants at the Annual Meeting.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting of stockholders was held in Duluth, Georgia on August 16, 1999. The purpose of the meeting was to elect five directors; to ratify and approve the Company's stock option plan (the "Plan") and the grant of options to certain officers and employees of the Company; to ratify and approve the Company's authorization to issue Warrants to purchase the Company's Common Stock and the issuance of Warrants to certain key independent sales agents and employees of affiliated companies; to consider and act upon the selection of KPMG LLP as independent auditors of the Company for 1999; and to transact such other business as may properly come before the Annual Meeting.

         Set forth below are the results of the election of the Directors of the
Company:

Name of Nominee                       Votes "FOR"           Votes "AGAINST"        ABSTENTIONS
S. Hubert Humphrey, Jr.               1,367,185             5,000                  None
Thomas W. Montgomery                  1,367,185             5,000                  None
Edward F. McKernan                    1,367,185             5,000                  None
C. Simon Scupham                      1,367,185             5,000                  None
Joseph F. Barone                      1,367,185             5,000                  None


         The ratification and approval of the Plan and the grant of options was approved by 1,372,185 FOR, none AGAINST, and none ABSTAINING.

         The ratification and approval of the issuance of Warrants was approved by 1,372,140 FOR, 26 AGAINST, and 19 ABSTAINING.

         The ratification of the selection of KPMG LLP as the Company's independent auditors for 1999 was approved by 1,372,166 FOR, none AGAINST, and 19 ABSTAINING.

         No other business came before the meeting which required a vote of the stockholders.

ITEM 5. OTHER INFORMATION.

         On December 18, 1998, the California Department of Corporations issued to WMA Agency, WMA Securities and WMA Investment Advisors, Inc. ("WMA Investment Advisors"), a Desist and Refrain Order ("Order") to refrain from further offers or sales of franchises in California. WMA Agency and affiliates have challenged this order on the grounds that their activities do not fall within the scope of the California franchise laws and are pursuing available administrative remedies in an effort to resolve this issue. While legal counsel to WMA Agency does not believe that the Order was validly issued, WMA Agency has reduced its initial processing fee charged to individuals to an amount that it believes will fall within an exemption to the California franchise law, if it is otherwise determined to be applicable. An administrative judge recently issued a decision in which the Order was upheld. WMA Agency has represented to the Company that in response to what WMA Agency and its legal counsel believe to be an incorrect decision, WMA Agency is now seeking judicial relief by filing a motion in the appropriate court seeking to have the Order set aside. If the Order is ultimately upheld after all rights of appeal have been exhausted or have expired, monetary penalties could be imposed on WMA Agency and its affiliates and the manner in which they conduct certain of their business activities could have to be modified. If WMA Agency is fined or its business practices are modified, such a disruption could cause a significant interruption in the production of new business reinsured by the Company due to the Company's dependence upon WMA Agency, WMA Securities, and WMA Sales Associates for the marketing of new VUL and variable annuity policies which the Company may then reinsure.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         No reports were required to be filed on Form 8-K.

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
-------  ----------------------

4.1      1999 Stock Option Plan and Stock Option Agreement Form (1)

4.2      Form of Warrant (1)

10.1     Amendment Number 1 to the Automatic Variable Annuity Reinsurance
         Agreement between Western Reserve Life Assurance Co. of Ohio and WMA
         Life Insurance Company Limited effective January 1, 1999 (Attached)

10.2     Third Amendment of Revolving Line of Credit Promissory Note between The
         WMA Corporation and Money Services, Inc. dated July 30, 1999 (Attached)


10.3     Five Year Term Note issued by The WMA Corporation on July 30, 1999 to
         Money Services, Inc. in the principal sum of $5,000,000 (Attached)

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

(Registrant) The WMA Corporation



By                      /s/ Edward F. McKernan          Date: November 15, 1999
                        ---------------------------
                        Edward F. McKernan, Senior Vice
                        President, Chief Financial Officer,
                        Actuary, and Director