Form 10KSB40
period 1999-12-31
WMA CORP
filed 2000-03-20
CIK 947716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         (x) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

         ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the transition period from _________ to __________

                    Commission file number  0-23637


                               THE WMA CORPORATION
                               -------------------
                 (Name of small business issuer in its charter)

        Delaware                                        58-2179041
        --------                                        ----------
   (State or other jurisdiction of                 (I.R.S. Identification No.)
   incorporation or organization)

   11315 Johns Creek Parkway, Duluth, Georgia            30097
   ------------------------------------------            -----
   (Address of principal executive offices)             (Zip code)

Issuer's telephone number           (770) 248-3311
                                    --------------

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                 Name of each exchange on which registered
           None                                       None
           ----                                       ----

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, Par Value $.001
                          -----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to filing requirements for the past 90 days. (X) Yes    ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The issuer's revenues for 1999 were $22,659,341.

The aggregate market value of the common stock held by non-affiliates computed on the basis of the price at which the stock was sold was $19,950,100. There is no established market for the shares of common stock.

At March 10, 2000, there were 2,495,010 shares of common stock outstanding.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

The WMA Corporation (the "Company") was incorporated in the state of Delaware in March 1995 under the name WMA International Corporation. In March 1998, with the consent of its shareholders, the Company changed its name to The WMA Corporation. The Company owns 100% of the outstanding stock of WMA Life Insurance Company Limited, ("WMA Life") a Bermuda life insurance corporation formed in August 1995. The term "Company", as used in this document, refers to The WMA Corporation and WMA Life, unless the context requires otherwise.

The Company, through its subsidiary, WMA Life, reinsures certain life insurance policies and annuities sold by "WMA Sales Associates", a growing network of independent agents associated with "WMA Agency". Unless the context indicates otherwise, "WMA Agency" refers to World Marketing Alliance, Inc., an insurance agency and a Georgia corporation, which operates an international financial services sales and marketing organization, and certain entities and persons with which it is associated primarily for licensing purposes. "WMA Sales Associates" are independent agents who market financial services products through WMA Agency and often hold licenses as registered representatives for the sale of certain securities products through another affiliate, WMA Securities, Inc. ("WMA Securities"), a registered securities broker-dealer. Mr. Humphrey, who beneficially owns approximately 36.1% of the Company's common stock, owns substantially all of WMA Agency and 100% of WMA Securities.

The Company was formed principally to provide an opportunity for WMA Sales Associates to participate indirectly in certain business produced by WMA Agency. Ownership in the Company creates an incentive for the WMA Sales Associates to place increasing amounts of profitable business, which is intended to enhance the earnings of the Company. To enable certain WMA Sales Associates to purchase the Company's common stock in its 1995 registered, non-underwritten offering, WMA Agency loaned them funds to purchase the shares. These shares have been pledged with WMA Agency as security for the loans and irrevocable voting proxies have been executed in favor of WMA Agency until the loans are no longer outstanding. As Mr. Humphrey owns substantially all of the WMA Agency, he is deemed to beneficially own the 400,311 shares of the Company's common stock pledged as collateral for these loans. The loans are payable from the borrowers' personal funds in 60 equal monthly installments. As of December 31, 1999, the outstanding balance of these loans was $836,626. At December 31, 1999, WMA Sales Associates and employees of WMA Agency beneficially and directly owned substantially all of the outstanding common stock of the Company.

The life insurance policies and annuities that are reinsured by the Company are underwritten and issued by three of the major life insurance companies with which WMA Agency has a relationship. These companies, in turn, are subsidiaries of three major international insurance organizations:

         - Western Reserve Life Assurance Co. of Ohio ("Western Reserve"), a subsidiary of AEGON USA, Inc., an indirect subsidiary of AEGON N.V.;

         - Kemper Investors Life Insurance Company ("Kemper"), an indirect subsidiary of Zurich Insurance Company; and

         - American Skandia Life Assurance Corporation ("American Skandia"), an indirect subsidiary of Skandia Insurance Company, Ltd.

Western Reserve, Kemper and American Skandia are referred to collectively as the "Ceding Life Companies". The Company's largest reinsurance relationship is with Western Reserve.

WMA Life currently reinsures two types of variable insurance products, variable universal life insurance ("VUL") and variable annuities ("VA"). Through 1997, the Company primarily reinsured the death benefits on VUL policies and proportionally reinsured variable annuity policies. During 1998, the

Company expanded its primary reinsurance relationship to assume more of the benefits and risks associated with the underlying life insurance policies. In reinsuring the additional benefits, the Company increased its insurance risk exposure regarding mortality, persistency and investment risk. As a result, in addition to the variable annuities, under certain of its reinsurance agreements, the Company participates proportionately in the reinsured VUL policies on the same basis as the Ceding Life Companies.

For the year ended December 31, 1999, the Company earned $4.32 million on revenues of $22.66 million. Total assets and stockholders' equity at December 31, 1999 were $49.01 million and $28.41 million, respectively. At December 31, 1999, the Company reinsured nearly 285,000 VUL and variable annuity policies and riders and had life reinsurance in force with an aggregate face value of $8.03 billion.

POLICIES REINSURED

The Company derives its life reinsurance revenues primarily from VUL policies issued by Western Reserve and Kemper and its variable annuity reinsurance revenues from policies issued by Western Reserve and American Skandia. The Company currently reinsures only VUL and variable annuity policies and associated riders.

         - VUL is a flexible premium adjustable life insurance plan that offers a form of permanent insurance to the policyholder but also enables the policyholder, within certain limitations, to change the face amount or death benefit of the policy and the timing of the premium payments to meet the policyholder's situation, even after the policy is written. The death benefits and cash values in VUL policies may vary to reflect the investment experience of the policy's fixed or separate accounts (i.e., a separate pool of assets, typically mutual funds). The policyholder may specify, within limits and from time to time, where the assets in the separate account are to be invested. The policy may have a guaranteed minimum death benefit while cash values vary with the investment performance of the separate account. In a VUL policy, the investment risk of the separate accounts is passed on to the policyholder. Premiums paid by the policyholder are placed in the insurance company's fixed account or separate accounts for investment in accordance with the policyholder's direction. From these accounts, the insurance company deducts charges for the cost of the mortality risk and administrative expenses. The net amount of risk (i.e., the insured mortality risk) on a VUL policy is often defined as the difference between the policy's death benefit and the value of the assets in the fixed or separate account at any given time.

         - Variable annuity contracts provide for flexible premium payments and guarantee that the contract holder will receive a series of periodic payments commencing at a specified date. The amount of the deferred annuity cash values will vary in accordance with the investment experience of the policy's fixed or separate account much in the same manner as a VUL policy. Variable annuities may provide a guaranteed minimum death benefit prior to the commencement of annuity benefit payments.

TYPES OF REINSURANCE AGREEMENTS

The Company, as a reinsurer, currently writes three types of reinsurance: monthly renewable term, coinsurance, and modified coinsurance.

         - Monthly Renewable Term ("MRT") Reinsurance. Under an MRT agreement, the ceding company reinsures the mortality risk with the reinsurer and retains responsibility for establishing the policy reserves (unrelated to the risks reinsured) as well as the payment of all policy benefits, commissions and expenses involved in issuing and maintaining the business. The reinsurer establishes reserves specific to the mortality risk reinsured.

                  The reinsurer is also subject to persistency risk, although it is not part of the risk transferred. Persistency risk is associated with the possibility that the reinsurer may not be able to recover its acquisition expenses during the life of the policy. MRT involves limited risk compared to other forms of reinsurance.

         - Coinsurance. Under a coinsurance agreement, the reinsurer assumes a proportionate share of the risks and expenses and receives a proportionate share of the premiums and revenues from the underlying policies. The assumed risks include mortality, lapse, cash surrender and investment risk. The reinsurer provides expense allowances relating to costs associated with commissions, underwriting, marketing, policy issue and maintenance to the ceding company. The reinsurer is also responsible for establishing a proportionate share of the policy reserves.

         - Modified Coinsurance. Modified Coinsurance ("ModCo") is a variation of coinsurance whereby the reserves, and the assets related to the reserves, which would otherwise be recorded and held by the reinsurer are retained by the ceding company. ModCo is used primarily for products that develop cash values and allows the ceding company to retain the associated assets for investment purposes. Under coinsurance and ModCo, the mortality, persistency and investment risks are reinsured on the same plan as that of the original policy. The ceding company and the reinsurer share these risks in the same manner.

REINSURANCE RELATIONSHIPS

The Company provides reinsurance for VUL and variable annuity policies issued by the Ceding Life Companies. The following table indicates the Ceding Life Companies that issue the policies underlying the reinsurance, the names and types of insurance products currently reinsured by the Company, the type of reinsurance agreement applicable to each, policies reinsured under each agreement, and the commencement date of the reinsurance.



                                                                                                       REINSURANCE
                                               PRODUCT                          INITIAL POLICY         COMMENCEMENT
COMPANY             PRODUCT REINSURED          TYPE     REINSURANCE TYPE        ISSUE DATE             DATE
-------             -----------------          -------  ----------------        --------------         ------------

Western Reserve     Freedom Equity Protector   VUL      MRT                     1/92 to 12/99           7/96

Western Reserve     Financial Freedom Builder  VUL      MRT                     8/97 to 3/98            8/97

Western Reserve     Financial Freedom Builder  VUL      Coinsurance and ModCo   4/98 to 12/98           4/98

Western Reserve     Financial Freedom Builder  VUL      MRT                     1/99 to present        10/99

Kemper              Power VUL                  VUL      MRT                     10/96 to present       10/96

Western Reserve     Freedom Wealth Creator     VA       Coinsurance and ModCo   1/98 to present         1/98

American Skandia    Imperium                   VA       ModCo                   1/97 to present         1/97


The agreements initiated in 1996 were written on an MRT basis, reinsuring a portion of mortality risk under the VUL policies issued by the Ceding Life Companies.

The agreements initiated in 1997 and 1998 were written primarily on a ModCo basis with the fixed accounts of the Western Reserve policies being reinsured on a coinsurance basis. This type of reinsurance allows the Company to participate in revenues arising principally from charges for mortality and expenses, cost of insurance, sales charges associated with surrenders, credited interest rate spreads, administrative charges and asset based allowances. Financial Freedom Builder VUL policies previously reinsured on a MRT basis continue to remain in force.

Western Reserve VUL Coinsurance and Modified Coinsurance Agreement. During the first nine months of 1999, WMA Life continued to reinsure, on a coinsurance and ModCo basis with Western Reserve, 20% of the Financial Freedom Builder ("FFB") VUL policies and riders sold by WMA Sales Associates. However, effective October 1, 1999, Western Reserve recaptured FFB VUL policies and riders that were issued from January 1, 1999 through September 30, 1999, which were reinsured on a coinsurance and

ModCo basis. The process of recapture enables a ceding company to remove policies from the reinsurance agreement that have been previously ceded to the reinsurer. FFB VUL policies and riders issued from April 1, 1998 through December 31, 1998 will continue to be reinsured on a coinsurance and ModCo basis.

As a result of the recapture, the agreement has been amended to reflect a 0% reinsurance percentage of new business issued during the calendar years of 1999 and 2000. However, under the new Western Reserve FFB MRT agreement (see discussion below), WMA Life has the option to convert the MRT reinsurance, regarding new business issued during the calendar years of 1999 and 2000, to the Western Reserve VUL Coinsurance and Modified Coinsurance Agreement.

New Western Reserve FFB MRT Agreement. Effective October 1, 1999, concurrent with the recapture of the VUL policies and riders reinsured on a coinsurance and ModCo basis, WMA Life commenced reinsuring, on a MRT basis, 20% of the FFB VUL policies and riders issued on or after January 1, 1999. Under the new Western Reserve FFB MRT Agreement, WMA Life has the option to convert the MRT reinsurance, with regard to the FFB VUL policies and riders issued from the beginning of the prior calendar year, to coinsurance and ModCo reinsurance, provided WMA Life demonstrates sufficient capacity. Sufficient capacity is defined as having unassigned invested securities and anticipated cash flows in a sufficient amount to meet expected reinsurance settlements for the ensuing two calendar years with regard to the converted reinsurance. The option to convert the MRT reinsurance to coinsurance and ModCo reinsurance expires on March 31, 2003.

The Company's reinsurance percentage for FFB VUL policies and riders issued during 1999 and 2000 is 20%. Thereafter, the Company's reinsurance percentage shall be jointly determined on a mutually acceptable basis regarding new issues. As to the reinsurance in force, and except as otherwise converted to coinsurance and ModCo, the new Western Reserve FFB MRT agreement is unlimited in duration and shall remain in effect for so long as the reinsured policies remain in force. As to the reinsurance of new business, the new Western Reserve FFB MRT agreement has a term that expires on March 31, 2003. Thereafter, regarding the reinsurance of new business, the agreement may be canceled by either party upon giving the other party three hundred sixty-five (365) days advance written notice of cancellation. None of the policies reinsured under the agreement are subject to recapture until after a policy has been in force for twenty (20) years after its issuance.

Western Reserve VA Coinsurance and Modified Coinsurance Agreement. During the first nine months of 1999, WMA Life continued to reinsure, on a coinsurance and ModCo basis, 40% of the Freedom Wealth Creator variable annuity policies issued by Western Reserve. Effective October 1, 1999, Western Reserve recaptured 75% of the reinsured Freedom Wealth Creator variable annuity policies issued from January 1, 1999 through September 30, 1999. Thus, as a result of the recapture, WMA Life will continue to reinsure 10% of the Freedom Wealth Creator variable annuity policies issued from January 1, 1999. WMA Life will also continue to reinsure 40% of the Freedom Wealth Creator variable annuity policies issued from January 1, 1998 through December 31, 1998.

Under the Western Reserve VA Coinsurance and ModCo Agreement, as amended, WMA Life has the option to prospectively increase the reinsurance percentage, with regard to the reinsured Freedom Wealth Creator variable annuity policies issued from the beginning of the prior calendar year, to the reinsurance percentage otherwise established in accordance with the terms of the agreement, as amended, provided WMA Life demonstrates sufficient capacity. Sufficient capacity is defined as having unassigned invested securities and anticipated cash flows in a sufficient amount to meet expected reinsurance settlements for the ensuing two calendar years with regard to the increased reinsurance percentage. The option to increase the reinsurance percentage expires on December 31, 2002.

As a result of the recapture, the agreement has been amended to reflect a 10% reinsurance percentage of Freedom Wealth Creator variable annuity policies issued during 1999 and 2000. The Company's reinsurance percentage thereafter shall be jointly determined on a mutually acceptable basis regarding new policies in accordance with the terms of the agreement, as amended.

American Skandia Imperium Modified Coinsurance Agreement. Effective January 1, 2000, WMA Life and American Skandia agreed to reduce the reinsurance percentage, from 40% to 10%, on all reinsured Imperium variable annuity policies issued January 1, 2000 and thereafter. WMA Life has the option to prospectively increase the reinsurance percentage, upon giving sixty (60) days advance notice, on reinsured Imperium variable annuity policies issued subsequent to the effective date of the increase, to the reinsurance percentage otherwise established in accordance with the terms of the agreement. WMA Life will continue to reinsure 30% to 40% of the reinsured Imperium variable annuity policies issued from January 1, 1997 through December 31, 1999.

Western Reserve MRT Agreement. Effective January 1, 2000, WMA Life will no longer reinsure Freedom Equity Protector VUL policies issued January 1, 2000 and thereafter. WMA Life and Western Reserve jointly determined to discontinue the reinsurance of Freedom Equity Protector VUL policies issued January 1, 2000 and thereafter due to low sales volume, which is primarily due to the introduction of the Financial Freedom Builder VUL product in August 1997. WMA Life will continue to reinsure Freedom Equity Protector VUL policies issued from January 1992 through December 1999.

Proposed Agreements. WMA Life entered into a letter of intent with Western Reserve to reinsure two new products introduced for sale in late 1999 by Western Reserve. The agreement provides for the reinsurance of the WRL Freedom Protector Term (including riders and supplemental benefits), a term life insurance product, and the WRL Financial Freedom Accumulator (including riders and supplemental benefits), a flexible premium whole life insurance product. The letter of intent, as amended, provides that Western Reserve will cede and WMA Life will reinsure 20% of these plans, sold by WMA Sales Associates, on coinsurance basis. Reinsurance of these plans will commence, with an effective date, upon the earlier of (i) the date submitted new business results in a reasonable expectation of $5 million of annualized target premium, or (ii) as WMA Life and Western Reserve may otherwise agree. The cession is contingent on WMA Life demonstrating that its unassigned invested securities, together with anticipated cash flows, are sufficient to meet expected reinsurance settlements through Year 2000 under the proposed agreements.

In 1999, the majority of the Company's reinsurance business was ceded by Western Reserve. According to information provided by Western Reserve to the Company for the year ended December 31, 1999, nearly 64% of the VUL premiums from policies sold by WMA Sales Associates for Western Reserve came from five states, with 44% coming from California alone. Similarly, in 1999, nearly 56% of all variable annuity premiums from policies sold by WMA Sales Associates for Western Reserve came from five states with over 30% coming from California alone. The Company believes its geographic distribution of business bears a similar relationship.

MARKETING - WMA AGENCY

All of the Company's reinsurance business is generated by the marketing efforts of WMA Agency, which places business with the Ceding Life Companies. The Company does not engage in any direct marketing activities or use reinsurance intermediaries. As a result, the Company is dependent upon and benefits from WMA Agency marketing those products which the Company reinsures. WMA Agency consists of independent entities, including World Marketing Alliance Inc., which are separate and apart from the Company. The Company owns no direct or indirect equity interests in World Marketing Alliance, Inc. or WMA Securities. The following information has been compiled and provided to the Company by World Marketing Alliance, Inc. and WMA Securities.

As of December 31, 1999, World Marketing Alliance Inc., which began operations in January of 1991, had 330 employees. As of December 31, 1999, WMA Securities, which began operations in 1994, had 86 employees. Both companies are located in Duluth, Georgia, a northern suburb of Atlanta. WMA Agency currently markets a variety of life insurance and annuity products in addition to VUL and variable annuities. These products include ordinary life, term life, variable life, universal life, fixed annuities, equity-indexed annuities, long term care, disability and health insurance. WMA Agency markets products for numerous life insurance and annuity companies, among them Kemper, Western Reserve, American Skandia, The Midland Life Insurance Company and Pacific Life Insurance Company.

WMA Agency contractually regulates all marketing and recruiting literature, distributes product materials and agent bulletins for various product providers, and provides administrative resources to WMA Securities for the development of training programs and payment of commissions.

WMA Agency encourages WMA Sales Associates to use a variety of business materials it has developed to achieve growth in product sales and distribution. Examples include the Business Format System(C) and a weekly satellite network broadcast. The Business Format System(C), which includes manuals, videotapes and audio tapes, is provided to all new WMA Sales Associates by WMA Agency and offers suggestions on how to build a sales organization. The weekly broadcast offers a one and one-half hour motivational and training program, which is often conducted by WMA Agency's product providers. WMA Sales Associates may also attend various marketing meetings throughout the year and an annual convention sponsored by WMA Agency.

WMA Sales Associates recruit both experienced agents and also individuals without prior experience in the life insurance business. Newly-licensed agents typically remain at their previous occupations until they acquire sales experience and develop an established income. As a result, a large portion of the newly-appointed WMA Sales Associates are initially part-time agents.

Upon joining WMA Agency, a new WMA Sales Associate is required to enter an agency training program, which includes a number of courses related to product training, sales compliance issues and financial service related topics. Most levels of sales promotion require additional courses and training. Independent parties approved by WMA Agency also provide pre-licensing classes for various state insurance licenses and securities licenses.

WMA Agency's best selling product is VUL, an insurance product in which cash values can accumulate on a tax-deferred basis, typically in the separate accounts of a life insurance company. The separate accounts are managed by outside fund managers. WMA Agency believes that the moderate to middle-income markets for this product in the U.S. have been largely overlooked by the industry and that VUL is often the best life and retirement product for this market segment. WMA Agency has developed a proprietary software program containing all of WMA Agency's recruiting material, sales illustrations and product data for each of its preferred insurance providers. This software includes the Financial Lifestyles Strategy(C) program, which is a needs-based analysis program designed to address a client's particular financial situation and incorporates multiple cross-selling opportunities for WMA Sales Associates.

In order to sell VUL and variable annuity products, WMA Sales Associates must be securities licensed and affiliated with WMA Securities. Additionally, they must have reasonable grounds for believing that the purchase of such a product is suitable for the customer based on the facts disclosed by the customer. WMA Sales Associates use a New Account Agreement in connection with the sale of products to any customer, which provides information with respect to the customer's financial situation and investment objectives. WMA Sales Associates are required to utilize suitability guidelines developed by the National Association of Securities Dealers ("NASD") to identify a number of specific factors to be considered in determining product suitability, including the customer's need for insurance coverage, age, investment objectives, risk tolerance, financial condition, existing investment products owned, relationships with other broker-dealers and occupation. Customers' applications for VUL and variable annuity products submitted by WMA Sales Associates are reviewed by registered principals with WMA Securities to ensure proper registration and licensure of the representative and suitability of the product based on the NASD guidelines. Additionally, a significant percentage are also reviewed by WMA Securities' home office personnel to identify any potential sales practice violations, note any unacceptable marketing or solicitation trends, to reassess training initiatives, and develop and establish future controls and procedures.

Regulation of WMA Agency and WMA Securities. WMA Agency and WMA Securities are governed by various regulations relating to the sale and marketing of insurance products and securities, including VUL and variable annuity products. The VUL and variable annuity products marketed by WMA Agency have certain investment features, which cause these products to be treated as securities under federal and some states' securities laws. In order to sell these products, the WMA Sales Associate must be individually licensed by state insurance departments, some states' securities agencies and the NASD, must be appointed by product provider companies, and must become affiliated with a registered securities broker-dealer. WMA Securities is a registered broker-dealer, which is owned by Mr. Humphrey, who also owns substantially all of the WMA Agency and is the principal stockholder of the Company. All of the WMA Sales Associates who are licensed to sell VUL and variable annuity products are registered representatives of WMA Securities. WMA Securities also markets mutual funds and discount brokerage services.

As a registered broker-dealer, WMA Securities' operations are subject to periodic examination and review by the NASD, the Securities and Exchange Commission ("SEC"), a federal agency, and by state securities agencies. As a licensed insurance agency, WMA Agency is subject to periodic examination and review by state insurance departments. In recent years, the SEC, the NASD and various state regulatory authorities have commenced a variety of regulatory investigations of WMA Agency and WMA Securities which have raised significant concerns about their compliance with applicable regulatory standards and their failure to appropriately supervise WMA Sales Associates. The most significant of the ongoing investigations are summarized below. WMA Agency and WMA Securities have undertaken substantial initiatives in the past eighteen months that are designed to address these concerns. However, there can be no assurance (i) that the initiatives undertaken by WMA Agency and WMA Securities will be successfully implemented, (ii) that such initiatives will be viewed by applicable regulatory authorities to be adequately responsive to regulatory concerns, or (iii) that WMA Agency and WMA Securities, regardless of the success and responsiveness of their initiatives, will not be subject to substantial sanctions and penalties related to prior conduct which could significantly affect the ability of WMA Agency and WMA Securities to do business.

Regulatory scrutiny and concerns about the adequacy of the supervision of WMA Sales Associates may be further heightened by the status of WMA Sales Associates as independent contractors and not employees of either WMA Agency or WMA Securities. Furthermore, the accumulation of regulatory actions against and investigations of WMA Agency and WMA Securities increases the likelihood of further regulatory investigations by regulatory authorities in other jurisdictions as well as substantially more intensive regulatory scrutiny in the future by regulatory authorities in jurisdictions in which these companies operate. There can be no assurance that the outcome of any such investigations against WMA Agency or WMA Securities will not have a material adverse effect on the Company's business, financial condition or results of operation.

Possible SEC and NASD Regulatory Sanctions. As a registered broker-dealer, WMA Securities' operations are subject to periodic examination and review by the NASD and the SEC. In September 1997, the Atlanta District Office of the SEC examined the operations of WMA Securities. On February 3, 1998, WMA Securities received a letter from the SEC setting forth certain alleged deficiencies and violations of the 1934 Act including, among other things: insufficient net capital due to improper accounting with respect to a $1.5 million reverse repurchase agreement; failure to prepare and maintain a daily trade blotter of variable product transactions; missing or incomplete customer account information regarding variable life and annuity investments; and failure to maintain records of compliance with continuing education requirements for registered representatives.

WMA Securities has neither admitted nor denied these alleged deficiencies and violations. WMA Securities subsequently engaged a law firm, Sutherland, Asbill and Brennan LLP ("SAB"), who in turn retained the services of a securities consultant to make recommendations to WMA Securities on how to improve its compliance and supervisory program. WMA Securities responded to the SEC's letter on April 3, 1998, informing the SEC that a securities consultant had been engaged and that it planned to implement the consultant's recommendations. In late 1998, SAB retained a second consulting firm to conduct a thorough review and assessment of WMA Securities' compliance and supervisory programs and monitor its progress in the implementation of the initial consultant's recommendations regarding such program. This firm advised WMA Securities of further steps that could be taken to fully implement a program designed to improve WMA Securities' overall compliance and supervisory procedures, and remedy the deficiencies cited by the SEC. WMA Securities implemented all material recommendations of the consultants retained by SAB. There can be no assurance that the compliance and supervisory programs recommended by the securities consultants, and as implemented, would be viewed as adequately responsive to the compliance and supervision concerns of the SEC, the NASD or any state regulatory agency.

The Company understands that it is not the current policy of the SEC to issue any written advice as to whether the steps taken by a recipient of a deficiency letter to address alleged deficiencies are adequate or satisfactory; therefore, it is unlikely that WMA Securities will receive any indication from the SEC regarding the adequacy of the corrective action that it has taken or intends to take, until the SEC conducts a subsequent examination of the operations of WMA Securities and the alleged deficiencies contained in the current deficiency letter are found to no longer exist. WMA Securities cannot determine when the SEC will conduct a subsequent examination of its operations nor can it predict the outcome of such examination should it occur.

On May 21, 1998, the SEC issued a formal Order of Investigation (the "Order") directed at certain alleged activities of WMA Securities and persons employed by or associated with WMA Securities. This investigation was initiated to determine whether any federal securities laws had been violated. The Order alleges that such persons or others acting in concert with them have, among other things, engaged in acts or practices involving the sale and promotion of variable life insurance products, variable annuities and mutual funds which were fraudulent and deceptive. The Order also alleges that WMA Securities failed to supervise such persons with a view to preventing the alleged violations. WMA Securities has neither admitted nor denied the allegations contained in the Order and is cooperating with the SEC in this investigation. Subpoenas were issued pursuant to this Order for the production of documents and the testimony of several officers of WMA Agency and WMA Securities. Several current and former employees of WMA Securities have provided testimony. If this investigation reveals one or more violations of the federal securities laws, the Enforcement Division of the SEC may recommend the initiation of administrative proceedings wherein the SEC would seek to prove the violation(s) and further seek the imposition of sanctions against WMA Securities and other culpable parties. These sanctions, should they be imposed, could take various forms, including but not limited to, the imposition of monetary penalties which can be quite substantial depending upon the nature and severity of the violation, heightened regulatory scrutiny by the SEC and NASD, and the temporary suspension or permanent revocation of WMA Securities' registration or of the licenses of WMA Sales Associates, resulting in the broker-dealer's inability to continue operations.

There can be no assurance that the SEC's Enforcement Division, after completing its investigation, will not seek to initiate the proceedings which might result in the imposition of sanctions against WMA Securities, which, if substantial, could impair the financial and operating condition of WMA Securities. If WMA Sales Associates are no longer able to maintain their licenses with WMA Securities, a disruption of the sale of new VUL and variable annuity products would result until the WMA Sales Associates could become registered with another broker-dealer. There can be no assurance, however, that WMA Sales Associates could register with another broker-dealer or that WMA Life could reinsure products sold through another broker-dealer.

The adverse consequences that could result from the above investigations could cause a significant interruption in the production of new business reinsured by the Company due to the Company's dependence upon WMA Agency, WMA Securities and WMA Sales Associates for the marketing of new VUL and variable annuity policies, which the Company may thereafter reinsure.

WMA Securities previously notified the NASD that it had not timely filed all reportable events relating to its registered representatives in accordance with NASD Conduct Rule 3070. Following WMA Securities' notification to the NASD, on March 22, 1999 the Division of Enforcement of NASD Regulation, Inc., an entity of the NASD, notified WMA Securities that it was conducting an inquiry into the reports filed by WMA Securities under NASD Conduct Rule 3070. Pursuant to the inquiry, during December 1999, the NASD Enforcement Division issued a "Wells Notice" to WMA Securities and certain current and former officers of WMA Securities, citing violations of (i) the failure to report complaints and other statistical information pursuant to NASD Conduct Rule 3070 and (ii) the failure to supervise for the failure to report complaints. WMA Securities and its current and former officers have filed "Wells Submissions" in response to the "Wells Notice" explaining why the imposition of sanctions sought by the NASD is inappropriate in light of the alleged conduct. Aside from the violations WMA Securities reported to the NASD, the NASD has increased the scope of its initial inquiry to include a review of the licensing, sales and marketing practices of WMA Securities and WMA Sales Associates. It is possible that as a result of these inquiries, the NASD could impose sanctions, including, but not limited to, the imposition of monetary penalties which could be quite substantial, the temporary suspension or permanent revocation of WMA Securities' registration or of the licenses of WMA Sales Associates, or the imposition of other restrictions which could limit the ability of WMA Securities or WMA Sales Associates to conduct business.

State Insurance Regulation. In 1998, the California Department of Insurance initiated an investigation into the sales activities of certain former and current WMA Sales Associates in California. The scope of this investigation relates to product suitability, sales practices relating to the sale of VUL policies to residents of California and the payment of commissions by Ceding Life Companies to an unlicensed entity. WMA Agency is cooperating with the investigation in an effort to resolve this inquiry, which is still in the investigatory stage, as quickly as possible. If the California Department of Insurance determines that violations of its insurance laws have occurred, it could seek to impose sanctions ranging from the issuance of an order to cease and desist placing VUL policies in California or monetary penalties, to license suspension or revocation, or limitation on growth in the number of new sales agents. Because California accounts for a substantial amount of WMA Agency's total sales production, any sanctions imposed would have an adverse effect on WMA Agency and the production of new business to be reinsured by the Company.

State Franchise Law. On December 18, 1998, the California Department of Corporations issued to WMA Agency, WMA Securities and WMA Investment Advisors, Inc. ("WMA Investment Advisors"), a Desist and Refrain Order ("Desist Order") to refrain from further offers or sales of franchises in California. WMA Agency and affiliates have challenged this order on the grounds that their activities do not fall within the scope of the California franchise laws and are pursuing available administrative remedies in an effort to resolve this issue. While legal counsel to WMA Agency does not believe that the order was validly issued, WMA Agency has reduced its initial processing fee charged to individuals to an amount that it believes will fall within an exemption to the California franchise law, if it is otherwise determined to be applicable. On October 7, 1999, an administrative judge upheld the California Department of Corporation's Desist Order and an appeal is pending in Superior Court seeking to overturn this decision. If the order is ultimately upheld after all rights of appeal have been made, monetary penalties could be imposed on WMA Agency and its affiliates and the manner in which they conduct certain of their business activities could have to be modified. If WMA Agency is fined or its manner of business modified, such a disruption could cause a significant interruption in the production of new business reinsured by the Company due to the Company's dependence upon WMA Agency, WMA Securities, and WMA Sales Associates for the marketing of new VUL and variable annuity policies which the Company may then reinsure.

In the past two years, WMA Agency and WMA Securities have been and/or continue to be subject to other investigations of their compliance and supervisory programs with respect to customer complaints, the sales and marketing activities of certain WMA Sales Associates and supervisory procedures by the Washington Department of Insurance and by other regulatory authorities in Florida, Georgia, Ohio, Maryland, and Massachusetts. Although WMA Securities has implemented a new compliance and supervisory program, there can be no assurance that these actions will be adequate or appropriately responsive to the concerns of regulators.

WMA Securities and WMA Agency have advised the Company that they have been actively engaged in the implementation of a significant number of initiatives designed to improve the efficacy of the broker-dealer's and the insurance agency's operations and compliance with regulatory requirements. Many of these initiatives were formulated with the assistance and at the recommendation of the independent consultants engaged by SAB in response to the February 13, 1998 SEC letter. WMA Securities and WMA Agency have provided the following examples of the types of initiatives that have been implemented:

- the supervisory system has been realigned on a geographic basis so that all WMA Sales Associates are in a closer proximity to their assigned Branch Office Managers/supervisors;

- the number of compliance personnel has increased from five (5) in early 1998 to 54 employee positions;

- a Regional Compliance Office in San Francisco, California has been opened and staffed;

- the number of branch office locations has increased from approximately 200 in early 1998 to approximately 900 and offices of supervisory jurisdiction (OSJ) have increased from 30 in early 1998 to approximately 250;

- new WMA Sales Associates that have been qualified as Marketing Directors (individuals who head up a sales team within the WMA Agency sales force) on or after June, 1999, are required to become registered principals;

- the commission compensation structure has been changed to allocate a specific amount to be earned only by Marketing Directors who become registered principals if supervisory responsibilities are fulfilled;

- a comprehensive training program for all supervisory and branch managers was implemented in several phases: (i) training programs were conducted in 31 cities between November 1998 and April 1999, (ii) every active and pending representative is required to participate in a extensive training program that focuses on variable annuities, variable universal life, mutual funds, communication with the public, and regulatory compliance and sales standards, and (iii) a third-party training firm was retained by WMA Securities, who administers the training program. Any representative that did not complete the training program by January 31, 2000 was terminated from WMA Securities and WMA Agency;

- compliance procedure manuals have been revised and issued to the sales force;

- the audit program has been expanded, the audit staff increased, the audit procedures revised, and the scope and frequency of branch office audits expanded so that all OSJ's will be audited annually and all branch locations will be audited annually by the OSJ Manager, with at least 10% of branch office locations being audited on a random selection basis by the WMA Securities audit staff and the requirement that non-branch locations be audited/reviewed on an annual basis;

- business quality control procedures have been and continue to be improved and expanded;

- exception reports and computer systems necessary to provide an electronic trade blotter have been developed with continuing systems enhancements;

- the number of employees to support and maintain the new initiatives has been substantially increased; and

- a senior management compliance committee has been established and is functioning.

WMA Securities and WMA Agency have indicated that the process of developing and implementing the various initiatives has required and will continue to require a substantial amount of time and resources to be allocated by WMA Agency and WMA Securities. WMA Agency and WMA Securities have devoted and continue to devote the additional financial and managerial resources that they believe are required to achieve successful implementation and continued oversight of the above initiatives. The development and implementation of these initiatives have required increased attention and time from management as well as from the WMA Sales Associates to whom more supervisory duties have been assigned. WMA Agency and WMA Securities believe that the expanded base of home office personnel is adequately carrying out their routine core operations, necessary to support the continuing sale of variable insurance products.

Litigation Involving WMA Agency and WMA Securities. WMA Agency was plaintiff in a civil suit, known as World Marketing Alliance, Inc. v. Primerica Financial Services ("PFS") et al. in the Superior Court of Los Angeles, State of California, in which WMA Agency sought damages and injunctive and declaratory relief against PFS and certain of its contractors and affiliates for alleged statutory unfair competition and restraint of trade as well as tortious interference with WMA Agency's business interests. Defendants cross-complained against WMA Agency and WMA Securities for damages and injunctive relief for alleged statutory unfair competition and tortious interference with business relations. WMA Agency received and responded to discovery requests in connection with a civil action pending in the United States District

Court for the Southern District of Florida known as PFS et al. v. William Mitchell, in which PFS alleged the defendant, an independent contractor of WMA Agency, engaged in tortious interference with PFS's business relationships and other tortious acts. Neither WMA Agency nor WMA Securities was a party to this action. Both actions have been recently concluded with no material adverse consequence to WMA Agency or WMA Securities.

UNDERWRITING AND POLICY ADMINISTRATION

As an automatic reinsurer, the Company relies upon the underwriting of the Ceding Life Companies on policies that the Company reinsures. The Company reviews and monitors the underwriting standards and procedures of the Ceding Life Companies, including rules used for policy continuations, changes, re-entries, reinstatements and conversions.

The Ceding Life Companies administer policies reinsured by the Company and provide the Company with all information necessary for processing the reinsurance. Management may not have sufficient information to properly evaluate the administration of the business reinsured by the Company or the accuracy of the information provided by the Ceding Life Companies, since it has only conducted a limited review of the administrative practices of the Ceding Life Companies.

The Company's reinsurance agreements give the Company the right to periodically audit the books and records of the Ceding Life Companies to ensure that all business is being properly ceded and administered. In connection with the Company's external audits, the Company's external auditors performed a site visit to observe Western Reserve's administrative practices and procedures. Company management also communicates frequently with the Ceding Life Companies regarding the administration of the business, business policies and practices, underwriting procedures, quality of business considerations and reinsured policy experience.

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

Liabilities for future policy benefits under the Company's coinsurance agreements equal its contractual percentage of each Ceding Life Company's policyholder obligations, and include provision for claims in course of settlement and claims incurred but not reported.

Liabilities for future policy benefits reflected in the Company's Consolidated Financial Statements are based on information provided by the Ceding Life Companies. The reserves established by the Company with respect to individual risks or classes of business may be greater or less than those established by Ceding Life Companies due to the use of different mortality and other assumptions.

RETROCESSION

The Company's profitability, in part, depends on the volume and amount of death claims incurred. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to fluctuation from period to period. Actual mortality experience in a particular period may be greater than expected mortality experience, and, consequently, may adversely affect the Company's operating results for such period. As a partial hedge against the unpredictability of claims experience, effective April 1, 1998, the Company entered into a pool retrocession agreement. Under the pool retrocession agreement, WMA Life retrocedes mortality risk in excess of its retention limit on Financial Freedom Builder
VUL policies issued by Western Reserve. Standard mortality risks in excess of $100,000 per life are retroceded to pool participants which include: ERC Life Reinsurance Corporation, Swiss Re Life & Health America, Inc., The Lincoln National Life Insurance Company and Transamerica Occidental Life Insurance Company.

INVESTMENTS

The Company's investments are selected with the objective of maximizing investment returns consistent with appropriate credit, diversification, tax and regulatory consideration, while providing sufficient liquidity to enable the Company to meet its obligations as a reinsurance company on a timely basis.

The Company utilizes an independent investment advisor and manager, to invest the Company's assets in accordance with the Company's investment guidelines. Conning Asset Management Inc. ("Conning") has been the Company's investment manager since June 1998. The performance of, and the fees paid to, its investment manager are reviewed periodically by the Company's Board of Directors. Conning has no affiliation with the Company, WMA Agency, or WMA Securities, nor is the Company aware of any affiliation with the Ceding Life Companies. The fees paid to Conning for services received during 1999 totaled $57,115.

The state insurance laws in the United States restricting the investments of insurance companies are not applicable to WMA Life. Unlike insurance regulations in the United States, Bermuda law does not limit or regulate investments of WMA Life provided that such investments are made for the Company's potential benefit. The Company's guidelines stress diversification of risk, conservation of principal and liquidity. The Company's investments, however, will be subject to market risks and fluctuations, as well as to the risks inherent in particular securities. The guidelines are subject to change at the discretion of the Company's Board of Directors.

COMPETITION

The Company is dependent upon WMA Agency for the marketing of the VUL and variable annuity products which the Company reinsures. WMA Agency faces intense competition in the sale of these products from the independent and captive agency forces and marketing organizations of major life insurance companies, as well as from broker-dealers, financial institutions and other companies marketing investment related products. Many of WMA Agency's competitors have substantially greater financial and marketing resources than WMA Agency. The Company believes that many large insurance companies have begun devoting significant resources to the development and marketing of VUL and variable annuity products that directly compete with those sold through WMA Agency and reinsured by the Company. Competition for sales agents with demonstrated ability is also intense.

The Company has made a considered decision to focus the Company's energies on existing WMA Agency relationships consistent with its business strategies rather than developing relationships with other independent entities. This decision has had a positive impact on the Company as it believes that it has been able to secure more favorable reinsurance agreements than may have been otherwise obtainable due to the leverage it has as a result of the WMA Agency relationship. As the Company matures and develops more resources, it will likely develop relationships with non-WMA Agency related entities. However, the Company lacks the resources to pursue such a strategy and believes it would be counterproductive to do so at this time.

REGULATION OF WMA LIFE

Bermuda. WMA Life is a Bermuda insurance company, registered as a long-term insurer under the Insurance Act 1978, as Amended, (the "Insurance Act"), and is subject to regulation and supervision in Bermuda. A long-term insurer is one which issues life, annuity or accident and disability contracts for periods of five years or more. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a Principal Representative in Bermuda. WMA Life's Principal Representative is

CFM Insurance Managers, Ltd. and its principal office is located at 44 Church Street, Third Floor, Hamilton HM 12, Bermuda.

Among other things, Bermuda statutes and regulations require WMA Life to maintain a minimum level of statutory capital and surplus of $250,000, prescribe solvency standards, limit transfers of ownership of its capital shares, and provide for the performance of certain periodic examinations of WMA Life's financial condition. Furthermore, Bermuda statutes limit the ability of WMA Life to pay dividends. These statutes and regulations may, to some extent, restrict the ability of WMA Life to write reinsurance policies and distribute funds to the Company. The Insurance Act also grants the Minister of Finance powers to supervise, investigate and intervene in the affairs of insurance companies. These statutes and regulations are for the benefit of policyholders of insurance companies and not investors.

During 2000, the Company will rely primarily on potential dividends from WMA Life to meet ongoing cash requirements. WMA Life may not declare or pay a dividend or make a distribution out of contributed surplus if there are grounds for believing that (i) WMA Life is, or after the payment would be, unable to pay its liabilities as they become due; or (ii) the realizable value of WMA Life's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. As of December 31, 1999, WMA Life had the statutory capacity to pay $5.21 million in dividends. As approved by the directors of WMA Life in February 2000, WMA Life paid a dividend of $1.20 million to the Company to meet current cash requirements. WMA Life's 1999 Annual Statutory Financial Statements and Statutory Financial Return, to be filed with the Registrar of Companies in Bermuda, will be made available after April 30, 2000.

United States. In general, reinsurers domiciled outside the United States ("alien reinsurers") are not subject to substantial direct regulation in the United States. The insurance laws of each state of the United States generally do not regulate the sale of reinsurance within their jurisdictions by non-U.S. insurers. However, alien reinsurers, such as WMA Life, that provide reinsurance to insurance companies domiciled or licensed in United States jurisdictions are indirectly regulated by state "credit for reinsurance" laws. These laws operate to deny statutory financial statement credit to ceding insurers unless the unauthorized alien reinsurer posts acceptable security for ceded liabilities and agrees to certain contract provisions.

Occasionally, there have been Congressional and other initiatives in the United States regarding the supervision and regulation of the insurance industry, including proposals to supervise and regulate alien reinsurers. While none of these proposals have been adopted to date on either the federal or state level, there can be no assurance that federal or state legislation will not be enacted subjecting WMA Life to supervision and regulation in the United States. No assurance can be given that if WMA Life were to become subject to any laws of the United States or any state thereof, at any time in the future, it would be in compliance with such laws, which could have a material adverse affect on WMA Life's operations.

EMPLOYEES

The Company currently employs two executives and four professional and administrative staff persons. Due to increasing complexities associated with the growing business in force, the increasing duration of the reinsurance agreements, and diversification of the business reinsured, Company management is considering hiring additional employees during the year 2000.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently subleases on a triple net basis approximately 1,500 square feet of office space in Duluth, Georgia from WMA Agency. The triple-net basis requires the Company to pay its proportionate share of the taxes, insurance and common area maintenance as well as a stipulated base rent. The sublease extends through January 2008. The annual base rent until January 2003 is $18,675, which is equivalent to the rate being paid by WMA Agency to its lessor. For the second five-year period of the sublease, the annual base rent will be subject to increase. The Company does not own or lease any other properties.

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 1999, the Company was not a party to any litigation or arbitration. Except as disclosed above in Item 1. Description of Business--Marketing--WMA Agency, the Company is not aware of any litigation or arbitration that is likely to have a material adverse effect on the Company's consolidated results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.


PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

No public trading market existed for the Company's common stock during 1999. In March 1998, the Company applied to the NASDAQ National Market to have its stock quoted under the trading symbol WMAC. In March 1999, the Company was notified that the application would be closed for inactivity. The Company received a refund for all fees paid.

At December 31, 1999, the Company had 2,495,010 shares of common stock outstanding and approximately 800 shareholders.

The Company did not pay or declare a dividend in 1999.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of the consolidated results of operations and financial condition of The WMA Corporation should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, included elsewhere herein.

OVERVIEW

The WMA Corporation is a holding company owning all of the outstanding capital stock of WMA Life, a Bermuda life insurance corporation. WMA Life began reinsurance operations in 1996. WMA Life presently provides reinsurance to certain insurance companies with respect to VUL and variable annuity policies sold by WMA Sales Associates through WMA Agency and WMA Securities.

All of the Company's reinsurance business is generated by the marketing efforts of WMA Agency, through business placed with the Ceding Life Companies. As a consequence, the Company is dependent upon WMA Agency to market those products that the Company reinsures. The following tables show, by Ceding Life Company, the percentage of WMA Agency business reinsured by the Company:


                         LIFE INSURANCE APPLICATIONS(1)


         CEDING LIFE COMPANY                                         1999          1998          1997
                                                                     ----          ----          ----
         Western Reserve                                              78%           81%           85%

         Kemper                                                        3%            4%            2%
                                                                     ---           ---           ---
         Total % Subject to Reinsurance                               81%           85%           87%
         Total % Not Subject to Reinsurance                           19%           15%           13%
                                                                     ---           ---           ---
         Total % Applications Submitted                              100%          100%          100%

                             ANNUITY APPLICATIONS(1)


         CEDING LIFE COMPANY                                         1999          1998          1997
                                                                     ----          ----          ----
         Western Reserve                                              66%           44%            0%
         American Skandia                                             12%           16%           13%
                                                                     ---           ---           ---
         Total % Subject to Reinsurance                               78%           60%           13%
         Total % Not Subject to Reinsurance                           22%           40%           87%
                                                                     ---           ---           ---
         Total % Applications Submitted                              100%          100%          100%

(1) As reported to WMA Agency by life insurance companies, of applications for life insurance and annuity policies submitted by WMA Sales Associates, that are monitored by WMA Agency on a regular basis.


WMA Life's revenues do not and are not expected to bear any relationship to the distribution of business placed by the companies with whom WMA Agency does business as illustrated by the above tables. The reasons WMA Life's revenues will diverge from the relationships noted above include, but are not limited to, the nature, mix and pricing of the products reinsured; the terms of the various reinsurance agreements; and the prescribed generally accepted accounting principles for such products and reinsurance structures.

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

The Ceding Life Companies retain responsibility for the payment of all claims, surrender values, commissions and expenses involved in issuing and maintaining the policies. In addition, the Ceding Life Companies administer the reinsurance contracts and, on a monthly basis, provide WMA Life with information regarding premiums, reserves, benefits, claims and settlement expenses for policies reinsured. Financial activity between the Ceding Life Companies and WMA Life is generally settled either on a monthly or quarterly basis in accordance with the terms of the various reinsurance agreements.

At December 31, 1999, WMA Life's reinsurance inforce on life insurance policies and riders constituted 260,356 policies and riders with an aggregate face amount of $8.03 billion. This is an increase of 52,035 life insurance policies and riders, or 25%, and $1.91 billion of inforce face amount, or 31%, from December 31, 1998. The relative increase in the aggregate face amount is greater than the increase in the number of life insurance policies and riders because the average reinsured face amount per policy during 1999 increased approximately 10% over policies reinsured during 1998. The reinsurance agreements entered into during 1998 and 1999 provide for a specific reinsurance percentage of each policy without limit, whereas previous agreements limit the maximum face amount per life to $30,000.

At December 31, 1999, WMA Life had reinsurance inforce with respect to variable annuities for 24,483 policies with reinsured annuity benefits of $324.83 million. This is an increase of 14,455 policies, or 144%, and $167.13 million of annuity contract benefits, or 106%, from December 31, 1998. Although somewhat mitigated by the underlying investment performance of the policies reinsured, the relative increase in the amount of annuity contract benefits is lower than the increase in the number of annuity policies primarily because the Western Reserve variable annuity reinsurance percentage was reduced for policies issued during 1999.

The following table indicates the percentage of WMA Life's reinsurance revenues derived from each Ceding Life Company:


         CEDING LIFE COMPANY               1999           1998           1997
                                           ----           ----           ----
         Western Reserve                    88%            89%            95%
         American Skandia                    9%             9%             4%
         Kemper                              3%             2%             1%
                                           ---            ---            ---
               Total                       100%           100%           100%


MRT REINSURANCE

WMA Life's reinsurance indemnity agreements include three MRT agreements relating to VUL policies. MRT reinsurance is a variation of Yearly Renewable Term Insurance. The reinsurance of the VUL policies includes business previously and currently being sold by WMA Sales Associates and issued by Western Reserve and Kemper. Under the MRT reinsurance agreements, WMA Life assumes a portion of the mortality risk related to the VUL policies written by Western Reserve and Kemper.

New Western Reserve FFB MRT Agreement. Effective October 1, 1999, concurrent with the recapture of the VUL policies and riders reinsured on a coinsurance and ModCo basis (see discussion under "Western Reserve VUL Coinsurance and Modified Coinsurance Agreement" below), WMA Life commenced reinsuring, on a MRT basis, 20% of the FFB policies and riders issued on or after January 1, 1999. Under the new Western Reserve FFB MRT Agreement, WMA Life has the option to convert the MRT reinsurance, with regard to the FFB VUL policies and riders issued from the beginning of the prior calendar year, to coinsurance and ModCo reinsurance provided WMA Life demonstrates sufficient capacity. Sufficient capacity is defined as having unassigned invested securities and anticipated cash flows in a sufficient amount to meet expected reinsurance settlements for the ensuing two calendar years with regard to the converted reinsurance. The option to convert the MRT reinsurance to coinsurance and ModCo reinsurance expires on March 31, 2003.

The Company's reinsurance percentage for FFB VUL policies and riders issued during 1999 and 2000 is 20%. Thereafter, the Company's reinsurance percentage shall be jointly determined on a mutually acceptable basis regarding new issues. The determination of the percentage of new policies and riders to be ceded by Western Reserve to WMA Life in subsequent years will be set before the close of each calendar year. This determination will be based upon the expected new or "first year" VUL "target" premium to be collected by Western Reserve and sold by WMA Sales Associates for the ensuing calendar year. The Company's reinsurance percentages shall be 20%, 25%, 30%, 35% or 40% based upon expected first year VUL collected target premium levels of $50-149 million, $150-199 million, $200-249 million, $250-599 million, or $600 million or more, respectively.

As to the reinsurance in force, and except as otherwise converted to coinsurance and ModCo, the new Western Reserve FFB MRT agreement is unlimited in duration and shall remain in effect for so long as the reinsured policies remain in force. As to the reinsurance of new business, the new Western Reserve FFB MRT agreement has a term that expires on March 31, 2003. Thereafter, regarding the reinsurance of new business, the agreement may be canceled by either party upon giving the other party three hundred sixty five (365) days advance written notice of cancellation. None of the policies reinsured under the agreement are subject to recapture until after a policy has been in force for twenty (20) years after its issuance. The process of recapture enables a ceding company to remove from the reinsurance agreement policies that have been previously ceded to the reinsurer.

Western Reserve MRT Agreement. Effective January 1, 2000, WMA Life will no longer reinsure Freedom Equity Protector VUL policies issued January 1, 2000 and thereafter. WMA Life and Western Reserve jointly determined to discontinue the reinsurance of Freedom Equity Protector VUL policies issued January

1, 2000 and thereafter due to low sales volume, which is primarily due to the introduction of the FFB VUL product in August 1997. WMA Life will continue to reinsure enforce Freedom Equity Protector VUL policies issued from January 1992 through December 1999.

COINSURANCE AND MODIFIED COINSURANCE

Under a coinsurance arrangement, WMA Life assumes a proportionate share of the risks and expenses and receives a proportionate share of the premiums and revenues from the underlying policies. The assumed risks include mortality, lapses, cash surrenders and investment risk. Additionally, under coinsurance WMA Life must establish a proportionate share of the policy reserves. Modified Coinsurance ("ModCo") is a variation of coinsurance. ModCo is similar to coinsurance except that the ceding company retains the reserves and the assets related to the reserves, which would otherwise be recorded and held by the Company. ModCo is used primarily for products that develop cash values which allows the ceding company to retain the associated assets for investment purposes. Under coinsurance and ModCo, the mortality, persistency and investment risks are reinsured on the same plan as that of the original policy. The ceding company and the reinsurer share in these risks in the same manner.

WMA Life has a ModCo agreement with American Skandia and a coinsurance and modified coinsurance agreement with Western Reserve providing for the reinsurance of a portion of certain variable annuity policies sold by WMA Sales Associates. WMA Life also has a coinsurance and modified coinsurance agreement with Western Reserve reinsuring a portion of certain VUL policies.

Due to the nature of the VUL and variable annuity products reinsured, the Company is significantly insulated from the impact of changes in investment yields as the policyholders retain virtually all of the investment risks. However, on an overall basis, a decline in investment yields is expected to cause a decrease in the Company's revenues under its ModCo agreements, as the account values upon which some of the Company's revenues are calculated would presumably be lower. Accordingly, the Company's income will be smaller. Conversely, an increase in investment yields is expected to have the opposite effect. If mortality experience is worse than assumed (i.e., higher claims), it is expected to cause a decrease in current and future revenues that would have otherwise resulted from the policies reinsured. Conversely, if mortality experience is better than assumed (i.e., lower claims), it is expected to cause an increase in current and future revenues that would have otherwise resulted from the policies reinsured.

Western Reserve VUL Coinsurance and Modified Coinsurance Agreement. During the first nine months of 1999, WMA Life continued to reinsure, on a coinsurance and ModCo basis with Western Reserve, 20% of the FFB VUL policies and riders. However, effective October 1, 1999, Western Reserve recaptured FFB policies and riders that were issued from January 1, 1999 through September 30, 1999, which were reinsured on a coinsurance and ModCo basis. FFB VUL policies and riders issued from April 1, 1998 through December 31, 1998 will continue to be reinsured on a coinsurance and ModCo basis.

As a result of the recapture, the agreement has been amended to reflect a 0% reinsurance percentage of new business issued during the calendar years of 1999 and 2000. However, under the new Western Reserve FFB MRT agreement (see discussion under "New Western Reserve FFB MRT Agreement" above), WMA Life has the option to convert the MRT reinsurance, regarding new business issued during the calendar years of 1999 and 2000, to the Western Reserve VUL Coinsurance and Modified Coinsurance Agreement. Upon election of the option to convert the MRT reinsurance to coinsurance and ModCo reinsurance, the Company's reinsurance percentage thereafter shall be jointly determined on a mutually acceptable basis regarding new policies and riders. The determination of the percentage of new policies and riders to be ceded by Western Reserve to WMA Life in subsequent years will be set before the close of each calendar year. This determination will be based upon the expected new or "first year" VUL "target" premium to be collected by Western Reserve for the ensuing calendar year. The Company's reinsurance percentages shall be 20%, 25%, 30%, 35% or 40% based upon expected first year VUL collected target premium levels of $50-149 million, $150-199 million, $200-249 million, $250-599 million, or $600 million or more, respectively. Provisions relating to the Western Reserve's market share of the total first year target premium written by WMA Sales Associates in a given year are no longer applicable to this agreement.

Western Reserve VA Coinsurance and Modified Coinsurance Agreement. During the first nine months of 1999, WMA Life continued to reinsure, on a coinsurance and ModCo basis, 40% of the Freedom Wealth Creator variable annuity policies issued by Western Reserve. Effective October 1, 1999, Western Reserve recaptured 75% of the reinsured Freedom Wealth Creator variable annuity policies issued from January 1, 1999 through September 30, 1999. Thus, as a result of the recapture, WMA Life will continue to reinsure 10% of the Freedom Wealth Creator variable annuity policies issued from January 1, 1999. WMA Life will also continue to reinsure 40% of the Freedom Wealth Creator variable annuity policies issued from January 1, 1998 through December 31, 1998.

Under the Western Reserve Coinsurance and Modified Coinsurance Agreement, as amended, WMA Life has the option to prospectively increase the reinsurance percentage, with regard to the reinsured Freedom Wealth Creator variable annuity policies issued from the beginning of the prior calendar year, to the reinsurance percentage otherwise established in accordance with the terms of the agreement, as amended, provided WMA Life demonstrates sufficient capacity. Sufficient capacity is defined as having unassigned invested securities and anticipated cash flows in a sufficient amount to meet expected reinsurance settlements for the ensuing two calendar years with regard to the increased reinsurance percentage. The option to increase the reinsurance percentage expires on December 31, 2002.

As a result of the recapture, the agreement has been amended to reflect a 10% reinsurance percentage of Freedom Wealth Creator variable annuity policies issued during 1999 and 2000. The Company's reinsurance percentage thereafter shall be jointly determined on a mutually acceptable basis regarding new policies. The determination of the percentage of new policies to be ceded by Western Reserve to WMA Life in subsequent years will be set before the close of each calendar year. The Company's variable annuity reinsurance percentages will be 40% or 50% based upon expected first year variable annuity premium of $100-249 million or $250 million or more, respectively, to be collected by Western Reserve on all variable annuity business sold by WMA Sales Associates. These reinsurance percentages may be reduced 5% if:

         (i) The expected first year variable annuity premium in the ensuing calendar year is expected to decline from the most recent twelve months' first year variable annuity premium collected by Western Reserve on all variable annuity business sold by WMA Sales Associates; and

         (ii) The average growth rate of first year variable annuity premium, collected by Western Reserve on all variable annuity policies sold by WMA Sales Associates, is less than 15%.

Provisions relating to the Western Reserve's market share of the total new variable annuity premium written by WMA Sales Associates in a given year are no longer applicable to this agreement.

American Skandia Imperium Modified Coinsurance Agreement. Effective January 1, 2000, WMA Life and American Skandia agreed to reduce the reinsurance percentage, from 40% to 10%, on all reinsured Imperium variable annuity policies issued January 1, 2000 and thereafter. WMA Life has the option to prospectively increase the reinsurance percentage, upon giving sixty (60) days advance notice, on reinsured Imperium variable annuity policies issued subsequent to the effective date of the increase, to the reinsurance percentage otherwise established in accordance with the terms of the agreement, as amended. WMA Life will continue to reinsure 30% to 40% of the reinsured Imperium policies issued from January 1, 1997 through December 31, 1999.

Proposed Agreements. WMA Life entered into a letter of intent with Western Reserve to reinsure two new products introduced for sale in late 1999 by Western Reserve. The agreement provides for the reinsurance of the WRL Freedom Protector Term (including riders and supplemental benefits), a term life insurance product, and the WRL Financial Freedom Accumulator (including riders and supplemental benefits), a flexible premium whole life insurance product. The letter of intent, as amended, provides that Western Reserve will cede and WMA Life will reinsure 20% of these plans, sold by WMA Sales Associates, on coinsurance basis. Reinsurance of these plans will commence, with an effective date, upon the earlier of (i) the date submitted new business results in a reasonable expectation of $5 million of annualized target premium, or (ii) as WMA Life and Western Reserve may otherwise agree. The cession is contingent on

WMA Life demonstrating that its unassigned invested securities, together with anticipated cash flows, are sufficient to meet expected reinsurance settlements through Year 2000 under the proposed agreements.

In 1999, Western Reserve ceded the majority of the Company's reinsurance business. According to information provided by Western Reserve to the Company for the year ended December 31, 1999, nearly 64% of the VUL premiums from policies sold by WMA Sales Associates for Western Reserve came from five states, with 44% coming from California alone. Similarly, in 1999, nearly 56% of all variable annuity premiums from policies sold by WMA Sales Associates for Western Reserve came from five states with over 30% coming from California alone. The Company believes its geographic distribution of business bears a similar relationship.

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

WMA Life defers costs that vary with and are directly associated with the acquisition of the reinsured policies. These expenses are deferred to the extent that such costs are deemed recoverable from future policy revenues in accordance with GAAP and are recorded as deferred acquisition costs on the balance sheet. Deferred acquisition costs were $39.75 million at December 31, 1999, an increase of $12.21 million, or 44%, from December 31, 1998.

Deferred acquisition costs are amortized over the lives of the underlying policies (with regard to the terms of the reinsurance agreement). Under the MRT agreements, the amortization is in proportion to the ratio of premiums collected during the then current period to total anticipated premiums. The rate of amortization is based upon methods that include assumptions applicable at the time the policies are reinsured, such as estimates of expected investment yields, mortality, persistency and expenses. The assumptions include provision for risk of adverse deviation. Original assumptions continue to be used in subsequent accounting periods to determine changes in the deferred acquisition costs unless a premium deficiency exists. (A premium deficiency is recognized if the sum of expected claim costs, unamortized acquisition costs, and maintenance costs exceed related unearned premiums. A premium deficiency is first recognized by charging any unamortized acquisition costs to expense, to the extent required to eliminate the deficiency. If the premium deficiency is greater than unamortized acquisition costs, a liability shall be accrued for the excess deficiency.) Management reviews, on a periodic basis, evolving experience with regard to the Company's estimates of future expected investment yields, mortality, persistency and expenses applicable to the reinsured policies in force. Company management has concluded there is no premium deficiency based on this analysis.

During 1999, the Company's mortality experience on business reinsured under its MRT agreements resulted in higher earnings due to fewer claims than otherwise anticipated. Actual death claims were approximately 75% of expected death claims assumed in calculating the Company's liabilities. However, due to the Company's very limited experience, the results are not credible indicators of future experience. By example, actual death claims under the Company's VUL coinsurance and ModCo agreement were approximately 25% greater than otherwise anticipated, which resulted in total Company death claim experience being approximately 80-85% of that otherwise expected.

The Company's persistency experience on its MRT reinsurance prior to 1999 ranged from 5% better to 5% worse than anticipated. Although subject to a correction, the Company's persistency experience through year-end 1999 was better than anticipated by more than 5%. The variation of experience from year to year is relatively minor and is expected to have little impact on future revenues from business in force.

However, due to the Company's very limited experience, the results are not credible indicators of future experience. It is not known whether the Company's recent experience is temporary, due to normal random fluctuations, or permanent.

Under the coinsurance and ModCo agreements, the amortization of the deferred acquisition costs is in proportion to the ratio of gross profits recognized during the then current period to total anticipated gross profits. During each accounting period, assumptions used in calculating the amortization of the Company's deferred acquisition expense reflect actual experience for the then current accounting period. Management also reviews, on a periodic basis, evolving experience with regard to the Company's assumptions, concerning future experience with regard to mortality, persistency, investment yields and expenses, in determining its estimate of future gross profits. If management believes variances from expected assumptions are permanent, assumptions used with regard to future experience will be changed. Upon adoption of any change in assumptions used with regard to future experience, the amortization of the Company's deferred acquisition cost will be recalculated and reflected during the then current accounting period.

American Skandia Imperium Modified Coinsurance Agreement. During 1999, with regard to the American Skandia ModCo reinsurance, death claims, withdrawals, surrenders and investment yields were greater than the Company's estimates for these items. As a result of the emerging experience, Company management revised its future estimates of investment yields and partial withdrawal rates accordingly.

The number of death claims are nearly equal to the number of expected claims; as a result, the higher than expected death claim experience is due to an average claim amount greater than that otherwise expected based on the distribution of business in force. Further, variances in claim experience is to be expected considering the number of variable annuity policies reinsured. As a result of the death claim observations, management believes the temporary differences in claim amounts are anomalies and do not justify a change in assumptions used with regard to future experience. Regarding the surrender experience, the higher than expected surrender rates during 1999 primarily reflect activity during the second and third duration of the policies in force. Assumptions concerning future experience primarily affect the fourth and later policy durations. Management believes its future experience assumptions, regarding the fourth and later policy durations, already reflect surrender rates consistent with the Company's experience and, as a result, does not warrant a change in its future experience assumptions.

Western Reserve VA Coinsurance and Modified Coinsurance Agreement. During 1999, with regard to the Western Reserve variable annuity policies, withdrawals, surrenders and investment yields were greater than the Company's estimates for these items. On the other hand, death claims and acquisition expenses were lower. As a result of the emerging experience, Company management revised its future estimates of partial withdrawal rates and expenses accordingly. In addition, the Company also revised its assumptions to reflect additional costs associated with certain benefit enhancements granted under the variable annuity policies during 1999, as well as the increased cost associated with the reimbursement of certain variable expenses under the reinsurance agreement.

Unlike the Company's financial models for the American Skandia reinsurance, the Company's best estimate with regard to future investment yield experience had already been reflected in the Company's calculation of expected gross profits for the Western Reserve reinsurance. Accordingly, this assumption was not changed. Company's management has concluded that the variances in the surrender rates from expected are not credible enough to warrant a change in the Company's future surrender rate experience assumptions at this time. Nonetheless, WMA Life will conduct a policy termination study during year 2000 in an effort to determine whether its future experience assumptions should be changed based upon the emerging experience. Regarding the Company's death claim experience, the number of death claims are approximately 40% of the number of expected claims. However, similar to the American Skandia experience, the average death claim amount was greater than the average amount expected based on the distribution of business in force. Nonetheless, variances in claim experience are to be expected considering the number of variable annuity policies reinsured. As a result of the death claim observations, management believes the temporary differences in claim amounts are anomalies and do not justify a change in assumptions used with regard to future experience.

Western Reserve VUL Coinsurance and Modified Coinsurance Agreement. During
1999, with regard to the Western Reserve VUL policies reinsured on a coinsurance and ModCo basis, death claims, surrenders and investment yields were greater than the Company's estimates for these items. Revenues and expenses closely matched the Company's future experience assumptions concerning revenues from surrender charges, policy loads and cost of insurance charges, and expenses from acquisition and policy maintenance. Regarding these items, Company management revised its future estimates of mortality and surrender rates. Although it is not known whether the Company's mortality experience is temporary, the Company revised its mortality assumptions during 1999 to better reflect the emerging mortality experience resulting from claims activity during the last several years and new industry data. In addition, the Company revised its assumptions to reflect additional costs associated with the reimbursement of certain variable expenses under the reinsurance agreement. The Company's best estimate with regard to future investment yield experience was already reflected in the Company's calculation of expected gross profits. Accordingly, this assumption was not changed.

Recognizing the changes in the Company's future experience assumptions under its coinsurance and modified coinsurance agreements resulted in an increase in the amortization of the Company's deferred acquisition cost during 1999 by approximately $165,000, or 5%. To date, management believes the assumptions used regarding its estimate for future gross profits are appropriate for its circumstances.

Life insurance claims settled, claims reported and changes in estimates of claims incurred but not reported related to reinsured VUL policies are recorded as Benefits, claims and settlement expenses on the Consolidated Financial Statements. The change in the liability for future policy benefits is recorded separately as Change in future policy benefits in the Consolidated Financial Statements.

The liability for future policy benefits was $4.49 million at December 31, 1999, an increase of $1.87 million, or 71%, compared to the same period in 1998. The liability at December 31, 1999 is comprised of two components: (i) liabilities under the Company's MRT reinsurance agreements, and (ii) liabilities related to the coinsurance of VUL and variable annuity policyholder obligations. The liability, with regard to the MRT reinsurance, which represents the present value of future benefits to be paid and related expenses, less the present value of future net premiums (that portion of the premium required to provide for all benefits and expenses), is estimated using the same methods and assumptions used to amortize the deferred acquisition costs under the MRT Agreements. The liability for the fixed account portion of the Western Reserve VUL and variable annuity coinsurance agreements is equal to reinsured policy account balances.

To date, management believes the assumptions used regarding its liability for future policy benefits are appropriate for its circumstances.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 1999 Compared to Twelve Months Ended December 31, 1998.

Revenues. Revenues increased by $10.06 million, or 80%, for the twelve months ended December 31, 1999 compared to the same period in 1998. The increase was primarily attributable to the growth in revenues associated with the coinsurance and ModCo agreements. To a lesser extent, the increase was attributable to the growth in premiums associated with the MRT agreements.

Premiums. Premiums increased by $2.41 million, or 33%, for the twelve months ended December 31, 1999 compared to the same period in 1998. Policies and riders reinsured on a MRT basis increased by 60,399, or 39%, to 216,680 at December 31, 1999 from 156,281 at December 31, 1998. Effective October 1, 1999, the Company entered into a new MRT agreement with Western Reserve to reinsure 20% of the Financial Freedom Builder policies sold by WMA Sales Associates and issued after January 1, 1999. The increase in premiums due to the new MRT agreement was $1.22 million, as well as 68,171 of the policies in force. The remaining increase in premiums was primarily attributable to the increasing duration of the policies in force since the reinsurance premiums increase with the advancing age of the insured.

Reinsured Policy Revenues. Reinsured policy revenues increased by $9.41 million, or 230%, for the twelve months ended December 31, 1999 compared to the same period in 1998. The revenue increase was largely attributable to the coinsurance and ModCo VUL agreement with Western Reserve and also to the variable annuity agreements with Western Reserve and American Skandia. These revenues reflect policy cost of insurance charges, mortality and expense charges, policy administration, asset based allowances and deferred sales charges under the coinsurance and ModCo agreements, as they relate to universal life-type contracts.

Of the $13.51 million Reinsured policy revenues for the twelve months ended December 31, 1999, $9.02 million was attributable to the VUL coinsurance and ModCo agreement with Western Reserve compared to $2.44 million for the same period in 1998, an increase of $6.58 million, or 269%. Revenues attributed to the Western Reserve VUL policies and riders issued and reinsured during 1998 totaled $6.01 million, which is an increase of $3.57 million, or 146%, compared to $2.44 million for the same period in 1998. This increase reflects twelve months exposure during 1999, on business issued during 1998, compared to an average exposure of 4.5 months during 1998. The balance, $3.01 million in revenues, resulted from the VUL policies issued and reinsured during 1999, which were subsequently recaptured on October 1, 1999. As a result of the recapture, and the discontinuation of new VUL policies reinsured on a coinsurance and ModCo basis, future VUL Reinsured policy revenue increases could exhibit a smaller rate of growth.

The remaining $4.49 million of Reinsured policy revenues was attributable to the variable annuity reinsurance agreements compared to $1.66 million for the same period in 1998, an increase of $2.83 million, or 170%. Revenues attributed to the Western Reserve variable annuity policies reinsured during 1999 totaled $853,000, which reflects a 40% reinsurance percentage for the first nine months, and 10% thereafter. Considering the Company will be reinsuring 10% of the Western Reserve variable annuity policies issued January 1, 1999 through year 2000, and 10% of the American Skandia variable annuity policies issued beginning January 1, 2000, future variable annuity Reinsured policy revenue increases could exhibit a smaller rate of growth.

Net Investment Income and Net Realized Gain (Loss) on Investments. Net investment income decreased by $601,000, or 63%, for the twelve months ended December 31, 1999 compared to the same period in 1998. Investment income is earned from investments in fixed income securities and cash equivalents. Investment expenses of $72,000 and $52,000 for the twelve month periods ended December 31, 1999 and 1998, respectively, related to investment advisor fees and custodial fees and were netted with gross investment income excluding realized gains and losses. The decrease in net investment income was primarily due to the reduction in total investments, which resulted from the sale of fixed income securities in order to pay the Ceding Life Companies for reinsurance expense allowances and benefits. The most significant components of these payments were attributable to the Western Reserve coinsurance and ModCo agreements and to the American Skandia ModCo agreement. The sale of the fixed income securities for the twelve months ended December 31, 1999 resulted in a Net realized loss on investments of $66,000, or a decrease of $333,000, or 125%, compared to the Net realized gain on investments of $267,000 reported for the same period in 1998. The Net realized losses are the result of selling securities after an increase in market yields subsequent to their purchase; an increase in market yields cause a decrease in the market value of invested securities.

Loss on Recapture of Business. The recapture of business during the fourth quarter of 1999 resulted in a loss of $823,000 for the twelve months ended December 31, 1999. This loss related to the recapture of the Financial Freedom Builder VUL policies and riders and 75% of the Freedom Wealth Creator variable annuity policies, issued from January 1, 1999 through September 30, 1999, which were reinsured on a coinsurance and ModCo basis with Western Reserve. Of the $823,000 Loss on recapture of business, $556,000 related to the VUL coinsurance and modified coinsurance business, which is composed of $14.35 million in gross revenues from recapture allowances, net of $14.91 million in expenses from the amortization of the related deferred acquisition costs and the release of policy reserves and reinsurance expense allowance accruals. The balance, $267,000, related to the variable annuity coinsurance and ModCo business, is composed of $5.68 million in gross revenues from recapture allowances, net of $5.94 million in expenses from the amortization of the related deferred acquisition costs.

Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses increased by $1.02 million, or 29%, for the twelve months ended December 31, 1999 compared to the same period in 1998. The increase primarily resulted from an increase in volume of business in force. The amount of business in force at December 31, 1999 was $8.03 billion compared to $6.12 billion at December 31, 1998, which represented a $1.91 billion, or 31% increase.

The Company's profitability, in part, depends on the volume and amount of death claims incurred. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods, and are subject to fluctuation from quarter to quarter and year to year. Claims paid plus those incurred in 1999 were approximately 15-20% lower than otherwise expected based upon management estimates and prior claims activity. Estimated additional net income was $750,000 for the year due to this lower than expected claims activity. Management believes that this activity is not indicative of future performance because of normal random fluctuation in claims activity.

Change in Future Policy Benefits. Change in future policy benefits increased by $359,000, or 780%, for the twelve months ended December 31, 1999 compared to the same period in 1998. The liabilities under the Company's MRT reinsurance agreements increased $871,000, or 398%, from $219,000 at December 31, 1998 to $1.09 million at December 31, 1999. The increase primarily resulted from the new MRT agreement the Company entered into with Western Reserve in the fourth quarter of 1999 to reinsure 20% of the FFB VUL policies issued January 1, 1999 and after.

Reinsurance Premium Allowances Net. Net reinsurance premium allowances increased by $2.44 million, or 84%, for the twelve months ended December 31, 1999 compared to the same period in 1998. Gross Reinsurance premium allowances represent a portion of reinsurance premiums paid or allowed by WMA Life to the Ceding Life Companies for each policy reinsured. A certain portion of the gross reinsurance allowances, with regard to the production of new business was related to the Company's share of commissions, underwriting costs and other expenses from the production of new business incurred by the Ceding Life Companies on the business reinsured. These amounts have been deferred to the extent that such costs are deemed recoverable from future policy revenue in accordance with GAAP. The balance of those amounts not deferred are reflected as net reinsurance premium allowances and are often a level percentage of individual policy revenues (e.g., renewal reinsurance allowances). Similar to the increase in revenues, the increase in net reinsurance premium allowances was due to an increase in the MRT premiums in force, the placement of the VUL and variable annuity business reinsured on a coinsurance and ModCo basis, and to the business placed under the new MRT agreement.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased by $2.25 million, or 146%, for the twelve months ended December 31, 1999 compared to the same period in 1998. The increase in Amortization of deferred acquisition costs was attributable to increased revenues, primarily Reinsured policy revenues, associated with business reinsured and with the placement of new business.

Amortization for business reinsured on a coinsurance and ModCo basis was $3.62 million for the twelve months ended December 31, 1999 as compared to $1.39 million for the same period in 1998, an increase of 160%. The increase in amortization is attributable to an increase in gross profits during 1999 from business inforce and new business reinsured. Amortization includes unlocking of future experience assumptions used in the calculation of the amortization of deferred acquisition costs on universal life type contracts, which is performed annually during the fourth quarter.

Amortization of deferred acquisition costs for business reinsured on a MRT basis was $171,000 for the twelve months ended December 31, 1999 as compared to $148,000 for the same period in 1998, an increase of 16%. Premiums on the MRT business were $9.69 million for the twelve months ended December 31, 1999 compared to $7.28 million for the same period in 1998, an increase of 33%. Amortization on MRT business is decreasing relative to total MRT premiums. Amortization was 1.8% of premium revenues for the twelve months ended December 31, 1999 versus 2.0% for the same period in 1998. The Company expects this decrease in MRT amortization relative to total MRT premiums to continue as there are no deferred acquisition costs associated with the new Western Reserve FFB MRT Agreement.

Amortization of deferred acquisition costs associated with business recaptured by Western Reserve is included in Loss on Recapture of Business.

Professional Fees and Other Expenses. Professional fees and other expenses decreased by $23,000, or 2%, for the twelve months ended December 31, 1999 compared to the same period in 1998. Expenses include professional fees for legal, actuarial and accounting expenses incurred, operating expenses, and other miscellaneous expenses.

Fees to World Marketing Alliance, Inc. Fees to World Marketing Alliance, Inc. decreased by $192,000, or 80%, for the twelve months ended December 31, 1999 compared to the same period in 1998. Fees to World Marketing Alliance, Inc. consist of corporate services, rent expenses and the funding of certain operating and travel-related expenses for the Company.

The Company has a Sublease Agreement with WMA Agency pursuant to which the Company pays annual rent of $18,675 to WMA Agency for 1,500 square feet of office space. The Company also has a Corporate Services Agreement whereby WMA Agency provides corporate services to the Company for a fixed monthly fee of $2,250, adjusted annually.

Interest Expense. Interest expense increased by $1.05 million for the twelve months ended December 31, 1999 compared to the same period in 1998. The increase was due to interest incurred on the financing received from Money Services, Inc. ("MSI"), a five-year term note issued to MSI, and to the reinsurance fees associated with the deferred settlements for policies issued and reinsured during 1999 under the Western Reserve coinsurance and ModCo agreements.

Income Taxes. Income taxes increased by $1.07 million, or 92%, for the twelve months ended December 31, 1999 compared to the same period in 1998 due to higher levels of Income before income taxes. The Company's effective tax rate was 34% for both 1999 and 1998.

Net Income. As a result of the foregoing, Net income for the twelve months ended December 31, 1999 was $4.32 million compared to $2.24 million for the twelve months ended December 31, 1998, an increase of $2.08 million, or 93%.

LIQUIDITY AND CAPITAL RESOURCES

The principal sources of the Company's cash flow have been premiums received from the Ceding Life Companies, investment income, proceeds from the sale of invested assets, issuance of the Company's common stock, and short and long term financing. In addition to the need for cash flow to meet operating expenses, the liquidity requirements of the Company relate primarily to the payment of gross reinsurance allowances, investment purchases and reinsurance claims.

Premiums are generally received in advance of related claims payments. Under the MRT reinsurance agreements, premiums vary in proportion to the expected mortality claims reinsured. The Company's cash inflows under the MRT agreements are premiums for the mortality risk reinsured. The Company's cash outflows are reinsurance expense allowances and death benefit claims. The reinsurance expense allowances represent the Company's share of acquisition and maintenance expenses incurred by the Ceding Life Company that are attributable to the risks reinsured.

The Company's cash requirements for operating and investment expenses consist of: salaries and benefits; management service fees; investment management and custodial fees; accounting and consulting services fees; expenses related to regulatory issues and compliance with corporate and tax matters; and other incidental administrative expenses. The Company incurred no capital expenditures during 1999.

Net cash flows used in operating activities were $10.71 million for the year ended December 31, 1999, compared to $13.67 million for the year ended December 31, 1998. The net cash flows used were primarily due to the additional cash required to reimburse Western Reserve for first year reinsurance allowances, with regard to policies issued and reinsured during 1998, as a result of the VUL coinsurance and modified coinsurance agreement. The net cash flows also reflect, to a lesser extent, increases in business written under the variable annuity agreements with American Skandia and Western Reserve. The decrease in net cash flows from 1998 are primarily the result of deferring financial settlements due on VUL and variable annuity policies issued and reinsured from January 1, 1999 through September 30, 1999 and reinsured on a coinsurance and modified coinsurance basis with Western Reserve.

Effective January 1, 1999, with regard to VUL and variable annuity policies issued during 1999, the Company and Western Reserve amended the VUL and variable annuity coinsurance and ModCo agreements to defer financial settlements until December 30, 1999. The agreements, as amended, allowed Western Reserve to recapture the reinsurance placed with WMA Life on the policies issued during 1999 if the Company did not settle before December 31, 1999. In addition to the existing terms of the agreements, a reinsurance fee, at an effective annual rate of 9%, accrued on the deferred reinsurance settlement balances beginning April 1, 1999. With regard to VUL and variable annuity policies issued during 1998, financial activity continued to be settled on a quarterly basis.

Pursuant to the recapture of the VUL and variable annuity business effective October 1, 1999, the deferred reinsurance balances otherwise due Western Reserve, including reinsurance fees, have been offset against balances due WMA Life with regard to gross recapture allowances, financial settlements due under the new FFB MRT agreement and accrued interest. The Consolidated Balance Sheet at December 31, 1999 reflects Reinsurance balances receivable for these amounts. As a result of the offset, Western Reserve paid WMA Life a net cash settlement amount of $1.51 million in early February 2000 with regard to these transactions. Deferred reinsurance settlements otherwise due Western Reserve have been extinguished.

Notwithstanding additional capital contributions, which would otherwise allow the Company to expand its reinsurance capacity, as a result of the following, the Company expects to realize net positive cash flows from its reinsurance operations during year 2000 and thereafter:

- the recapture of VUL business issued and ceded by Western Reserve from January 1, 1999 through September 30, 1999;

- the recapture of 75% of the variable annuity business issued and ceded by Western Reserve from January 1, 1999 through September 30, 1999;

- the new FFB MRT reinsurance agreement with Western Reserve on all Financial Freedom Builder VUL policies and riders issued from January 1, 1999;

- the reduction of the variable annuity reinsurance percentage from 40% to 10% on all Freedom Wealth Creator policies issued and ceded by Western Reserve after September 30, 1999; and

- the reduction of the variable annuity reinsurance percentage from 40% to 10% on all Imperium policies issued and ceded on and after January 1, 2000 by American Skandia.


On September 30, 1998, the Company entered into a $10 million line of credit arrangement with Money Services, Inc. ("MSI"), a subsidiary of AEGON USA, Inc., pursuant to which the Company borrowed $10 million to cover its cash needs. Through March 31, 1999, interest accrued at the rate of 8% on amounts drawn under this line of credit. Effective April 1, 1999, the interest that accrued through March 31, 1999 was added to the outstanding principal balance and the interest rate increased to 9%. On July 30, 1999, $5 million from proceeds made available from the issuance of a 5-year term note (discussed below) were applied to reduce the outstanding principal balance on the line of credit. The line of credit had been amended as of December 31, 1999 to extend the maturity date and establish scheduled principal and interest payments beginning in February 2000. Under the amended terms, the outstanding balance and related accrued interest is payable commencing February 15, 2000 and continuing on the 45th day after the close of each calendar quarter thereafter until the entire outstanding balance and accrued interest is paid in full. Quarterly principal and interest payments shall be an amount which will not exceed the quarterly reinsurance settlements due from Western Reserve under the VUL coinsurance and ModCo agreement with respect to policies reinsured during calendar year 1998. At December 31, 1999, the anticipated payment amounts for the four quarters of 2000 are not expected to cover the total amount due, thus the amount outstanding under the line of credit is classified as long-term debt. As of December 31, 1999, this long-term debt had an outstanding principal balance of $5,303,562 and accrued interest of $507,570.

On July 30, 1999, the Company issued a $5 million, five year term note to MSI due on July 29, 2004. Interest is payable at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. MSI may convert, after December 31, 1999 and prior to July 29, 2004, the outstanding principal balance of this note into Common Stock of the Company. Upon conversion, 4.17 shares of Common Stock may be obtained per each $100.00 of the outstanding principal amount of the note. The note may be redeemed after July 29, 2002, in whole or in part, at the Company's option, at the redemption price, which shall include all accrued but unpaid interest to the date of redemption. If the note is redeemed prior to July 29, 2004, interest shall accrue on the outstanding principal amount at the rate of 9% per annum, from the date of the note through the date of redemption. As of December 31, 1999, the Company had an outstanding principal amount of $5 million and accrued interest of $158,219 in regard to the term note. The proceeds from the term note were applied to reduce the outstanding principal balance on the line of credit.

During 1999, the Company proceeded with a private placement offering up to 1,000,000 share of Series A Convertible Preferred Stock (the "Preferred Stock") to a limited number of independent sales associates contractually associated with WMA Agency, WMA Agency employees and certain other investors acceptable to the Company that quality as "accredited investors" within the meaning of Rule 501 of Regulation D under The Securities Act of 1933. Additionally, the Company proceeded with a private placement offering up to 4,333,333 shares of Common Stock (the "Common Stock Offering") to certain institutional investors, which, if completed, will be closed following the Preferred Stock offering. Upon closing of the Common Stock Offering (assuming net proceeds to the Company of at least $10 million), the Preferred Stock will convert to shares of Common Stock. The Company reserves the right, in its absolute discretion, to decline to offer Preferred Stock or Common Stock to any and all prospective investors who may be willing to accept an offer to sell. There can be no assurance that the Company will sell any shares of Preferred Stock in the Preferred Stock offering or Common Stock in the Common Stock Offering.

Company management does not expect to successfully place the majority of shares offered under its Common Stock Offering, nor all the shares offered under its Preferred Stock Offering. The Preferred Stock Offering, as amended, will continue until June 30, 2000, unless closed earlier at the Company's discretion. The Common Stock Offering will be closed following the close of the Preferred Stock Offering. Notwithstanding additional capital contributions to the Company, cash inflows from WMA Life's reinsurance operations are expected to be greater than the Company's operational and debt service expenses. Net proceeds to the Company from the offerings will be used to repay indebtedness and accrued interest on the long-term loan obtained from MSI, which will enable WMA Life to expand its reinsurance capacity.

The Company's primary source of liquidity was $3.48 million in Cash and cash equivalents at December 31, 1999. The effective duration of the Company's fixed income portfolio is 3.6 years with 100% of the fixed income securities having an effective maturity of less than 10 years. The Company's fixed income portfolio represents 100% of the total invested assets, and has an average quality rating of AA by Moody's.

In addition to the financing activities described above, the Company has used its principal paydowns from its mortgage-backed securities and sales of its fixed securities to reimburse the Ceding Life Companies for allowances associated with the American Skandia and Western Reserve agreements. The net cash provided by investing activities for the twelve months ended December 31, 1999 was $7.27 million as compared to $8.85 million for the year ended December 31, 1998. Net cash provided by financing activities for the twelve months ended December 31, 1999 was $303,562 due to the capitalization of interest on the MSI line of credit in the second quarter of 1999 and to the issuance of a $5 million term note of which the proceeds were applied to reduce the outstanding principal balance of the short-term debt during the third quarter of

1999. For the same period ended December 31, 1998, $9.97 million provided by financing activities was due primarily to the issuance of short term debt in the third and fourth quarters of 1998.

The WMA Corporation is a holding company with no direct operations, and its principal asset is the capital stock of WMA Life and $318,000 of cash and invested assets. The Company relies primarily on funds retained at the holding company level and potential dividends from WMA Life to meet ongoing cash requirements. The ability of WMA Life to pay dividends to the Company is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda. At December 31, 1999, WMA Life had the statutory capacity to pay $5.21 million in dividends. During 2000, the Company will rely primarily on dividends from WMA Life to meet ongoing cash requirements. As approved by the directors of WMA Life, in February 2000 WMA Life paid a dividend of $1.20 million to the Company to meet current cash requirements.

Under the Company's reinsurance agreements, the Company is required to provide security through a Letter of Credit ("LOC") for the benefit of the Ceding Life Companies. The Company had three LOCs with Western Reserve as beneficiary under each of the reinsurance agreements in place for a total of $3.7 million in support of reserve credits. WMA Life also previously secured a LOC of $140,000 in favor of Kemper. The LOCs were issued by IBJ Whitehall Bank & Trust Company ("IBJ"), the Company's former custodian, and collateralized by the Company's assets held by IBJ. Due to the withdrawal of IBJ from the custodial business, the Company entered into a new custodial agreement with Comerica Bank ("Comerica") effective in February 2000. The Company transferred its assets to Comerica and Comerica subsequently issued new LOCs to Kemper and Western Reserve in late February 2000. The Kemper LOC was secured in the amount of $140,000. The three LOCs for Western Reserve were replaced by one LOC in the amount of $4.75 million.

YEAR 2000 COMPLIANCE

The Company has not experienced any disruptions with regard to its financial or operating activities resulting from Year 2000 computerized systems issues. Company management does not expect Year 2000 issues to have a material adverse effect on the Company's operations or financial results in 2000.

FORWARD LOOKING STATEMENTS

Certain statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe-harbor provision of that Act. Such statements may include, but are not limited to, projections of earnings, revenues, income or loss, capital expenditures, plans for future operations and financing needs or plans, as well as assumptions relating to the foregoing. Such statements often include the words "believes," "expects," "assumes," "proposed," "anticipates," "intends," "plans," "estimates," "projects," or similar expressions. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including, but not limited to, changes in the Company's relationship with WMA Agency, adverse reinsurance experience, increased competition from within the insurance industry, the extent to which the Company is able to develop new reinsurance programs and markets for its reinsurance, changes in the control of the Company, the Company's cash requirements, the outcome of regulatory examinations and investigations and availability of capital on acceptable terms and other factors discussed in this report. These forward-looking statements are subject to change and uncertainty which are beyond the Company's control and have been made based upon Management's expectations and beliefs concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending upon the outcome of certain factors, including those described in the forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are attached hereto commencing on page F-1.

         -        Independent Auditors' Report (December 31, 1999 and 1998)

         -        Consolidated Balance Sheets at December 31, 1999 and 1998

         - Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

         - Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 1999, 1998 and 1997

         - Consolidated Statements of Cash flows for the years ended December 31, 1999, 1998 and 1997

         - Notes to Consolidated Financial Statements for the years ended December 31, 1999, 1998 and 1997


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No change in or disagreement with accountants occurred during 1999.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS


         NAME                                AGE      TITLE(S)
                                             ---      --------

         S. Hubert Humphrey, Jr.........     56       President and Director of the Company since
                                                      March 9, 1995, and President of WMA Life
                                                      since August 7, 1995

         Thomas W. Montgomery...........     50       Executive Vice President, Secretary and Director of
                                                      the Company since March 9, 1995 and Vice President
                                                      of WMA Life since August 7, 1995

         Edward F. McKernan.............     44       Senior Vice President and Actuary of the Company
                                                      since April 1, 1996, Chief Financial Officer of the
                                                      Company since December 9, 1997, Director of the
                                                      Company since August 11, 1997, and Vice President
                                                      of WMA Life since July 29, 1996

         C. Simon Scupham...............     45       Director of the Company since April 1, 1996 and
                                                      Director of WMA Life since August 7, 1995

         Joseph F. Barone...............     63       Director of the Company since June 1, 1998


The following is certain additional information concerning each of the executive officers and directors of the Company.

S. HUBERT HUMPHREY, JR. serves as President and Director of the Company and WMA Life. Mr. Humphrey is also Chairman and CEO of WMA Agency, a corporation engaged in business as an insurance agency which has, for licensing purposes, interests in certain related entities and is associated with persons involved in the marketing and sale of insurance, annuities and other financial products. Mr. Humphrey also holds various positions with the following companies affiliated with WMA Agency: a Director and President of WMA Management Services, Inc. ("WMA Management"), a corporation providing executive management services; a Director of WMA Investment Advisors, Inc., a registered investment advisor engaged in providing investment advice to customers; a Director and President of WMA Advisory Services, Inc., a registered investment advisor engaged in providing asset allocation modeling investment advisory services; the owner of WMA Securities, a securities brokerage firm, and WMA consumer Services, Inc., a consumer financial services firm; a Director and Chairman of DotPlanet.com, an internet service provider; and a Director and Chairman of Zillionaire.com, an internet marketing company.

Mr., Humphrey has been involved in the financial services field for over 20 years. He was a Senior National Sales Director of A.L. Williams & Associates and an executive officer and director of A.L. Williams Corporation, a life reinsurance company affiliated with A.L. Williams & Associates. A.L. Williams & Associates and A.L. Williams Corporation now comprise part of Primerica Financial Services, which is owned by Citigroup, Inc.

THOMAS W. MONTGOMERY holds the position of Director, Secretary and Executive Vice President of the Company and Vice President of WMA Life. Mr. Montgomery is also President of World Marketing Alliance, Inc.; a Director, Vice President and Secretary of WMA Management; a Director of WMA Investment Advisors, Inc.; a Director and Vice President of WMA Advisory Services Inc.; a Director and President of WMA Consumer Services, Inc.; a Director and Treasurer of DotPlanet.com; and a Director and Secretary of Zillionaire.com.

Mr. Montgomery is a certified public accountant and is a former audit and tax partner in the accounting firms of Richter & Company, P.C., and Davis, Crittenden, Richter & Fletcher, where he worked from 1973 to 1994 after graduation from Norman College and Florida State University. As a certified public accountant, Mr. Montgomery represented Mr. Humphrey and his various business interests including WMA Agency between 1981 and 1994.

EDWARD F. MCKERNAN serves as Director, Senior Vice President, Chief Financial Officer and Actuary of the Company and Vice President of WMA Life. Mr. McKernan is also Senior Vice President of WMA Agency. Immediately prior to joining the Company, Mr. McKernan was a Senior Manager in the Life Actuarial Consulting Practice of KPMG Peat Marwick LLP. From August 1990 through September 1993, Mr. McKernan was the Marketing Actuary of U.S. Operations for Seaboard Life Insurance Company. Prior to his tenure with this firm, Tillinghast, a Towers Perrin company, employed Mr. McKernan, which is an international actuarial consulting firm. He is a Fellow of the Society of Actuaries (1988) and a Member of the American Academy of Actuaries (1985).

C. SIMON SCUPHAM serves as a Director of the Company and of WMA Life. Since 1988, Mr. Scupham has been the President of CFM Insurance Managers Ltd. ("CFM"), a Bermuda corporation providing professional management services to international companies operating in Bermuda. He is a qualified Chartered Accountant (CA) and Associate Fellow of the Institute of Mathematics and its Applications. Mr. Scupham is also Chairman of Mutual Risk Captive Group and Shoreline Mutual Management (Bermuda) Limited. Prior to joining CFM, Mr. Scupham served as the director of Bermuda operations of the Kemper Group.

JOSEPH F. BARONE has been a Director of the Company since June 1, 1998. Since July 1997, Mr. Barone has been Managing Director of Research for Firemark Investments of Morristown, New Jersey, a private investment firm. From January 1992 through June 1997, he was associated with Swiss Re Insurance as a Senior Vice President. From 1981 through 1991, he was a Managing Director of Investment Banking for the insurance industry at Bear Stearns & Company, Inc. Mr. Barone is a Chartered Financial Analyst and a member of the New York Society of Security Analysts and the Association of Insurance and Financial Analysts.

ITEM 10.  EXECUTIVE COMPENSATION


                                                                                              OTHER
                                                                                          ANNUAL POSITION
NAME AND PRINCIPAL POSITION                     YEAR           SALARY          BONUS        COMPENSATION
                                                ----          --------         -----      ---------------

S. Hubert Humphrey, Jr.                         1999                --            --        $ 48,851(1)
President                                       1998                --            --         240,708(1)
                                                1997                --            --         177,135(1)

Thomas W. Montgomery                            1999                --            --              --
Executive Vice President and Secretary          1998                --            --              --
                                                1997                --            --              --

Edward F. McKernan                              1999          $181,867            --              --
Senior Vice President, Actuary and              1998            78,806            --              --
Chief Financial Officer                         1997                --            --              --

Joseph F. Barone                                1999                --            --          11,500
Director                                        1998                --            --           5,000
                                                1997                --            --              --

-----------------
(1) Amounts shown represent payment made by the Company to entities controlled by Mr. Humphrey pursuant to written agreements between these entities and the Company. Such payments, while not paid directly to Mr. Humphrey, may be deemed to be indirect compensation to Mr. Humphrey.


For the years reflected in the above table, no direct compensation was awarded to, earned by or paid to any of the directors and executive officers of the Company, except for Mr. McKernan and Mr. Barone, nor were there any employee agreements. Prior to 1998, the Company had relied upon WMA Agency, WMA Management and third party providers for all managerial and administrative service. Beginning in 1998, the Company employed its own personnel but continued to reimburse WMA Agency for expenses incurred on its behalf. For the year ended December 31, 1999, $48,851 was reimbursed to WMA Agency for expenses paid on the Company's behalf. These expenses related to outside service providers, travel and miscellaneous operating expenses. For 1998 the amount paid to WMA Agency for these expenses was $240,708.

STOCK OPTIONS

On June 15, 1999 the Company's Board of Directors authorized a 1999 stock option plan for the directors, officers and employees of the Company (the "1999 Plan") that contemplated the issuance of up to 700,000 shares of the company's authorized, but unissued, Common Stock upon the exercise of options granted under the 1999 Plan. On that same date, the Board of Directors granted options under the 1999 Plan to purchase 450,000 shares of Common Stock. The Company's shareholders ratified the 1999 Plan at the Annual Meeting held on August 16, 1999. The number of shares exercisable under the options were limited to a formula amount determined by multiplying the number of shares by a fraction, the numerator of which is the proceeds actually received by the Company from the sale of the Company's Common Stock and Preferred Stock on or before December 31, 1999 and the denominator of which is $75,000,000. No new capital was raised by the Company on or before December 31, 1999; therefore, the outstanding options could not, by their terms, be exercised. Accordingly, the previously issued options are void and have no further force or effect.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership as of December 31, 1999, of the directors and executive officers of the Company and those persons known by the Company to beneficially own more than 5% of its Common Stock. There is presently no public market for shares of the Common Stock. The determination of "beneficial ownership" is made pursuant to Rule 13(d)(3) under the 1934 Act. Such Rule provides that shares shall be deemed to be "beneficially owned" where a person or group has, either solely or in conjunction with others, the power to vote or direct the voting of shares and/or the power to dispose, or to direct the disposition of shares, or where a person or group has the right to acquire any such power within 60 days after the date such beneficial ownership is determined.



                                                                                     PERCENT OF
         NAME AND ADDRESS OF BENEFICIAL OWNER               NUMBER OF SHARES (1)        CLASS
         ------------------------------------               ----------------          ----------
         S. Hubert Humphrey, Jr.
         11315 Johns Creek Parkway
         Duluth, GA 30097                                         900,311(2)            36.1%

         Thomas W. Montgomery
         11315 Johns Creek Parkway
         Duluth, GA 30097                                           9,908                0.4%

         Edward F. McKernan
         11315 Johns Creek Parkway
         Duluth, GA 30097                                           5,000                0.2%

         Monte Holm(3)
         312 Mesquite Blvd., Ste.11
         Mesquite, NV 89027                                       160,726(4)             6.5%

         Richard Thawley(3)
         1110 W. Kettleman, Ste. 24
         Lodi, CA 95240                                           200,000(5)             8.0%

         All directors and executive officers as a group          915,219               36.7%

-----------------
(1) All shares are owned individually of record unless otherwise indicated below.

(2) Includes 400,311 shares of Common Stock for which WMA Agency (of which Mr. Humphrey is the principal stockholder) holds voting proxies. Mr. Humphrey has pledged all of the above shares of Common Stock as security for several loans. See "Certain Relationships and Related Transactions -- Pledge of Shares."

(3)      Mr. Holm and Mr. Thawley are WMA Sales Associates.

(4) Mr. Holm owns 9,226 shares individually of record, 40,000 shares jointly with his wife, and 1,500 shares jointly with Mr. Steve Marx. 110,000 shares are held of record by seven trusts created by Mr. Holm and his wife.

(5) Mr. Thawley owns 88,200 shares individually of record. 20,000 shares are owned by Mr. Thawley's children. 91,800 shares are owned by two IRA rollover trusts for the benefit of Mr. Thawley and his wife.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Mr. Humphrey is the Company's President, a Director and the largest stockholder. Mr. Humphrey also owns substantially all of the outstanding shares of World Marketing Alliance, Inc. and certain affiliated entities constituting WMA Agency, and WMA Securities, which recruit, train and supervise the sales force responsible for selling life insurance and annuity contracts reinsured by the Company. Certain directors and executive officers of the Company, including Mr. Humphrey, are also employees of WMA Agency.

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

The Company's officers do not, and are not required to, devote their time exclusively to the business of the Company, nor are they subject to non-competition agreements. As a consequence, they could legally engage in activities that could be adverse to the best interests of the Company, subject to their fiduciary obligations to the Company under appropriate corporate law.

In view of the substantial relationships among the Company, WMA Agency and Mr. Humphrey, conflicts of interest will exist or arise with respect to existing and future business dealings, including without limitation: the terms of WMA Agency's selling agreements (including commission arrangements) and the Company's reinsurance relationships with life insurance companies; the relative commitment of time and energy of Mr. Humphrey and the other common executive officers of WMA Agency and the Company; agreements between the Company and WMA Agency; potential acquisitions of properties or businesses; the issuance of additional securities by the Company; the election of the Company's directors; and the payment of dividends by the Company.

The Company's by-laws require transactions in which a director or executive officer has a direct or indirect material interest to be approved by a majority of the Board of Directors, including two independent and disinterested directors, after full disclosure, or by the vote of the holders of a majority of the shares of Common Stock outstanding. At the present time, the Company has only one independent and disinterested director. The Company is seeking potential candidates to serve as "independent" director. There is no assurance that any conflicts of interest will be resolved in favor of the Company.

Commissions for sales of life insurance and annuity contracts reinsured by the Company are paid to WMA Agency and WMA Sales Associates by the Ceding Life Companies. Mr. Humphrey and Mr. Montgomery receive direct compensation from WMA Agency and receive virtually no direct compensation from the Company. In addition, Messrs. Humphrey, Montgomery and McKernan are also executive officers and employees of companies constituting WMA Agency. As a result of such relationships, the interests of WMA Agency, with respect to commissions received on life insurance sales by WMA Agency through the Ceding Life Companies (and indirectly under coinsurance and ModCo agreements from the Company), may conflict with the interests of the Company in negotiating reinsurance agreements beneficial to the Company.

PLEDGE OF SHARES

The Company's major shareholder, S. Hubert Humphrey, Jr., in 1995 pledged all of his shares of the Company's common stock in connection with a loan made to WMA Agency ("the Agency Loan"). Part of the Agency Loan proceeds were allocated for use by WMA Agency to make loans to certain WMA Sales Associates (the "Agent Loans") to finance 20% of the cost to acquire shares of common stock in the 1995 offering. As of December 31, 1999, the outstanding principal amount of the Agent Loans was $836,626. The WMA Sales Associates' shares of common stock are pledged to WMA Agency as security for these Agent Loans. The Agent Loans are payable in 60 equal monthly payments of principal and interest and may not be prepaid. The shares acquired by the WMA Sales Associates are non-transferable during the loan term. Proxies have been executed in favor of WMA Agency for voting such shares of common stock for so long as the Agent Loans are outstanding. By virtue of his ownership of WMA Agency, Mr. Humphrey is considered to be the beneficial owner of the 400,311 shares and is able to control the proxies relating to them.

The Agency Loan, which was initially funded in 1995 in the principal amount of $2.25 million, was subsequently consolidated into a WMA Agency line of credit facility and increased to $7.75 million. Several increases have been made to the line of credit facility. The most recent increase occurred in October 1999, in which the line of credit was increased to a maximum available amount of $22.75 million. Mr. Humphrey's pledge of his shares of Common Stock is one of the various forms of collateral for this line of credit, which as of December 31, 1999 had an outstanding balance of $21.41 million. Upon default on this credit line, the lender, Money Services, Inc., a subsidiary of AEGON USA Inc., would have the right to take title to the pledged shares and to exercise voting control. This line of credit is being amortized over the period ending November 1, 2012 with principal and interest payable monthly. Interest is calculated in arrears based on AEGON's cost of its five year senior debt instruments, which is, in turn, based upon five year U.S. Treasury Notes, plus an underwriters' override. Interest on the line of credit is adjusted every five years.

MANAGEMENT AND RELATED SERVICES

During the first quarter of 1998, employees of WMA Agency performed the Company's administrative functions. The Company paid WMA Agency a monthly payroll allocation based upon the amount of time during which WMA Agency employees provided services to the Company. The Company also received certain other services from WMA Agency, including the funding of certain operating and travel related expenses. Effective April 1, 1998, the Company entered into an ongoing Corporate Services Agreement with WMA Agency whereby WMA Agency provides corporate services and supplies to the company for a fixed monthly fee of $2,250, adjustable annually. These services include facilities maintenance, security, human resources, mail services, utilities, postage, telephone and copier service. The Company incurred $48,851 and $240,708 of costs for these services from WMA Agency for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, the Company had an outstanding payable to WMA Agency in the amount of $2,559.

WARRANTS

On June 15, 1999, the Company's Board of Directors authorized the issuance of warrants to purchase up to 300,000 shares of the Company's Common Stock ("Warrants") to key management employees of and independent sales agents contractually associated with WMA Agency and its affiliated corporations as consideration for the agreement of WMA Agency to use its "best efforts" to encourage life insurance companies whose policies it sells to reinsure such policies with the Company. The Company's shareholders ratified the 1999 Plan at the Annual Meeting held on August 16, 1999. The number of shares exercisable under the Warrants were limited to a formula amount determined by multiplying the number of shares by a fraction, the numerator of which is the proceeds actually received by the Company from the sale of the Company's Common Stock and Preferred Stock on or before December 31, 1999 and the denominator of which is $75,000,000. No new capital was raised by the Company on or before December 31, 1999; therefore, the outstanding Warrants could not, by their terms, be exercised. Accordingly, the previously issued Warrants are void and have no further force or effect.

PRINCIPAL REPRESENTATIVE AGREEMENT

The Company has an agreement with CFM Insurance Managers Ltd. ("CFM"), a Bermuda corporation providing professional management services to companies operating in Bermuda. C. Simon Scupham, a director of the Company, is the President of CFM. Pursuant to this agreement, CFM acts as the Principal Representative for WMA Life in Bermuda. This agreement is for an unlimited duration, but may be terminated by either party upon ninety (90) days prior written notice or upon thirty (30) days prior written notice under specified circumstances. The Company paid annual fees of $60,000 during 1999 and 1998 to CFM pursuant to the management agreement.

LEASE AGREEMENT WITH WMA AGENCY

The Company currently subleases on a triple net basis approximately 1,500 square feet of office space in Duluth, Georgia from WMA Agency. The triple-net basis requires the Company to pay its proportionate share of the taxes, insurance and common area maintenance as well as a stipulated base rent. The sublease extends through January 2008. The annual base rent until January 2003 is $18,675, which is equivalent to the rate being paid by WMA Agency to its lessor. For the second five-year period of the sublease, the annual base rent will be subject to increase.

LACK OF SEPARATE LEGAL REPRESENTATION

During 1999, counsel for the Company, Merritt & Tenney LLP, of Atlanta, Georgia, also represented WMA Agency, WMA Securities and Mr. Humphrey. Should a conflict of interest result from this lack of separate legal representation, the independent and disinterested directors shall select independent counsel to represent the Company and to advise the Company with respect to the conflict of interest.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports were required to be filed on Form 8-K.


      EXHIBIT
       NUMBER     DESCRIPTION OF EXHIBIT
      -------     ----------------------

         10.1 Fourth Amendment of Revolving Line of Credit Promissory Note between The WMA Corporation and Money Services, Inc. effective
                  December 31, 1999 (Attached)

         10.2     Amendment Number 2 to the Automatic Variable Annuity
                  Reinsurance Agreement between Western Reserve Life Assurance
                  Co. of Ohio and WMA Life Insurance Company Limited effective
                  October 1, 1999 (Filed by amendment)

         10.3     Amendment Number 2 to the Automatic Flexible Premium Variable
                  Life Reinsurance Agreement Number 2 between Western Reserve
                  Life Assurance Co. of Ohio and WMA Life Insurance Company
                  Limited effective October 1, 1999 (Filed by amendment)

         10.4     Automatic Flexible Premium Variable Life Reinsurance Agreement
                  Number 3 between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited effective October 1,
                  1999 (Filed by amendment)

         27.1     Financial Data Schedule (Attached) (for SEC use only)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
The WMA Corporation:


We have audited the accompanying consolidated balance sheets of The WMA Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The WMA Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows, for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                  /s/ KPMG LLP



Atlanta, Georgia
March 10, 2000

                               THE WMA CORPORATION

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998


                               Assets                                        1999               1998
                               ------                                    ------------       ------------
Fixed maturity securities - available for sale (amortized cost of
   $2,118,705 and $9,501,531 for 1999 and 1998, respectively)            $  2,054,231       $  9,869,679
Cash and cash equivalents                                                   3,475,950          6,617,710
Investment income due and accrued                                              19,443            136,196
Reinsurance balances receivable                                             2,985,937            101,034
Reinsured policy loans                                                        286,963             45,502
Deferred acquisition costs                                                 39,750,100         27,537,866
Deferred organization costs (net of accumulated amortization of
   $186,869 and $98,565 at 1999 and 1998, respectively)                            --             88,304
Prepaid expenses                                                              346,894            216,746
Due from World Marketing Alliance, Inc.                                            --              3,507
Fixed assets (net of accumulated depreciation of $55,017 and
   $7,649 for 1999 and 1998, respectively)                                     88,332             84,820
Other assets                                                                       --            179,810
                                                                         ------------       ------------
         Total assets                                                    $ 49,007,850       $ 44,881,174
                                                                         ============       ============

                Liabilities and Stockholders' Equity
                ------------------------------------
Liabilities:
    Future policy benefits                                               $  4,494,786       $  2,624,020
    Reinsurance balances payable                                              716,330          5,425,467
    Accrued expenses                                                          110,885            105,854
    Accrued interest payable                                                  665,789            101,099
    Accounts payable                                                           46,696             70,376
    Due to World Marketing Alliance, Inc.                                       2,559                 --
    Short term debt                                                         1,125,000         10,000,000
    Long term debt                                                          9,178,562                 --
    Deferred tax liability                                                  4,259,599          2,181,219
                                                                         ------------       ------------
         Total liabilities                                                 20,600,206         20,508,035
                                                                         ------------       ------------

Stockholders' equity:
    Preferred stock, par value $2.00, 10,000,000 shares authorized;
     no shares issued in 1999 or 1998                                              --                 --
    Common stock, par value $.001, 50,000,000 shares authorized;
       2,500,000 shares issued in 1999 and 1998                                 2,500              2,500
    Additional paid-in capital                                             20,228,973         20,228,973
    Accumulated other comprehensive income (loss)                             (42,552)           242,977
    Retained earnings                                                       8,268,623          3,948,589
    Treasury stock, at cost (4,990 shares for 1999 and 1998)                  (49,900)           (49,900)
                                                                         ------------       ------------
         Total stockholders' equity                                        28,407,644         24,373,139
                                                                         ------------       ------------
Total liabilities and stockholders' equity                               $ 49,007,850       $ 44,881,174
                                                                         ============       ============


          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

                        Consolidated Statements of Income

                  Years ended December 31, 1999, 1998, and 1997




                                                             1999               1998               1997
                                                         ------------       ------------       ------------
Revenues:
   Premiums                                              $  9,692,649       $  7,280,489       $  5,217,365
   Reinsured policy revenues                               13,505,823          4,098,371            195,124
   Net investment income                                      349,683            951,101          1,087,465
   Net realized gain (loss) on investments                    (66,000)           267,063                 --
   Loss on recapture of business                             (822,814)                --                 --
   Other income                                                    --                 --            300,000
                                                         ------------       ------------       ------------
         Total revenue                                     22,659,341         12,597,024          6,799,954
                                                         ------------       ------------       ------------

Benefits and expenses:
   Benefits, claims and settlement expenses                 4,511,469          3,488,157          2,336,567
   Change in future policy benefits                           313,679            (45,526)            72,275
   Reinsurance premium allowances, net                      5,362,263          2,917,483          1,511,858
   Amortization of deferred acquisition costs               3,789,318          1,541,439             63,629
   Professional fees and other expenses                       934,297            957,446            292,275
   Interest expense                                         1,153,958            101,099             10,971
   Management fees to WMA Management Services, Inc.                --                 --            120,000
   Fees to World Marketing Alliance, Inc.                      48,851            240,708             57,135
                                                         ------------       ------------       ------------
         Total benefits and expenses                       16,113,835          9,200,806          4,464,710
                                                         ------------       ------------       ------------

         Income before income tax                           6,545,506          3,396,218          2,335,244

Income tax expense                                          2,225,472          1,156,861            815,743
                                                         ------------       ------------       ------------

         Net income                                      $  4,320,034       $  2,239,357       $  1,519,501
                                                         ============       ============       ============

Basic and diluted income per share                       $       1.73       $       0.90       $       0.63
                                                         ============       ============       ============

Weighted average common shares outstanding                  2,495,010          2,495,766          2,394,769
                                                         ============       ============       ============


          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 1999, 1998, and 1997

                                                                                                Accumulated
                                                                                  Additional       other
                                              Comprehensive   Number of  Common    paid-in      comprehensive     Retained
                                                  income       shares    stock     capital      income (loss)     earnings
                                              -------------   ---------  ------  ------------   -------------   -----------
Balance, January 1, 1997                                      2,305,550  $2,306  $ 18,286,667   $    (125,641)  $   189,731
Common stock issued                                             194,450     194     1,944,306
   Comprehensive income
      Net income                              $   1,519,501                                                       1,519,501
      Other comprehensive income, net of tax        283,311                                           283,311
                                              -------------
   Total comprehensive income                 $   1,802,812
                                              =============
Purchase of treasury stock
   (2,200 shares and 2,000 warrants)                                 --      --        (2,000)             --            --
                                                              ---------  ------  ------------   -------------   -----------
Balance, December 31, 1997                                    2,500,000   2,500    20,228,973         157,670     1,709,232
   Comprehensive income
      Net income                              $   2,239,357                                                       2,239,357
      Other comprehensive income, net of tax         85,307                                            85,307
                                              -------------
   Total comprehensive income                 $   2,324,664
                                              =============
Purchase of treasury stock (2,790 shares)                            --      --            --              --            --
                                                              ---------  ------  ------------   -------------   -----------
Balance, December 31, 1998                                    2,500,000   2,500    20,228,973         242,977     3,948,589
   Comprehensive income
      Net income                              $   4,320,034                                                       4,320,034
      Other comprehensive loss, net of tax         (285,529)         --      --            --        (285,529)           --
                                              -------------   ---------  ------  ------------   -------------   -----------
   Total comprehensive income                 $   4,034,505
                                              =============
Balance, December 31, 1999                                    2,500,000  $2,500  $ 20,228,973   $     (42,552)  $ 8,268,623
                                                              =========  ======  ============   =============   ===========

                                                             Total
                                               Treasury    stockholders'
                                                stock         equity
                                              ---------   -------------
Balance, January 1, 1997                      $      --   $  18,353,063
Common stock issued                                           1,944,500
   Comprehensive income
      Net income                                              1,519,501
      Other comprehensive income, net of tax                    283,311

   Total comprehensive income

Purchase of treasury stock
   (2,200 shares and 2,000 warrants)            (22,000)        (24,000)
                                              ---------   -------------
Balance, December 31, 1997                      (22,000)     22,076,375
   Comprehensive income
      Net income                                              2,239,357
      Other comprehensive income, net of tax                     85,307
   Total comprehensive income

Purchase of treasury stock (2,790 shares)       (27,900)        (27,900)
                                              ---------   -------------
Balance, December 31, 1998                      (49,900)     24,373,139
   Comprehensive income
      Net income                                              4,320,034
      Other comprehensive loss, net of tax           --        (285,529)
                                              ---------   -------------
   Total comprehensive income

Balance, December 31, 1999                    $ (49,900)  $  28,407,644
                                              =========   =============



          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1999, 1998 and 1997

                                                                         1999             1998             1997
                                                                     ------------     ------------     -----------
Cash flows from operating activities:
   Net income                                                        $  4,320,034     $  2,239,357     $ 1,519,501
   Adjustments to reconcile net income to net cash used in
     operating activities:
       Amortization and depreciation                                    3,924,990        1,585,525         100,065
       Deferred tax expense                                             2,225,472        1,156,861         815,743
       Net realized (gain) loss on investments                             66,000         (267,063)             --
       Loss on recapture of business                                      822,814               --              --
       Change in:
         Investment income due and accrued                                116,753          121,433         (76,364)
         Reinsurance balances receivable                               (1,944,005)          82,490        (153,128)
         Reinsured policy loans                                          (283,265)         (45,502)             --
         Deferred acquisition cost                                    (36,612,052)     (24,575,967)     (3,834,638)
         Prepaid expenses                                                (130,148)        (103,503)       (113,243)
         Due from World Marketing Alliance, Inc.                            3,507           (3,507)             --
         Other assets                                                     179,810         (179,027)         26,078
         Future policy benefits                                         2,651,956        1,330,103         679,440
         Reinsurance balances payable                                  13,398,265        4,991,024         434,443
         Accrued expenses                                                   5,031           52,119         (33,028)
         Accrued interest payable                                         564,690          101,099              --
         Accounts payable                                                 (23,680)         (34,732)         24,335
         Due to WMA Management Services, Inc.                                  --         (120,000)         64,780
         Due to World Marketing Alliance, Inc.                              2,559           (1,916)        (14,006)
                                                                     ------------     ------------     -----------
             Net cash used in operating activities                    (10,711,269)     (13,671,206)       (560,022)
                                                                     ------------     ------------     -----------
Cash flows from investing activities:
   Proceeds from sales of available-for-sale securities                 7,316,827        8,939,622       5,363,904
   Purchase of available-for-sale securities                                   --               --      (7,219,502)
   Purchase of fixed assets                                               (50,880)         (92,469)             --
                                                                     ------------     ------------     -----------
             Net cash provided by (used in) investing activities        7,265,947        8,847,153      (1,855,598)
                                                                     ------------     ------------     -----------
Cash flows from financing activities:
   Issuance of common stock                                                    --               --       1,944,500
   Purchase of treasury stock and warrants                                     --          (27,900)        (24,000)
   Proceeds from short term debt                                               --       10,000,000              --
   Proceeds from long term debt                                         5,000,000               --              --
   Decrease in principal due on short term debt                        (4,696,438)              --              --
   (Decrease) in due to stockholders                                           --               --         (15,418)
                                                                     ------------     ------------     -----------
             Net cash provided by financing activities                    303,562        9,972,100       1,905,082
                                                                     ------------     ------------     -----------
             Net increase (decrease) in cash and cash equivalents      (3,141,760)       5,148,047        (510,538)
Cash and cash equivalents at beginning of period                        6,617,710        1,469,663       1,980,201
                                                                     ------------     ------------     -----------
Cash and cash equivalents at end of period                           $  3,475,950     $  6,617,710     $ 1,469,663
                                                                     ============     ============     ===========
Supplemental disclosure of cash flow information:
   Interest paid                                                     $         --     $         --     $    10,971
                                                                     ============     ============     ===========
   Income taxes paid                                                 $         --     $         --     $        --
                                                                     ============     ============     ===========
Supplemental disclosure of non-cash financing activities:
   Recapture of reinsurance business:
         Reduction of deferred acquisition costs                     $ 20,610,500               --              --
         Reduction of reinsured policy loans                               41,804               --              --
         Increase in reinsurance balances receivable                     (940,898)              --              --
         Reduction of future policy benefits                             (781,190)              --              --
         Reduction of reinsurance balances payable                    (18,107,402)              --              --
                                                                     ------------     ------------     -----------
                  Loss on recapture of business                      $    822,814               --              --
                                                                     ============     ============     ===========

          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

                   Notes to Consolidated Financial Statements

                          December 31, 1999, 1998, 1997

1.       Organization

         The WMA Corporation is an insurance holding company originally formed March 9, 1995.

         The consolidated financial statements for the year ended December 31, 1999 include the assets, liabilities, and results of operations of The WMA Corporation ("WMA Corporation") and its wholly owned subsidiary WMA Life Insurance Company Limited ("WMA Life"), a Bermuda domiciled life reinsurance company (collectively the "Company"). The consolidated financial statements for the years ended December 31, 1998 and 1997 also included a former subsidiary WMA Life Holding, Ltd., which was dissolved in January 1999. Net assets of $7,957 were paid to WMA Corporation.

         The Company, through WMA Life, provides reinsurance for certain national life insurance companies on variable universal life insurance ("VUL") and variable annuity policies sold by "WMA Sales Associates", a growing network of independent agents associated with "WMA Agency". Such policies are sold throughout the United States and its territories. Unless the context indicates otherwise, "WMA Agency" refers to World Marketing Alliance, Inc., an insurance agency, and certain affiliated entities and persons that are involved in the marketing and sale of life insurance, annuities and other financial services. "WMA Sales Associates" are independent agents who market financial services products through WMA Agency and often hold licenses as registered representatives for the sale of certain securities products, through another affiliate, WMA Securities, Inc. ("WMA Securities"), a registered securities broker-dealer.

         S. Hubert Humphrey, Jr., a major shareholder of the Company, owns a controlling interest in WMA Agency, WMA Securities and WMA Management Services, Inc. ("WMA Management"), which provided operating assistance to the Company under a management services agreement for a fee through December 31, 1997. Under the management services agreement, WMA Management was primarily responsible for the maintenance of the financial records of the Company. The management services agreement was terminated as of December 31, 1997. During the first quarter of 1998, employees of WMA Agency performed the Company's administrative functions. The Company paid WMA Agency a monthly payroll allocation based upon the amount of time during which WMA Agency employees provided services to the Company. The Company also received certain other services from WMA Agency, including the funding of certain operating and travel related expenses, as it had in 1997. Effective April 1, 1998, the Company entered into a Corporate Services Agreement with WMA Agency pursuant to which WMA Agency provides corporate services and supplies for a fixed monthly fee of $2,250, adjustable annually.

         Reinsurance is an arrangement under which an insurance company, the "reinsurer" agrees to indemnify another insurance company, the ceding company, for all or a portion of the insurance risks underwritten by the ceding company. The reinsurer, in turn, assumes a portion of the underwritten risk in exchange for a portion of the premium collected. The Company currently assumes portions of mortality and other risks relating to life insurance and annuity policies in order to share in the net profits generated through the sale of such policies by WMA Agency.

2.       Summary of Significant Accounting Policies

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

                               The WMA Corporation

                   Notes to Consolidated Financial Statements


         The accompanying financial statements consolidate the accounts of WMA Corporation and its subsidiary. All significant inter-company balances and transactions have been eliminated.

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

         Investment income is recognized as it accrues or is legally due. Income on mortgage-backed securities includes amortization and accretion of purchase premiums and discounts using a method that approximates a level yield, taking into consideration assumed prepayment patterns. The retrospective adjustment method is used to adjust for prepayment activity. Realized gains and losses on sales of investment are included in net income, as are write-downs of securities where declines in value are deemed to be other than temporary in nature. The cost of investment securities sold is determined based upon the specific identification method.

         The Company does not participate in investments defined as derivatives under Statement of Financial Accounting Standards (SFAS) No. 119, Disclosure about Derivative Financial Instrument and Fair Value of Financial Instruments.

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

         Deferred acquisition costs are amortized over the lives of the underlying policies (with regard to the terms of the reinsurance agreement), in proportion to the ratio of revenues collected during the then current period to total anticipated revenues. On those policies reinsured under a monthly renewable term agreement, revenues represent premiums recognized for the mortality risk reinsured.

         Such premiums are estimated using the same assumptions used for computing liabilities for future policy benefits. Such assumptions include estimates of expected investment yields, mortality, persistency and expenses applicable at the time the policies are reinsured. Original assumptions on monthly renewable term business continue to be used in subsequent accounting periods to determine changes in the deferred acquisition costs unless a premium deficiency exists.

                              The WMA Corporation

                   Notes to Consolidated Financial Statements

         For policies reinsured under a coinsurance or modified coinsurance agreement, revenues represent gross profits associated with mortality charges, investment margins, surrender charges and expense loads. Management also reviews on a periodic basis evolving experience with regard to the Company's assumptions concerning future experience with regard to mortality, persistency, investment yields and expenses in determining its estimates of future gross profits. Upon adoption of any change in assumptions used with regard to future experience, the amortization of the Company's deferred acquisition cost will be recalculated and will be reflected during the then current accounting period.

         Reinsurance Premium Allowances. Allowances generally represent a percentage of each reinsurance premium which is paid or allowed by WMA Life to the ceding company for each policy reinsured in recognition of commissions and other expenses associated with the reinsured policies. These other expenses relate to costs associated with underwriting, marketing, policy issue and maintenance. The reinsurance expense allowances represent the Company's share of acquisition and maintenance expenses incurred by the ceding company that are attributable to the risks reinsured. Allowances are shown net of amounts deferred as policy acquisition costs.

         Fixed Assets. Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets, which range from three to seven years.

         Future Policy Benefits. Liabilities for future benefits on life policies are established in an amount adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits under long-term life insurance policies have been computed based on estimates of investment yields, mortality and withdrawal rates expected at the time the policies are reinsured, and other assumptions including estimates for incurred but not reported losses. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured and other appropriate factors. The assumptions for estimated investment yields are based upon various factors including then current yields on the Company's investment portfolio and market rates for new investment money. Interest rates used in estimating future policy benefits range from 6.0% to 7.0%. The mortality and withdrawal assumptions are based on the Company's experience, industry experience and industry standards. Policy and contract reserves are included in future policy benefits on the consolidated balance sheet.

         Liabilities for future policy benefits under the coinsurance and modified coinsurance agreements equal reinsured policy account balances on the underlying VUL policies and variable annuity contracts. With regard to the separate account benefits reinsured on a modified coinsurance basis, the Company records such liabilities as an offset to related assets as its intentions and rights under the agreements with the ceding companies meet the appropriate conditions governing rights of setoff. Liabilities for the fixed account portion of the variable annuity contracts and VUL policies reinsured on a coinsurance basis are recorded as future policy benefits.

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

                              The WMA Corporation

                   Notes to Consolidated Financial Statements

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

         Income Per Share. Basic income per share is computed based on the weighted-average number of common shares outstanding during the period, in accordance with SFAS No. 128, Earnings Per Share. In August 1999, the Company's stockholders authorized a 1999 stock option plan and approved the issuance of options to purchase up to 450,000 shares of stock under such stock option plan.

         Deferred Organization Costs. In April 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities which provides guidance regarding the capitalization and expense treatment of start-up activities including organization costs. The SOP was effective for 1999, with any impact upon adoption recorded at the beginning of the fiscal year in which the SOP is initially adopted. The Company adopted SOP-98-5 effective January 1, 1999 and as a result, wrote off $88,304 of remaining deferred organization costs during the first quarter of 1999.

         Comprehensive Income. SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 effective January 1, 1998. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders' equity and comprehensive income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards.

         Segment Reporting. The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in January 1998. SFAS No. 131 establishes standards for the disclosures made by public companies to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

         Insurance-Related Assessments. SOP 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments provides guidance for determining when an entity should recognize a liability for guaranty fund and other insurance-related assessments. It also provides guidance on how to measure the liability. The Company adopted SOP 97-3 effective January 1, 1999. The provisions of SOP 97-3 do not have a significant impact on the financial statements of the Company.

         Recent Accounting Pronouncements. In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. In June 1999, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 was issued. This statement defers the effective date of SFAS No. 133. The provisions of SFAS No. 133 are effective for all quarters of fiscal years beginning after June 15, 2000; however, the Company does not believe such provisions will have a significant impact on the financial statements upon adoption.

         Reclassification. The Company has reclassified the presentation of certain 1998 and 1997 information to conform to the 1999 presentation.

                              The WMA Corporation

                   Notes to Consolidated Financial Statements

3.       Investments

         Major categories of net investment income consist of the following:

                                                                 Years ended December 31,
                                                          1999             1998              1997
                                                       ---------        ----------        ----------
           Fixed maturity and equity securities         $361,830        $  939,180        $1,035,453
           Short-term investments                         59,431            63,957           117,035
                                                        --------        ----------        ----------
                                                         421,261         1,003,137         1,152,488
           Investment expense                            (71,578)          (52,036)          (65,023)
                                                        --------        ----------        ----------
              Net investment income                     $349,683        $  951,101        $1,087,465
                                                        ========        ==========        ==========

         Gross losses of $93,267 and $35,718 were realized on sales of fixed maturity securities for the years ended December 31, 1999 and 1998, respectively. Gross gains of $27,267 and $116,230 were realized on sales of fixed maturity securities for the years ended December 31, 1999 and 1998, respectively. Gross gains of $186,551 were realized on sales of equity securities for the year ended December 31, 1998.

         The amortized cost, unrealized gains and losses, and estimated fair values of investment securities at December 31, 1999 and 1998 are as follows:


                                                                     Amortized     Unrealized     Unrealized
                                                                        cost         gains          losses     Fair value
                                                                     ----------    ----------     ----------   ----------
                         1999
                         ----
           Fixed maturity securities, available for sale:
             Commercial and industrial                               $1,217,278          --         32,780     $1,184,498
             Public utilities                                           198,969          --         13,321        185,648
             Mortgage-backed securities                                 702,458          --         18,373        684,085
                                                                     ----------     -------         ------     ----------
               Total                                                 $2,118,705          --         64,474     $2,054,231
                                                                     ==========     =======         ======     ==========


                         1998
                         ----
           Fixed maturity securities, available for sale:
             U.S. Government and agencies                            $  822,586       60,131            --      $  882,717
             Commercial and industrial                                6,114,461      234,985            --       6,349,446
             Public utilities                                           797,963       54,675            --         852,638
             Mortgage-backed securities                               1,766,521       35,083        16,726       1,784,878
                                                                     ----------      -------        ------      ----------
               Total                                                 $9,501,531      384,874        16,726      $9,869,679
                                                                     ==========      =======        ======      ==========


         There were no investments in any entity in excess of 10% of stockholders' equity at December 31, 1999. Fixed maturity securities are valued based upon quoted market prices.

         At December 31, 1999, the contractual maturities of investments in fixed maturity securities were as follows:

                                                                   Amortized
                                                                      Cost        Fair value
                                                                   ----------     ----------
           Available for sale:
             Due after one year through five years                 $  414,644     $  409,554
             Due after five years through ten years                 1,001,603        960,592
             Mortgage-backed securities                               702,458        684,085
                                                                   ----------     ----------
               Total                                               $2,118,705     $2,054,231
                                                                   ==========     ==========

                              The WMA Corporation

                   Notes to Consolidated Financial Statements

         Expected maturities will differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

         Changes in net unrealized gains and losses were as follows:

                                                                    Years ended December 31,
                                                               1999            1998           1997
                                                            ---------       ---------       --------
           Fixed maturity securities, available for sale    $(432,622)      $ 272,450       $277,314
           Equity securities                                       --        (143,196)       151,913
                                                            ---------       ---------       --------
                                                            $(432,622)      $ 129,254       $429,227
                                                            =========       =========       ========


4.       Recapture of Business

         During the fourth quarter of 1999, as a result of the Company's inability to pay its deferred reinsurance settlement balances under the coinsurance and modified coinsurance agreements with Western Reserve Life Assurance Co. of Ohio ("Western Reserve"), effective October 1, 1999, Western Reserve recaptured all Financial Freedom Builder VUL policies and riders and 75% of the Freedom Wealth Creator variable annuity policies, that were issued from January 1, 1999 through September 30, 1999. Concurrent with the recapture, WMA Life commenced reinsuring, on a MRT basis, 20% of the Financial Freedom Builder VUL policies and riders issued on or after January 1, 1999.

         The recapture of business during the fourth quarter of 1999 resulted in a loss of $822,814 for the year ended December 31, 1999. Of the $822,814 Loss on recapture of business, $556,304 related to the VUL coinsurance and modified coinsurance business, and is composed of $14.35 million in gross revenues due to the Company for recapture allowances, net of $14.91 million in expenses from the amortization of the related deferred acquisition costs, and the release of the related policy reserve and reinsurance expense allowance accruals. The remaining loss of $266,510, related to the variable annuity coinsurance and modified coinsurance business, is composed of $5.68 million in gross revenues from recapture allowances, net of $5.94 million in expenses from the amortization of the related deferred acquisition costs.

         The Loss on recapture of business included a reinsurance fee relating to the deferral of financial settlements owed to Western Reserve during the period in which the Company reinsured the underlying business. Such reinsurance fees were effectively offset by the interest due to the Company for amounts previously remitted to Western Reserve on business subsequently recaptured. The recapture of business was done in accordance with the terms of the amended reinsurance agreements regarding the deferral of settlements and recourse provided to Western Reserve. As a result of the recapture, the Company is owed a net settlement of $1.51 million, which is included in Reinsurance balances receivable on the Company's Consolidated Balance Sheet as of December 31, 1999, prior to any offset from fourth quarter 1999 settlements on the remaining business.

5.       Reinsurance

         As of December 31, 1999, the Company has six reinsurance contracts and one retrocession agreement in place. During 1999, the Company amended its coinsurance and modified coinsurance agreements with Western Reserve, in which Western Reserve recaptured a portion of 1999 VUL and variable annuity policies issued from January 1 through September 30 as discussed in Note 4 above. Coincidental with the recapture, WMA Life entered into another MRT agreement with Western Reserve as also discussed in Note 4 above. Prior to 1998, the Company had entered into MRT agreements with Western Reserve and Kemper Investors Life Insurance Company, a modified coinsurance agreement with American Skandia Life Assurance Corporation, and two coinsurance and modified coinsurance agreements with Western Reserve.

         All policies reinsured under these agreements are self-administered by the ceding companies. The ceding companies provide the Company with all information necessary for processing the reinsurance, including claims.

                              The WMA Corporation

                   Notes to Consolidated Financial Statements

         Retrocession reinsurance agreements do not relieve the Company from its obligations to ceding companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company, consequently, allowances are established for amounts deemed uncollectible. Currently, no amounts are deemed uncollectible. In 1998, the Company entered into a pool retrocession agreement with four national companies whereby the Company retrocedes ("reinsures") standard mortality risks in excess of $100,000 per life to the pool. The retrocession agreement serves to reduce the impact of fluctuations in death claims from period to period and limits the Company's exposure on any one policy reinsured.

         The net effect of all reinsurance agreements on premiums and policy revenues is as follows:

                                                             Years ended December 31,
                                                      1999             1998              1997
                                                 ------------      ------------       ----------
           Reinsurance assumed                   $ 23,435,657      $ 11,406,682       $5,412,489
           Reinsurance ceded                         (237,185)          (27,822)              --
                                                 ------------      ------------       ----------
           Net premiums and policy revenues      $ 23,198,472      $ 11,378,860       $5,412,489
                                                 ============      ============       ==========

         The net effect of all reinsurance agreements on benefits, claims and settlement expenses is as follows:

                                                                       Years ended December 31,
                                                                 1999            1998            1997
                                                              ----------      ----------      ----------
           Reinsurance assumed                                $4,511,469      $3,488,157      $2,336,567
           Reinsurance ceded                                          --              --              --
                                                              ----------      ----------      ----------
           Net benefits, claims and settlement expenses       $4,511,469      $3,488,157      $2,336,567
                                                              ==========      ==========      ==========

         The impact of reinsurance on life insurance in force is as follows (in millions):

           Life insurance in force          Direct        Assumed        Ceded          Net
           -----------------------          ------        -------        -----       -------
           December 31, 1999                    --        $ 8,030        $ 122       $ 7,908
           December 31, 1998                    --          6,117           49         6,068
           December 31, 1997                    --          4,315           --         4,315


6.       Deferred Policy Acquisition Costs

         The amount of policy acquisition costs deferred and amortized is as follows:

                                                  Years ended December 31,
                                                1999                   1998
                                            ------------           ------------
           Deferred acquisition cost:
             Assumed                        $ 39,750,100           $ 27,537,866
             Retroceded                               --                     --
                                            ------------           ------------
                 Net                        $ 39,750,100           $ 27,537,866
                                            ============           ============

           Beginning of year                $ 27,537,866           $  4,503,338
             Capitalized:
                 Assumed                      36,612,052             24,575,967
                 Retroceded                           --                     --
             Amortized:
                 Assumed                      (3,789,318)            (1,541,439)
                 Retroceded                           --                     --
             Gross Recapture:
                 Assumed                     (20,610,500)                    --
                 Retroceded                           --                     --
                                            ------------           ------------
           End of year                      $ 39,750,100           $ 27,537,866
                                            ============           ============

                              The WMA Corporation

                   Notes to Consolidated Financial Statements

         The retrocession agreement is a yearly renewable term agreement, however the retrocession premiums are offset against reinsured policy revenues of the Western Reserve VUL coinsurance and modified coinsurance agreement and the 1999 MRT agreement. Consequently, retrocession premiums, benefit claims and allowances lose their identity in calculating estimated gross profits as used in amortizing capitalized acquisition costs. As such, there is no separate reportable deferred acquisition costs or associated amortization.

         Included within capitalized amounts above for the year ended December 31, 1998 are certain expenses that were paid to WMA Agency for consulting services relating to the acquisition of reinsured policies. Consulting services included activities relating to pricing reinsurance, drafting agreements, negotiating terms and reinsurance product development. Such amounts totaled $41,129 for 1998. No such amounts were capitalized for 1999.

7.       Income Tax

         Under current Bermuda law, WMA Life is not required to pay any taxes in Bermuda on either income or capital gains. WMA Life has received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed, WMA Life will be exempted from taxation until the year 2016.

         Effective January 1, 1996, WMA Life made an irrevocable election to be treated as a domestic insurance company for United States Federal income tax purposes under section 953(d) of the Internal Revenue Code of 1986, as amended. As a result of this "domestic" election, WMA Life is subject to U.S. taxation on its worldwide income as if it were a U.S. corporation. The Company determines its income tax expense and liability in accordance with SFAS No. 109, Accounting for Income Taxes.

         Total income taxes (benefit) for the years ended December 31, 1999, 1998 and 1997 were allocated as follows:

                                                                             Years ended December 31,
                                                                  1999               1998                1997
                                                               ----------         ----------           --------
           Tax attributable to:
             Income from continuing operations                 $2,225,472         $1,156,861           $815,743
                                                               ==========         ==========           ========
             Unrealized gains (losses) on securities
                available for sale                             $ (147,093)        $   43,947           $145,948
                                                               ==========         ==========           ========

         The Federal income tax expense from continuing operations for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                           Years ended December 31,
                                                                  1999               1998                1997
                                                              -----------        -----------           --------
           Current                                                     --                 --           $ 29,363
           Deferred                                           $ 2,225,472        $ 1,156,861            786,380
                                                              -----------        -----------           --------
            Total                                             $ 2,225,472        $ 1,156,861           $815,743
                                                              ===========        ===========           ========


         The income tax expense from continuing operations for the years ended December 31, 1999, 1998 and 1997 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                            Years ended December 31,
                                                                  1999               1998                 1997
                                                              -----------        -----------           --------
           Computed expected tax expense                      $ 2,225,472        $ 1,154,714           $793,983
           Other, net                                                  --              2,147             21,760
                                                              -----------        -----------           --------
            Total                                             $ 2,225,472        $ 1,156,861           $815,743
                                                              ===========        ===========           ========

                              The WMA Corporation

                   Notes to Consolidated Financial Statements

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and Federal income tax purposes. The net deferred tax liability at December 31, 1999 and 1998 is composed of the following amounts:

                                                                              1999                1998
                                                                          -----------         -----------
           Deferred tax assets:
             Deferred organizational costs                                $     6,120          $    1,294
             Policy benefit reserves                                          142,199                  --
             Unrealized loss on securities held for sale                       21,922                  --
             Reserve differences                                            7,962,034           5,089,257
             Net operating loss carry-forward                               1,123,160           2,316,168
                                                                          -----------          -----------
                 Gross deferred tax assets                                  9,255,435           7,406,719

           Deferred tax liabilities:
             Policy benefit reserves                                               --              99,893
             Deferred acquisition costs                                    13,515,034           9,362,874
             Unrealized gain on securities held for sale                           --             125,171
                                                                          -----------          ----------
                 Gross deferred tax liabilities                            13,515,034           9,587,938

                 Net deferred tax liabilities                             $ 4,259,599          $2,181,219
                                                                          ===========          ==========

         There were no valuation allowances for deferred tax assets as of December 31, 1999 and 1998 since it is management's belief that it is more likely than not that the deferred tax assets will be realized. This assessment is made based on the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. However, the amount of the deferred tax asset could be reduced in the near term if estimates of future taxable income are reduced. At December 31, 1999, the Company has net operating loss carry-forwards for income tax purposes of $3,303,000, which begin to expire in 2012.

8.       Related Party Transactions

         The Company, from time to time, has entered into transactions with WMA Agency or its affiliates, which are controlled by S. Hubert Humphrey, Jr., beneficial owner of approximately 36.1% of the Company's outstanding common stock. Mr. Humphrey and certain directors and officers of the Company are also employees of WMA Agency. From 1995 through 1997, the Company had a management agreement in place with WMA Management Services for management and consulting services provided to the Company including personnel costs relating to the use of certain WMA Agency and WMA Management employees who performed the day-to-day activities of the Company. For the year ended December 31, 1997, the Company incurred costs of $120,000 under this agreement. The management agreement was terminated as of December 31, 1997.

         During the first quarter of 1998, employees of WMA Agency performed the Company's administrative functions. The Company paid WMA Agency a monthly payroll allocation based upon the amount of time during which WMA Agency employees provided services to the Company. The Company also received certain other services from WMA Agency, including the funding of certain operating and travel related expenses, as it had in 1997. Effective April 1, 1998, the Company entered into an ongoing Corporate Services Agreement with WMA Agency whereby WMA Agency provides corporate services and supplies to the Company for a fixed monthly fee of $2,250, adjustable annually. These services include facilities maintenance, security, human resources, mail services, utilities, postage, telephone and copier service. The Company incurred costs of $48,851, $240,708 and $57,135 for these services from WMA Agency for the years ended December 31, 1999, 1998 and 1997, respectively. The Company has reimbursed WMA Agency for all such expenditures.

         A portion of the amounts paid to WMA Agency were deferred as policy acquisition costs for expenses associated with the development of the reinsurance agreements. Amounts deferred for the year ended December 31, 1998 were $41,129. No such amounts were deferred in 1999.

                              The WMA Corporation

                   Notes to Consolidated Financial Statements

         The Company's officers do not, and are not required to, devote their time exclusively to the business of the Company, nor are they subject to non-competition agreements. As a consequence, they could legally engage in activities that could be adverse to the best interests of the Company, subject to their fiduciary duties under applicable corporate law.

         Commissions for sales of life insurance and annuity contracts reinsured by the Company are paid to WMA Agency and WMA Sales Associates by the ceding companies. Mr. Humphrey receives direct compensation from WMA Agency and receives virtually no direct compensation from the Company. In addition, since Mr. Humphrey and certain of the directors are also executive officers and directors of companies constituting WMA Agency, the interests of WMA Agency with respect to the commissions received on life insurance sales by WMA Agency from the ceding companies (and indirectly under reinsurance agreements from the Company) may conflict with the interests of the Company in negotiating reinsurance agreements beneficial to the Company.

         In 1995, WMA Life entered into an agreement with CFM Insurance Managers, Ltd. ("CFM"), a Bermuda corporation providing professional management services to international companies operating in Bermuda.
         C. Simon Scupham, a director of the Company, is the President of CFM. Pursuant to this agreement, CFM acts as the Principal Representative for WMA Life in Bermuda. This agreement is for an unlimited duration, but may be terminated by either party upon 90 days prior written notice or upon 30 days prior written notice under specified circumstances. The Company paid $60,000 in fees during each of the years ended December 31, 1999, 1998 and 1997 pursuant to the agreement with CFM.

         In 1995, Mr. Humphrey pledged all of his shares of the Company's common stock in connection with a loan made by Money Services, Inc. to WMA Agency ("Agency Loan"). Money Services, Inc. (MSI) is a subsidiary of AEGON USA, Inc., as is Western Reserve. Part of the Agency Loan proceeds were allocated for use by WMA Agency to make loans to certain WMA Sales Associates ("Agent Loans") for the purpose of acquiring shares of common stock of the Company in its 1995 offering. As of December 31, 1999, the outstanding principal amount of the Agent Loans was $836,626. The WMA Sales Associates' shares of common stock are pledged to WMA Agency as security for these Agent Loans. The Agent Loans are payable in 60 equal monthly payments of principal and interest and may not be prepaid. The shares acquired by the WMA Sales Associates are non-transferable during the loan term. Proxies have been executed in favor of WMA Agency for voting such shares of common stock for so long as the Agent Loans are outstanding. By virtue of his ownership of WMA Agency, Mr. Humphrey is considered to be the beneficial owner of the 400,311 shares and is able to control the proxies relating to them.

         The Agency Loan, which was in the initial amount of $2.25 million in 1995, was subsequently consolidated into a WMA Agency line of credit facility. The maximum available amount under this line of credit was increased in October 1999 to $22.75 million. Mr. Humphrey's pledge of his shares of common stock is one of the various forms of collateral for this line of credit, which as of December 31, 1999 had an outstanding balance of $21.41 million. Upon default on this credit line, the lender, MSI, would have the right to take title to the pledged shares and to exercise voting control. Amounts outstanding under this line of credit are being amortized over the period ending November 1, 2012 with principal and interest payable monthly by WMA Agency. Interest is calculated in arrears based on AEGON USA's cost of its five-year senior debt instruments, which is in turn, based upon five-year U.S. Treasury Notes, plus an underwriters' override. Interest on the line of credit is recalculated every five years.

9.       Statutory Restrictions

         WMA Corporation's subsidiary, WMA Life, is a Bermuda-domiciled insurance company and as such is subject to the restrictions of the Bermuda Insurance Act of 1978 (the "Insurance Act"). The most significant of these restrictions is that WMA Life must maintain a minimum of $250,000 capital and surplus. In addition, WMA Life must maintain a solvency margin, defined as the excess of statutory assets over statutory liabilities, of at least $250,000. Statutory assets and liabilities refer to those assets and liabilities recorded on the statutory balance sheet required by the Insurance Act.

                              The WMA Corporation

                   Notes to Consolidated Financial Statements

         WMA Corporation relies, and will rely, primarily on funds retained at the holding company level and potential dividends from WMA Life to meet ongoing cash requirements of the holding company. The payment of dividends by WMA Life to the Company is subject to regulatory restrictions under Bermuda insurance law. WMA Life may not declare or pay a dividend or make a distribution out of contributed surplus if, among other things, there are reasonable grounds for believing that
         (a) WMA Life is, or after the payment, would be unable to pay its liabilities as they become due; or (b) the realizable value of WMA Life's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. As of December 31, 1999, WMA Life had the statutory capacity to pay $5.21 million in dividends.

10.      Commitments and Contingent Liabilities

         From time to time the Company may be subject to reinsurance-related litigation and arbitration in the normal course of business. Management does not believe that the Company is a party to any such pending litigation or arbitration that would have a material adverse effect on its future operations.

         The Company has obtained letters of credit in favor of unaffiliated insurance companies with whom the Company has reinsurance agreements. The posting of a letter of credit allows the ceding company to take statutory reserve credit for reinsurance ceded which would otherwise not be available as WMA Life is not "authorized" (essentially licensed) by the ceding company's state of domicile. At December 31, 1999, the outstanding letters of credit totaled $3.84 million. The letters of credit were issued by the Company's custodian and secured by the Company's investments held by the custodian. In February 2000, the Company increased the letters of credit to amounts totaling $4.89 million.

         The Company currently leases office space from WMA Agency under a sublease, which expires in 2008. Payments under this lease are $18,675 annually through January 2003. For the second five-year period, the rate paid is subject to increase. Total lease expense for the year ended December 31, 1999 was $18,675. The following is a schedule of future minimum lease payments as of December 31, 1999:

                           Year ending December 31,
                           ------------------------
                                    2000                             $ 18,675
                                    2001                               18,675
                                    2002                               18,675
                                    2003                               18,675
                                 Thereafter                            76,256
                                                                     --------
                                                                     $150,956
                                                                     ========


11.      Short Term and Long Term Debt

         Short-term and long-term debt at December 31, 1999 and 1998 are as follows:

                                                                            1999               1998
                                                                        -----------        -----------
           Line of credit - short term                                           --        $10,000,000
           Line of credit - long term                                   $ 5,303,562                 --
           Convertible Term Note - 7.5% interest, principal and
             interest due at July 29, 2004                                5,000,000                 --
                                                                        -----------        -----------
               Total short-term and long-term debt                       10,303,562         10,000,000
           Less: Anticipated current maturity of line of credit           1,125,000                 --
                                                                        -----------        -----------
               Total long-term debt                                     $ 9,178,562        $10,000,000
                                                                        ===========        ===========

                              The WMA Corporation

                   Notes to Consolidated Financial Statements

         In 1998, the Company received short-term debt financing from MSI via a $10 million line of credit agreement. By the end of 1998, the Company had drawn down the entire line of $10 million. As of December 31, 1998, all outstanding balances of principal and interest under this line of credit were due and payable on August 1, 1999, thus the amount was classified as short-term debt. Through March 31, 1999, borrowings under this line of credit accrued interest at the rate of 8% per annum. Effective April 1, 1999, the outstanding interest balance of $303,562 at March 31, 1999 was added to the outstanding principal balance and the interest rate increased from 8% to 9%.

         On July 30, 1999, the Company issued a $5 million, five year term note to MSI due on July 29, 2004. Interest is payable at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. MSI may convert, after December 31, 1999 and prior to July 29, 2004, the outstanding principal balance of this note into Common Stock of the Company. Upon conversion, the number of shares of Common Stock which may be obtained per each $100.00 of the outstanding principal amount of the note shall be 4.17 shares. The note may be redeemed after July 29, 2002, in whole or in part, at the Company's option, at the redemption price, which shall include all accrued but unpaid interest to the date of redemption. If the note is redeemed prior to July 29, 2004, interest shall accrue on the outstanding principal amount at the rate of 9% per annum from the date of the note through the date of redemption.

         Also, on July 30, 1999, the $5 million proceeds made available from the issuance of the term note discussed above were applied to reduce the outstanding principal balance of the line of credit, and the line of credit was amended such that all remaining balances of principal and interest became due and payable upon the earlier of: (i) December 31, 1999; or (ii) the closing of the Company's offerings related to the private sale of preferred and common stock to institutional and other accredited investors.

         Effective December 31, 1999, the line of credit was amended to extend the maturity date and establish scheduled principal and interest payments beginning in February 2000. Under the amended terms, the outstanding balance of $5,303,362 and related accrued interest is payable commencing February 15, 2000 and continuing on the 45th day after the close of each calendar quarter thereafter until the entire outstanding balance and accrued interest is paid in full. Quarterly principal and interest payments shall be an amount equal to the greater of (A) the lesser of (i) $500,000 or (ii) 90% of the quarterly reinsurance settlements due from Western Reserve under the VUL coinsurance and modified coinsurance agreement with respect to policies reinsured during calendar year 1998; or (B) 75% of the quarterly reinsurance settlements described in (A)(ii). At December 31, 1999, the anticipated payment amounts for the four quarters of 2000 are not expected to cover the total amount due, thus the amount outstanding under the line of credit is classified as long-term debt. The estimated quarterly payment amounts, which will vary as described above, are reflected as anticipated current maturity at December 31, 1999.

12.      Comprehensive Income

         The following table sets forth the amounts of other comprehensive income (loss) along with the related tax effects allocated to other comprehensive income (loss) for the years ended December 31, 1999, 1998 and 1997:


                                                                       Before-Tax      Tax (Expense)    Net-of-Tax
                                                                         Amount           Benefit         Amount
                                                                         ------           -------         ------
                               1999
                               ----
           Net unrealized holding losses arising during period         ($366,622)         124,653       ($241,969)
           Plus: reclassification adjustment for losses
           realized in net income                                        (66,000)          22,440         (43,560)
                                                                       ---------          -------       ---------
           Other comprehensive loss                                    ($432,622)         147,093       ($285,529)
                                                                       =========          =======       =========

                              The WMA Corporation

                   Notes to Consolidated Financial Statements


                                                                       Before-Tax      Tax (Expense)    Net-of-Tax
                                                                         Amount           Benefit         Amount
                                                                         ------           -------         ------
                               1998
                               ----
           Net unrealized holding gains arising during period           $396,317         (134,748)       $261,569
           Less: reclassification adjustment for gains realized
           in net income                                                 267,063          (90,801)        176,262
                                                                        --------         --------         -------
           Other comprehensive income                                   $129,254          (43,947)       $ 85,307
                                                                        ========         ========        ========

                               1997
                               ----
           Net unrealized holding gains arising during period           $429,259         (145,948)       $283,311
           Less: reclassification adjustment for gains realized
           in net income                                                      --               --              --
                                                                        --------         --------        --------
           Other comprehensive income                                   $429,259         (145,948)       $283,311
                                                                        ========         ========        ========


13.      Segment Reporting

         The Company has two reportable segments: non-universal life-type agreements and universal life-type agreements.* The reportable segments are determined based on the nature of the reinsurance treaties and the accounting treatment used for the various reinsurance treaties. The Company reinsures variable universal life policies on a monthly renewable term ("MRT") basis. MRT reinsurance involves the reinsurance of mortality risk whereby premiums are not directly related to the premium rates on the original plan of insurance and the ceding company is liable for the total net amount of risk of the policies reinsured. The Company's MRT agreements are accounted for under FAS 60 accounting principles. The Company reinsures variable annuity contracts and variable universal life policies on a coinsurance and modified coinsurance basis. Coinsurance involves the reinsurance of mortality and investment risks on the same basis as that of the underlying policies. The ceding life companies and the Company share in these risks in the same manner. The Company's existing coinsurance and modified coinsurance agreements are accounted for under FAS 97 accounting principles. Items not directly related to the business segments and unallocated corporate items (i.e. other income, interest expense on corporate debt and unallocated operating expenses) are shown separately, consistent with the Company's internal measurement process. Segment assets reported include those assets directly attributable to the reinsurance treaties such as reinsurance balances receivable, deferred acquisition costs, policy loans, prepaid expenses, invested assets and cash. Invested assets are allocated to the treaties based upon the letters of credit posted in support of the statutory reserves held which is consistent with the Company's internal measurement process.







---------------
* Non-universal life-type agreements and universal Life-type agreements are referenced in FAS 97, Accounting and Reporting by Insurance Enterprises for Certain Long-duration Contracts and for Realized Gains and Losses from the Sale of Investments, paragraphs 44 and 45.

                              The WMA Corporation

                  Notes to Consolidated Financial Statements


SEGMENT REPORTING
Years Ended December 31                                         1999                                         1998
-----------------------                                         ----                                         ----
----------------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands)                        Non-                                          Non-
                                           Universal   Universal                         Universal   Universal
                                           Life-type   Life-type    Other       Total    Life-type   Life-type    Other     Total
----------------------------------------------------------------------------------------------------------------------------------

Premiums                                      $9,693         --        --     $  9,693      $7,280          --       --    $ 7,280

Reinsured policy revenues                         --     13,506        --       13,506          --       4,098       --      4,098

Benefits, claims and settlement expenses       3,215      1,610        --        4,825       3,416          26       --      3,442

Reinsurance premium allowances, net            2,775      2,588        --        5,363       1,943         974       --      2,917

Amortization of deferred acquisition cost        171      3,618        --        3,789         149       1,393       --      1,542

Loss on recapture of business                     --        823        --          823          --          --       --         --
                                              ------     ------     -----     --------      ------      ------    -----    -------

Underwriting profit                            3,532      4,867        --        8,399       1,772       1,705       --      3,477


Net investment income                            118        132       100          350         142          75      733        950

Net realized gain (loss) on investments           --         --       (66)         (66)         --          --      267        267

Other expenses                                    22        422     1,693        2,137          18         121    1,159      1,298
                                              ------     ------     -----     --------      ------      ------    -----    -------

Segment operating income (loss) before
  income tax                                   3,628      4,577    (1,659)       6,546       1,896       1,659     (159)     3,396

Income tax expense (benefit)                   1,234      1,556      (564)       2,226         645         564      (52)     1,157
                                              ------     ------     -----     --------      ------      ------    -----    -------

Segment net income (loss)                     $2,394      3,021    (1,095)    $  4,320      $1,251       1,095     (107)   $ 2,239
                                              ======     ======     =====     ========      ======      ======    =====    =======


Segment assets                                $7,762     40,220     1,026     $ 49,008      $5,527      31,774    7,580    $44,881
                                              ======     ======     =====     ========      ======      ======    =====    =======

----------------------------------------------------------------------------------------------------------------------------------


                                                                   1997
                                                                   ----
-------------------------------------------------------------------------------------------
(Amounts in thousands)                          Non-
                                             Universal    Universal
                                             Life-type    Life-type     Other         Total
-------------------------------------------------------------------------------------------

Premiums                                       $ 5,217          --          --      $ 5,217

Reinsured policy revenues                           --         195          --          195

Benefits, claims and settlement expenses         2,409          --          --        2,409

Reinsurance premium allowances, net              1,492          20          --        1,512

Amortization of deferred acquisition cost          (25)         88          --           63

Loss on recapture of business                       --          --          --           --
                                               -------       -----      ------      -------

Underwriting profit                              1,341          87          --        1,428


Net investment income                              108          --         979        1,087

Net realized gain (loss) on investments             --          --         300          300

Other expenses                                      --           9         471          480
                                               -------       -----      ------      -------

Segment operating income (loss) before
  income tax                                      1449          78         808        2,335

Income tax expense (benefit)                       493          26         297          816
                                               -------       -----      ------      -------

Segment net income (loss)                      $   956          52         511      $ 1,519
                                               =======       =====      ======      =======


Segment assets                                 $ 4,645       2,843      17,577      $25,065
                                               =======       =====      ======      =======

-------------------------------------------------------------------------------------------


During 1999, 1998, and 1997, the percentage of total premiums and reinsured policy revenues which relate to Western Reserve is 87%, 89% and 95%, respectively. The percentage of the total underwriting profit which relates to Western Reserve for 1999, 1998 and 1997 is 83%, 83% and 91%, respectively.

The Company estimates that approximately 44% of VUL premiums and 30% of variable annuity premiums, written through Western Reserve and sold by WMA Agency, originated in California.

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)      The WMA Corporation
            --------------------------------

By (Signature and Title)  /s/ S. Hubert Humphrey, Jr.
                         --------------------------------
                         S. Hubert Humphrey, Jr.,
                         President and Director

Date:  March 20, 2000
       --------------



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)   /s/ S. Hubert Humphrey, Jr.
                         --------------------------------
                         S. Hubert Humphrey, Jr.,
                         President and Director

Date:  March 20, 2000
       --------------



By (Signature and Title)   /s/ Thomas W. Montgomery
                         ------------------------------
                         Thomas W. Montgomery,
                         Executive Vice President, Secretary and Director

Date:  March 20, 2000
       --------------



By (Signature and Title)   /s/ Edward F. McKernan
                         -------------------------------
                         Edward F. McKernan,
                         Senior Vice President, Chief Financial Officer, Actuary and Director

Date:  March 20, 2000
       --------------