Form 10KSB40/A
period 1999-12-31
WMA CORP
filed 2000-03-30
CIK 947716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

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

         - Monthly Renewable Term ("MRT") Reinsurance. Under an MRT agreement, the ceding company reinsures the mortality risk with the reinsurer and retains responsibility for establishing the policy reserves (net of the risks reinsured) as well as the payment of all policy benefits, commissions and expenses involved in issuing and maintaining the business. The reinsurer establishes reserves specific to the mortality risk reinsured.

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

WMA Securities has neither admitted nor denied these alleged deficiencies and violations. WMA Securities subsequently engaged a law firm, Sutherland, Asbill and Brennan LLP ("SAB"), who in turn retained the services of a securities consultant to make recommendations to WMA Securities on how to improve its compliance and supervisory program. WMA Securities responded to the SEC's letter on April 3, 1998, informing the SEC that a securities consultant had been engaged and that it planned to implement the consultant's recommendations. A second consulting firm was also retained by SAB to conduct a thorough review and assessment of WMA Securities' compliance and supervisory programs and monitor its progress in the implementation of the initial consultant's recommendations regarding such program. This firm advised WMA Securities of further steps that could be taken to fully implement a program designed to improve WMA Securities' overall compliance and supervisory procedures, and remedy the deficiencies cited by the SEC. WMA Securities implemented all material recommendations of the consultants retained by SAB. There can be no assurance that the compliance and supervisory programs recommended by the securities consultants, and as implemented, would be viewed as adequately responsive to the compliance and supervision concerns of the SEC, the NASD or any state regulatory agency.

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


WMA Life's revenues do not and are not expected to bear any relationship to the distribution of business placed by the companies with whom WMA Agency does business as illustrated by the above tables. The reasons WMA Life's revenues will diverge from the relationships noted above include, but are not limited to, the nature, mix and pricing of the products reinsured; the terms of the various reinsurance agreements; and the prescribed generally accepted accounting principles for such products and reinsurance structures (e.g. MRT reinsurance versus coinsurance).

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


On September 30, 1998, the Company entered into a $10 million line of credit arrangement with Money Services, Inc. ("MSI"), a subsidiary of AEGON USA, Inc., pursuant to which the Company borrowed $10 million to cover its cash needs. Through March 31, 1999, interest accrued at the rate of 8% on amounts drawn under this line of credit. Effective April 1, 1999, the interest that accrued through March 31, 1999 was added to the outstanding principal balance and the interest rate increased to 9%. On July 30, 1999, $5 million from proceeds made available from the issuance of a 5-year term note (discussed below) were applied to reduce the outstanding principal balance on the line of credit. The line of credit had been amended as of December 31, 1999 to extend the maturity date and establish scheduled principal and interest payments beginning in February 2000. Under the amended terms, the outstanding balance and related accrued interest is payable commencing February 15, 2000 and continuing on the 45th day after the close of each calendar quarter thereafter until the entire outstanding balance and accrued interest is paid in full. Quarterly principal and interest payments shall be an amount which will not exceed the quarterly reinsurance settlements due from Western Reserve under the VUL coinsurance and ModCo agreement with respect to policies reinsured during calendar year 1998. At December 31, 1999, the anticipated payment amounts for the four quarters of 2000, which represent the current maturities of the long-term debt, are classified as short-term debt. As of December 31, 1999, the total amount due under this line of credit had an outstanding principal balance of $5,303,562 and accrued interest of $507,570.

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports were required to be filed on Form 8-K.


      EXHIBIT
       NUMBER     DESCRIPTION OF EXHIBIT
      -------     ----------------------

         10.1 Fourth Amendment of Revolving Line of Credit Promissory Note between The WMA Corporation and Money Services, Inc. effective
                  December 31, 1999 (1)

         10.2     Amendment Number 2 to the Automatic Flexible Premium Variable
                  Life Reinsurance Agreement Number 2 between Western Reserve
                  Life Assurance Co. of Ohio and WMA Life Insurance Company
                  Limited effective October 1, 1999 (Attached). Portions of this
                  Exhibit have been omitted, a complete copy of which has been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment.


         10.3     Automatic Flexible Premium Variable Life Reinsurance Agreement
                  Number 3 between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited effective October 1,
                  1999 (Attached). Portions of this Exhibit have been omitted, a complete copy of which has been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment.

         10.4     Amendment Number 2 to the Automatic Variable Annuity
                  Reinsurance Agreement between Western Reserve Life Assurance
                  Co. of Ohio and WMA Life Insurance Company Limited effective
                  October 1, 1999 (Attached). Portions of this Exhibit have been omitted, a complete copy of which has been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment.

         10.5     Amendment Number 3 to the Automatic Flexible Premium Variable
                  Life Reinsurance Agreement Number 2 between Western Reserve
                  Life Assurance Co. of Ohio and WMA Life Insurance Company
                  Limited effective February 1, 2000 (Attached)

         10.6     Amendment Number 3 to the Automatic Variable Annuity
                  Reinsurance Agreement between Western Reserve Life
                  Assurance Co. of Ohio and WMA Life Insurance Company
                  Limited effective February 1, 2000 (Attached)

         27.1     Financial Data Schedule (for SEC use only)(1)

                  FOOTNOTES
                  ---------
          (1) Filed on March 20, 2000 as an Exhibit to Form 10-KSB for the fiscal year ended December 31, 1999 and incorporated herein by reference pursuant to Rule 12b-32.

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

                          December 31, 1999, 1998 and 1997

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

         All of the Company's reinsurance business is generated by the marketing efforts of WMA Agency, and the Company has made a considered decision to focus the Company's energies on existing WMA Agency relationships for the generation of new reinsurance business. As a consequence, business and regulatory issues facing WMA Agency may have limited the Company's access to capital markets, which have and are expected to continue to have a significant impact on the Company's growth thereby affecting its financial position and results of operations. In recent years, the SEC, the NASD and various state regulatory authorities have commenced a variety of regulatory investigations of WMA Agency and WMA Securities which have raised significant concerns about their respective compliance with applicable regulatory standards. WMA Agency and WMA Securities have implemented corrective action plans with respect to such alleged compliance issues; however no assurance can be given that such corrective actions will be viewed as sufficient by the applicable regulatory authorities. If such corrective actions are not deemed acceptable, it could impact the Company's ability to reinsure additional plans of insurance.

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

                               The WMA Corporation

                   Notes to Consolidated Financial Statements


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

                              The WMA Corporation

                   Notes to Consolidated Financial Statements

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

                              The WMA Corporation

                   Notes to Consolidated Financial Statements

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

         Effective December 31, 1999, the line of credit was amended to extend the maturity date and establish scheduled principal and interest payments beginning in February 2000. Under the amended terms, the outstanding balance of $5,303,362 and related accrued interest is payable commencing February 15, 2000 and continuing on the 45th day after the close of each calendar quarter thereafter until the entire outstanding balance and accrued interest is paid in full. Quarterly principal and interest payments shall be an amount equal to the greater of (A) the lesser of (i) $500,000 or (ii) 90% of the quarterly reinsurance settlements due from Western Reserve under the VUL coinsurance and modified coinsurance agreement with respect to policies reinsured during calendar year 1998; or (B) 75% of the quarterly reinsurance settlements described in (A)(ii). At December 31, 1999, the anticipated payment amounts for the four quarters of 2000, which will vary as described above and which represent the current maturities of the long-term debt, are reflected as short-term debt.

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

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)      The WMA Corporation
            --------------------------------

By (Signature and Title)  /s/ S. Hubert Humphrey, Jr.
                         --------------------------------
                         S. Hubert Humphrey, Jr.,
                         President and Director

Date:  March 30, 2000
       --------------



         In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)   /s/ S. Hubert Humphrey, Jr.
                         --------------------------------
                         S. Hubert Humphrey, Jr.,
                         President and Director

Date:  March 30, 2000
       --------------



By (Signature and Title)   /s/ Thomas W. Montgomery
                         ------------------------------
                         Thomas W. Montgomery,
                         Executive Vice President, Secretary and Director

Date:  March 30, 2000
       --------------



By (Signature and Title)   /s/ Edward F. McKernan
                         -------------------------------
                         Edward F. McKernan,
                         Senior Vice President, Chief Financial Officer, Actuary and Director

Date:  March 30, 2000
       --------------