Form 10QSB
period 2000-03-31
WMA CORP
filed 2000-05-15
CIK 947716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO ___________________

         COMMISSION FILE NUMBER   0-23637

                               THE WMA CORPORATION
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                      58-2179041
  (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

                11315 JOHNS CREEK PARKWAY, DULUTH, GEORGIA, 30097
                    (Address of principal executive offices)

                                 (770) 248-3311
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [  ] No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

As of April 30, 2000, there were 2,495,010 shares of common stock ($.001) par value outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                     PART I


                                                                                              PAGE NO.
                                                                                              --------
         ITEM 1            Financial Statements                                                   3
         ITEM 2            Management's Discussion and Analysis or Plan of Operation             10


                                                   PART II

         ITEM 1            Legal Proceedings                                                     20
         ITEM 2            Changes in Securities                                                 20
         ITEM 3            Defaults Upon Senior Securities                                       20
         ITEM 4            Submissions of Matters to a vote of Security Holders                  20
         ITEM 5            Other Matters                                                         20
         ITEM 6            Exhibits and Reports on Form 8-K                                      21



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                               THE WMA CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                March 31,             December 31,
                                                                                  2000                   1999
                                                                              ------------           -------------
                                Assets
Fixed maturity securities - available for sale (amortized cost of
   $4,014,039 and $2,118,705 for 2000 and 1999, respectively)                 $  3,950,128           $  2,054,231
Cash and cash equivalents                                                        3,796,812              3,475,950
Investment income due and accrued                                                   82,343                 19,443
Reinsurance balances receivable                                                  1,464,178              2,985,937
Reinsured policy loans                                                             432,500                286,963
Accounts receivable                                                                 15,042                     --
Deferred acquisition costs                                                      41,112,453             39,750,100
Prepaid expenses                                                                   335,425                346,894
Fixed assets (net of accumulated depreciation of $66,859 and $55,017
   for 2000 and 1999, respectively)                                                 76,490                 88,332
                                                                              ------------           ------------
         Total assets                                                         $ 51,265,371           $ 49,007,850
                                                                              ============           ============

                 Liabilities and Stockholders' Equity
Liabilities:
   Future policy benefits                                                     $  5,040,710           $  4,494,786
   Reinsurance balances payable                                                  1,555,210                716,330
   Accrued expenses                                                                166,529                110,885
   Accrued interest payable                                                        179,159                665,789
   Accounts payable                                                                 35,972                 46,696
   Due to World Marketing Alliance, Inc.                                             2,492                  2,559
   Short term debt                                                               1,125,000              1,125,000
   Long term debt                                                                9,178,562              9,178,562
   Deferred tax liability                                                        4,706,527              4,259,599
                                                                              ------------           ------------
      Total liabilities                                                         21,990,161             20,600,206
                                                                              ------------           ------------

Stockholders' equity:
   Preferred stock, par value $2.00, 10,000,000 shares authorized;
     no shares issued in 2000 or 1999                                                   --                     --
   Common Stock, par value $.001, 50,000,000 shares authorized;
     2,500,000 shares issued in 2000 and 1999                                        2,500                  2,500
   Additional paid-in capital                                                   20,228,973             20,228,973
   Accumulated other comprehensive loss                                            (42,180)               (42,552)
   Retained earnings                                                             9,135,817              8,268,623
   Treasury stock, at cost (4,990 shares for 2000 and 1999)                        (49,900)               (49,900)
                                                                              ------------           ------------
      Total stockholders' equity                                                29,275,210             28,407,644
                                                                              ------------           ------------
         Total liabilities and stockholders' equity                           $ 51,265,371           $ 49,007,850
                                                                              ============           ============


          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              2000                    1999
                                                            -----------           -----------
    Revenues:
        Premiums                                            $ 3,676,173           $ 2,036,357
        Reinsured policy revenues                             3,020,268             2,592,148
        Net investment income                                    70,642               156,719
                                                            -----------           -----------
           Total revenue                                      6,767,083             4,785,224
                                                            -----------           -----------
    Benefits and expenses:
        Benefits, claims and settlement expenses              1,835,617             1,157,679
        Change in future policy benefits                        435,553                15,663
        Reinsurance premium allowances, net                   1,566,396               872,604
        Amortization of deferred acquisition costs            1,086,143             1,014,292
        Professional fees and other expenses                    313,902               279,762
        Interest expense                                        203,990               202,463
        Fees to World Marketing Alliance, Inc.                   11,552                11,552
                                                            -----------           -----------
           Total benefits and expenses                        5,453,153             3,554,015
                                                            -----------           -----------
           Income before income taxes                         1,313,930             1,231,209
    Income tax expense                                         (446,736)             (420,401)
                                                            -----------           -----------
           Net income                                       $   867,194           $   810,808
                                                            ===========           ===========

    Basic and diluted income per share                      $      0.35           $      0.32
                                                            ===========           ===========

    Weighted-average common shares outstanding                2,495,010             2,495,010
                                                            ===========           ===========




          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  2000                  1999
                                                                               -----------           -----------
Cash flows from operating activities:
Net income                                                                     $   867,194           $   810,808
    Adjustments to reconcile net income to cash provided by (used in)
      operating activities
      Amortization and depreciation                                              1,097,985             1,113,530
      Deferred tax expense                                                         446,736               420,401
      Change in:
         Investment income due and accrued                                         (62,900)                1,406
         Reinsurance receivables                                                 1,521,759              (198,420)
         Reinsured policy loans                                                   (145,537)                   --
         Accounts receivable                                                       (15,042)                   --
         Deferred acquisition costs                                             (2,448,496)           (9,989,777)
         Prepaid expenses                                                           11,469                 9,357
         Due from World Marketing Alliance, Inc.                                        --                 3,168
         Other assets                                                                   --               (36,096)
         Future policy benefits                                                    545,924               480,274
         Reinsurance balances payable                                              838,880             1,960,198
         Accrued expenses                                                           55,644                27,132
         Accounts payable                                                          (10,724)                6,421
         Accrued interest payable                                                 (486,630)              202,463
         Due to World Marketing Alliance, Inc.                                         (67)                3,851
                                                                               -----------           -----------
             Net cash provided by (used in) operating activities                 2,216,195            (5,185,284)
                                                                               -----------           -----------

Cash flows from investing activities:
    Proceeds from sales of available-for-sale securities                            35,923               142,206
    Purchase of available-for-sale securities                                   (1,931,256)                   --
    Purchase of fixed assets                                                            --               (40,000)
                                                                               -----------           -----------
             Net cash (used in) provided by investing activities                (1,895,333)              102,206
                                                                               -----------           -----------

Cash flows from financing activities:
             Net cash provided by financing activities                                  --                    --
                                                                               -----------           -----------

             Net increase (decrease) in cash and cash equivalents                  320,862            (5,083,078)
Cash and cash equivalents at beginning of period                                 3,475,950             6,617,710
                                                                               -----------           -----------
Cash and cash equivalents at end of period                                     $ 3,796,812           $ 1,534,632
                                                                               ===========           ===========

Supplemental disclosure of cash flow information:
             Interest paid                                                     $   699,779           $        --
                                                                               ===========           ===========
             Income taxes paid                                                 $        --           $        --
                                                                               ===========           ===========

          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The unaudited financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 1999 Form 10-KSB/A Annual Report as filed with the Securities and Exchange Commission.

2.       DEFERRED TAX

Deferred income tax liabilities and related expenses are determined in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109) using an effective federal tax rate of 34%. SFAS No. 109 specifically excludes recognition of the "small life insurance company deduction" available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on the Company's earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No. 109, at March 31, 2000.

3.       COMPREHENSIVE INCOME

Statement of Financial Account Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The primary component of comprehensive income is the unrealized gain (loss) on securities as shown under the equity section of the consolidated balance sheet. Total comprehensive income for the three months ended March 31, 2000 was $867,566 compared to $699,914 for the three months ended March 31, 1999.

4.       ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. In June, 1999 SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 was issued. This statement defers the effective date of SFAS No. 133 until June 15, 2000; however, the Company does not believe such provisions will have a significant impact on the financial statements upon adoption.

5.       INCOME PER SHARE

Basic income per share is computed on the weighted-average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. No dilutive stock options or warrants were outstanding as of March 31, 2000 or March 31, 1999, thus there is no difference between basic and diluted income per share.

6.       SEGMENT REPORTING

The Company has two reportable segments: non-universal life-type agreements and universal life-type agreements.* The reportable segments are determined based on the nature of the reinsurance treaties and the accounting treatment used for the various reinsurance treaties. The Company reinsures certain variable universal life policies on a monthly renewable term ("MRT") basis. MRT reinsurance involves the reinsurance of mortality risk whereby premiums are not directly related to the premium rates on the original plan of insurance; the ceding company retains all risks associated with policy benefits other than mortality risk and may retain a portion of the mortality risk. The Company's MRT agreements are accounted for under SFAS No. 60 accounting principles. The Company also reinsures certain variable annuity contracts and variable universal life policies on a coinsurance and modified coinsurance basis. Coinsurance involves the reinsurance of mortality and investment risks on the same basis as that of the underlying policies. The ceding life companies and the Company share in these risks in the same manner. The Company's existing coinsurance agreements are accounted for under SFAS No. 97 accounting principles. Items not directly related to the business segments and unallocated corporate items (i.e., other income, interest expense on corporate debt and unallocated operating expenses) are shown separately, consistent with the Company's internal measurement process. Segment assets reported include those assets directly attributable to the reinsurance treaties such as reinsurance balances receivable, deferred acquisition costs, policy loans, prepaid expenses, invested assets and cash. Invested assets are allocated to the treaties based upon the letters of credit posted in support of the statutory reserves held which is consistent with the Company's internal measurement process.



--------
* Non-universal life-type agreements and universal life-type agreements as referenced in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, paragraphs 44 and 45.

                                SEGMENT REPORTING

THREE MONTHS ENDED MARCH 31,                              2000                                           1999
------------------------------------------------------------------------------------  ------------------------------------------
                                          Non-Universal Universal                     Non-Universal Universal
(Amounts shown in thousands)                 Life-type  Life-type    Other     Total    Life-type    Life-type   Other     Total

Premiums                                     $ 3,676                         $ 3,676    $2,036                           $ 2,036
Reinsured policy revenues                                 3,020                3,020                   2,592               2,592
Benefits, claims and settlement expenses(1)    2,025        246                2,271       864           309               1,173
Reinsurance premium allowances, net            1,220        346                1,566       535           338                 873
Amortization of deferred acquisition cost         40      1,046                1,086        47           967               1,014
                                              ------     ------     ------   -------    ------        ------     ------  -------
Underwriting profit                              391      1,382                1,773       590           978               1,568

Net investment income (expense)                   55         60        (44)       71        31            36         90      157
Other expenses                                     6         48        476       530         5            26        463      494
                                              ------     ------     ------   -------    ------        ------     ------  -------
Segment operating income (loss) before tax       440      1,394       (520)    1,314       616           988       (373)   1,231
Income tax expense (benefit)                     150        474       (177)      447       209           336       (125)     420
                                              ------     ------     ------   -------    ------        ------     ------  -------
Segment net income (loss)                     $  290        920       (343)  $   867    $  407           652       (248) $   811
                                              ======     ======     ======   =======    ======        ======     ======  =======

Segment assets                                $4,991     39,412      7,362   $51,265    $5,945        33,304      9,375  $48,624
                                              ======     ======     ======   =======    ======        ======     ======  =======

--------------
(1) Benefits, claims and settlement expenses include change in future policy benefits.

During 2000 and 1999, the percentage of total premiums and reinsured policy revenues which relate to Western Reserve Life Assurance Co. of Ohio ("Western Reserve") is 87%.

The percentage of the total underwriting profit which relates to Western Reserve for 2000 and 1999 is 79% and 85%, respectively.

The Company estimates that approximately 44% of VUL premiums and 30% of variable annuity premiums, written through Western Reserve and sold by WMA Sales Associates, originated in California.

7.       RECLASSIFICATION

The Company has reclassified the presentation of certain 1999 information to conform to the 2000 presentation.

8.       SUBSEQUENT EVENTS

On May 15, 2000, WMA Life Insurance Company Limited paid a dividend of $1.10 million to its parent, The WMA Corporation, to meet current cash requirements.

Stock Options

On May 12, 2000, the Company's Board of Directors approved an amendment to the stock option plan previously authorized in 1999. The number of shares exercisable under the option plan were limited to a formula amount determined by multiplying the number of shares by a fraction, the numerator of which was the proceeds actually received by the Company from the sale of the Company's common stock and preferred stock on or before December 31, 1999 and the denominator of which was $75,000,000. No proceeds were received by the Company on or before December 31, 1999. The amendment extends the December 31, 1999 deadline to January 1, 2002. Additionally, the amendment provides that the options may not be exercised unless the new capital raised by the Company equals or exceeds $15,000,000. The amendment is subject to ratification by the Company's stockholders at the Company's 2000 Annual Meeting in August.

Warrants

On May 12, 2000, the Company's Board of Directors approved an amendment to the Warrants previously authorized in 1999. The shares to be issued under the Warrants were exercisable in equal increments over the five years after the first anniversary of the date of issuance. The number of shares under the Warrants was limited to a formula amount determined by multiplying the number of shares otherwise issuable under the Warrants by a fraction, the numerator of which was the proceeds actually received by the Company from the sale of the Company's common stock and preferred stock, on or before December 31, 1999, and the denominator of which was $75,000,000. No proceeds were received by the Company on or before December 31, 1999. The amendment extends the December 31, 1999 deadline to January 1, 2002. Additionally, the amendment provides that the Warrants may not be exercised unless the new capital raised by the Company equals or exceeds $15,000,000. The amendment is subject to ratification by the Company's stockholders at the Company's 2000 Annual Meeting in August.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis or Plan of Operation ("MD&A") addresses the financial condition of the Company as of March 31, 2000 compared with December 31, 1999, and its results of operations for the three months ended March 31, 2000, compared with the three months ended 1999. This discussion should be read in conjunction with the MD&A and the Company's Consolidated Financial Statements and notes thereto in the Company's 1999 Form 10-KSB/A Annual Report.

OVERVIEW

The WMA Corporation (the "Company") is a holding company, owning all of the outstanding capital stock of WMA Life Insurance Company Limited ("WMA Life"), a Bermuda life insurance corporation. WMA Life began reinsurance operations in 1996. The term "Company", as used in this document, refers to The WMA Corporation and WMA Life unless context requires otherwise. WMA Life presently provides reinsurance to certain life insurance companies ("Ceding Life Companies") with respect to variable universal life ("VUL") and variable annuity policies.

The Company, through its subsidiary, WMA Life, reinsures certain life insurance policies and annuities sold by "WMA Sales Associates", a growing network of independent agents associated with "WMA Agency". Unless the context indicates otherwise, "WMA Agency" refers to World Marketing Alliance Inc., an insurance agency and a Georgia corporation, which operates an international financial services, sales and marketing organization and certain entities and persons with which it is associated primarily for licensing purposes. "WMA Sales Associates" are independent agents who market financial services products through WMA Agency and often hold licenses as registered representatives for the sale of certain securities products through another affiliate, WMA Securities, Inc. (WMA Securities), a registered securities broker-dealer. S. Hubert Humphrey, Jr., who beneficially owns approximately 36.1% of the Company's common stock, owns substantially all of WMA Agency and 100% of WMA Securities.

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

                         LIFE INSURANCE APPLICATIONS (1)



                                                                                THREE MONTHS
CEDING LIFE COMPANY                                                                ENDED
                                                                                   3/31/00        1999          1998
                                                                                   -------        ----          ----
Western Reserve Assurance Co. of Ohio ("Western Reserve")                             75%           78%           81%
Kemper Investors Life Insurance Co. ("Kemper")                                         2             3             4
                                                                                     ---           ---           ---
Total % Subject to Reinsurance                                                        77            81            85
Total % Not Subject to Reinsurance                                                    23            19            15
                                                                                     ---           ---           ---
Total % Applications Submitted                                                       100%          100%          100%

                            ANNUITY APPLICATIONS(1)


                                                                           THREE MONTHS
CEDING LIFE COMPANY                                                            ENDED
                                                                              3/31/00          1999         1998
                                                                              -------          ----         ----
Western Reserve                                                                  71%            66%          44%
American Skandia Life Assurance Corporation ("American Skandia")                 13             12           16
                                                                               ----           ----         ----
Total % Subject to Reinsurance                                                   84             78           60
Total % Not Subject to Reinsurance                                               16             22           40
                                                                               ----           ----         ----
Total % Applications Submitted                                                  100%           100%         100%


(1) As reported to WMA Agency by life insurance companies, of applications for life insurance and annuity policies submitted by WMA Sales Associates, that are monitored by WMA Agency on a regular basis.

WMA Life's revenues do not and are not expected to bear any relationship to the distribution of business placed by the companies with whom WMA Agency does business as illustrated by the above tables. The reasons WMA Life's revenue will diverge from the relationships noted above include, but are not limited to, the nature, mix and pricing of the products reinsured; the terms of the various reinsurance agreements; and the prescribed generally accepted accounting for such products and reinsurance structures (e.g., Monthly Renewable Term reinsurance versus coinsurance).

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

The Ceding Life Companies retain responsibility for the payment of all claims, surrender values, commissions and expenses involved in issuing and maintaining the policies. In addition, the Ceding Life Companies administer the reinsurance contracts, and, on a monthly basis, provide WMA Life with information regarding premiums, reserves, benefits, claims and settlement expenses for policies reinsured.

At March 31, 2000, WMA Life's reinsurance inforce on life insurance constituted 273,289 policies, including riders, with an aggregate face amount of $8.55 billion. This is an increase of 12,933 life insurance policies and riders, or 5% and $521.13 million of inforce face amount, or 6%, from December 31, 1999.

At March 31, 2000, WMA Life had reinsurance inforce with respect to variable annuities for 30,738 policies with reinsurance annuity contract benefits of $377.01 million. This is an increase of 6,255 annuity policies, or 26%, and $52.18 million of annuity contract benefits, or 16% from December 31, 1999. Although somewhat mitigated by the underlying investment performance of the policies reinsured, the relative increase in the amount of annuity contract benefits is lower than the increase in the number of annuity policies primarily because the variable annuity reinsurance percentage was reduced for policies issued during 1999 and 2000 under the Western Reserve agreement and during 2000 under the American Skandia agreement.

The following table indicates the percentage of WMA Life's reinsurance revenues derived from each Ceding Life Company.


                                         THREE MONTHS
CEDING LIFE COMPANY                         ENDED
                                            3/31/00         1999        1998
                                         ------------       ----        ------
Western Reserve                               87%            88%          89%
American Skandia                              11              9            9
Kemper                                         2              3            2
                                            ----           ----         ----
Total                                        100%           100%         100%


MONTHLY RENEWABLE TERM REINSURANCE

WMA Life's reinsurance indemnity agreements include three Monthly Renewable Term ("MRT") agreements relating to VUL policies. MRT reinsurance is a variation of Yearly Renewable Term Insurance. The reinsurance of the VUL policies includes business previously and currently being sold by WMA Sales Associates and issued by Western Reserve and Kemper. Under the MRT reinsurance agreements, WMA Life assumes a portion of the mortality risk related to the VUL policies written by Western Reserve and Kemper.

COINSURANCE AND MODIFIED COINSURANCE

Under a coinsurance arrangement, WMA Life assumes a proportionate share of the risks and expenses and receives a proportionate share of the premiums and revenues from the underlying policies. The assumed risks include mortality, lapses, cash surrenders and investment risk. Additionally, under coinsurance, WMA Life must establish a proportionate share of the policy reserves. Modified coinsurance ("ModCo") is a variation of coinsurance whereby the reserves and the assets related to the reserves, which would otherwise be recorded and held by the reinsurer, are retained by the ceding company. ModCo is primarily used for products that develop cash values, which allows the ceding company to retain the associated assets for investment purposes. Under both coinsurance and ModCo, the mortality, persistency and investment risks are reinsured on the same plan as that of the original policy. The ceding company and the reinsurer share in these risks in the same manner.

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

WMA Life defers costs that vary with and are directly associated with the acquisition of the reinsured policies. These expenses are deferred to the extent that such costs are deemed recoverable from future policy revenues in accordance with generally accepted accounting principles ("GAAP") and are recorded as deferred acquisition costs on the balance sheet. Deferred acquisition costs were $41.11 million at March 31, 2000, an increase of $1.36 million, or 3%, from December 31, 1999.

Deferred acquisition costs are amortized over the lives of the underlying policies (with regard to the terms of the reinsurance agreement). Under the MRT agreements, the amortization is in proportion to the ratio of premiums collected during the then current period to total anticipated premiums. The rate of amortization is based upon methods that include assumptions applicable at the time the policies are reinsured, such as estimates of expected investment yields, mortality, persistency and expenses. The assumptions include provision for risk of adverse deviation. (These same assumptions are used to calculate the liability for future policy benefits, with regard to the MRT reinsurance.)

Under the coinsurance and modified coinsurance agreements, the amortization of the deferred acquisition costs is in proportion to the ratio of gross profits recognized during the then current period to total anticipated gross profits. During each accounting period, assumptions used in calculating the amortization of the Company's deferred acquisition expense reflect actual experience for the then current accounting period.

Management reviews, on a periodic basis, evolving experience with regard to the Company's assumptions concerning future experience with regard to mortality, persistency, investment yields and expenses, in determining its estimate of future gross profits. If management believes that variances from expected assumptions are permanent, assumptions used with regard to future experience will be changed. Upon adoption of any change in assumptions used with regard to future experience, the amortization of the Company's deferred acquisition costs will be recalculated and reflected during the then current accounting period.

Life insurance claims settled, claims reported and changes in estimates of claims incurred but not reported related to reinsured VUL policies are recorded as Benefits, claims and settlement expenses on the Consolidated Financial Statements. The change in liability for future policy benefits is recorded separately as Change in future policy benefits in the Consolidated Financial Statements.

The liability for future policy benefits was $5.04 million at March 31, 2000, an increase of $546,000, or 12%, from December 31, 1999. The liability at March
31, 2000 is comprised of two components: (i) liabilities under the Company's MRT reinsurance agreements, and (ii) liabilities related to the coinsurance of VUL policies and variable annuity policyholder obligations. The liability, with regard to the MRT reinsurance, represents the present value of future benefits to be paid and related expenses, less the present value of future net premiums (that portion of the premium required to provide for all benefits and expenses). The liability for the fixed account portion of the Western Reserve VUL and variable annuity coinsurance agreements is equal to reinsured policy account balances.

To date, management believes the assumptions used regarding its liability for future policy benefits are appropriate for its circumstances.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999.

Revenues. Revenues increased by $1.98 million, or 41%, for the three months ended March 31, 2000 compared to the same period in 1999. The increase was primarily attributable to the growth in premiums associated with the MRT agreements. To a lesser extent, the increase was attributable to the growth in revenues associated with the coinsurance and modified coinsurance agreements.

Premiums. Premiums increased by $1.64 million, or 81%, for the three months ended March 31, 2000 compared to the same period in 1999. Policies and riders reinsured on a MRT basis increased by 76,118 or 49% to 230,848 at March 31, 2000 from 154,730 at March 31, 1999. Effective October 1, 1999, the Company entered into a new MRT agreement with Western Reserve to reinsure 20% of the Financial Freedom Builder ("FFB") VUL policies sold by WMA Sales Associates and issued after January 1, 1999. The increase in premiums due to the new MRT agreement was $1.51 million, as well as 84,528 of the policies in force. The remaining increase in premiums was primarily attributable to the increasing duration of the policies in force since the reinsurance premiums increase with the age of the insured.

Reinsured Policy Revenues. Reinsured policy revenues increased by $428,000, or 17%, for the three months ended March 31, 2000 compared to the same period in 1999. These revenues reflect policy cost of insurance charges, mortality and expense charges, policy administration, asset based allowances and deferred sales charges under the coinsurance and modified coinsurance agreements, as they relate to universal life-type contracts. The revenue increase was attributable to the variable annuity agreements with Western Reserve and American Skandia.

Of the $3.02 million Reinsured policy revenues for the three months ended March 31, 2000, $1.54 million was attributable to the VUL coinsurance and modified coinsurance agreement with Western Reserve compared to $1.83 million for the same period in 1999, a decrease of $283,000, or 15%. Revenues for the three months ended March 31, 1999 included $451,000 of revenues associated with VUL policies issued and reinsured during 1999, which are no longer reinsured by the Company on a coinsurance and modified coinsurance basis. Thus, although mitigated by increasing revenues on business in force associated with policies issued and reinsured during 1998, the decrease reflects the recapture, effective October 1, 1999, of VUL policies issued and reinsured during 1999. (The process of recapture enables a ceding company to remove policies, or a portion of the policies, from the reinsurance agreement previously ceded to the reinsurer.) VUL Reinsured policy revenues through the third quarter of 2000 will likely be less than those reported for the same period during 1999 as a result of the recapture and the discontinuation of new VUL policies reinsured on a coinsurance and modified coinsurance basis.

The remaining $1.48 million of Reinsured policy revenues was attributable to the variable annuity reinsurance agreements compared to $766,000 for the same period in 1999, an increase of $711,000, or 93%. Although mitigated by the recapture of certain variable annuity business by Western Reserve during 1999, the increase in revenues is primarily attributable to the remaining business in force and new business subsequently reinsured under the Western Reserve and American Skandia coinsurance and modified coinsurance agreements. Revenues for the three months ended March 31, 1999 included $42,000 of revenues associated with a portion of the Western Reserve variable annuity policies no longer reinsured by the Company. (Effective October 1, 1999, Western Reserve recaptured 75% of the variable annuity policies issued and reinsured by the Company from January 1, 1999 through September 30, 1999.) Considering the Company will be reinsuring a smaller percentage of the Western Reserve variable annuity policies issued during 1999 and 2000, and American Skandia variable annuity policies issued during 2000, future variable annuity Reinsured policy revenue increases could exhibit a smaller rate of growth.

Net Investment Income and Net Realized Gain (Loss) on Investments. Net investment income decreased by $86,000, or 55%, for the three months ended March 31, 2000 compared to the same period in 1999. Investment income is earned from investments in fixed income securities and cash equivalents. Investment expenses of $19,000 and $18,000 for 2000 and 1999, respectively, related to investment advisor fees and custodial fees and were netted with gross investment income excluding realized gains and losses. The decrease in net investment income was primarily due to the reduction in total investments, which resulted from the sale of fixed income securities in order to pay the Ceding Life Companies for reinsurance expense allowances and benefits. The most significant components of these payments were attributable to the Western Reserve coinsurance and modified coinsurance agreements and to the American Skandia ModCo agreement. There were no net realized gains or losses on investments reported for the periods ended March 31, 2000 and March 31, 1999. Net realized gains are the result of selling securities after a decrease in market yields after their purchase; an increase in market yields cause a decrease in the market value of invested securities.

Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses increased by $678,000, or 59%, for the three months ended March 31, 2000 compared to the same period in 1999. This increase is primarily the result of an increase in volume of business in force, an increase in the age of the business in force, and claims greater than otherwise anticipated. The amount of business in force at March 31, 2000 was $8.55 billion compared to $6.71 billion at March 31, 1999, which represents an increase of $1.84 billion, or 27%.

The Company's profitability, in part, depends on the volume and amount of death claims incurred. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to fluctuation from quarter to quarter and year to year. Claims paid plus those incurred during the first quarter of 2000 were approximately 15% greater than otherwise expected based upon management estimates and prior claims activity. Management estimates net income was reduced by $160,000 for the period ended March 31, 2000, due to this higher than expected claims activity. Management believes that this activity is not indicative of future performance, as there is no pattern of demonstrated loss and because of normal random fluctuation in claims activity.

Changes in Future Policy Benefits. Change in future policy benefits increased by $420,000, or 2,681%, for the three months ended March 31, 2000 compared to the same period in 1999. The liability for future policy benefits under the Company's MRT reinsurance agreements increased by $1.53 million, or 130%, at March 31, 2000 compared to March 31, 1999. This increase resulted primarily from the new MRT agreement the Company entered into with Western Reserve in the fourth quarter of 1999 to reinsure 20% of the FFB VUL polices issued January 1, 1999 and thereafter.

Reinsurance Premium Allowances, Net. Net reinsurance premium allowances increased by $694,000, or 80%, for the three months ended March 31, 2000 compared to the same period in 1999. Gross reinsurance premium allowances represent a portion of reinsurance premiums paid or allowed by WMA Life to the Ceding Life Companies for each policy reinsured. A certain portion of the gross reinsurance allowances, with regard to the production of new business was related to the Company's share of commissions, underwriting costs and other expenses from the production of new business incurred by the Ceding Life Companies on the business reinsured. These amounts have been deferred to the extent that such costs are deemed recoverable from future policy revenue in accordance with GAAP. The balance of those amounts not deferred are reflected as net reinsurance premium allowances and are often a level percentage of individual policy revenues (e.g., renewal reinsurance allowances). Similar to the increase in revenues, the increase in net reinsurance premium allowances was due to an increase in the MRT premiums in force, the placement of the variable annuity business reinsured on a coinsurance and modified coinsurance basis, and the business placed under the new MRT agreement.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased by $72,000, or 7%, for the three months ended March 31, 2000 compared to the same period in 1999. The increase in amortization of deferred acquisition costs was attributable to increased revenues, primarily reinsured policy revenues, associated with business reinsured and with the placement of new business.

Professional Fees and Other Expenses. Professional fees and other expenses increased by $34,000, or 12%, for the three months ended March 31, 2000 compared to the same period in 1999. Expenses include professional fees for legal, actuarial and accounting expenses incurred, operating expenses, and other miscellaneous expenses. The increase in expenses was attributable primarily to an increase in the amount of reinsurance business activities and expenses relating to the administration of the Company.

Interest Expense. Interest expense increased by $1,500, or 1%, for the three months ended March 31, 2000 compared to the same period in 1999. The increase was due to the restructure of the line of credit in April 1999 whereby all unpaid accrued interest was added to the outstanding principal balance under the line of credit and also to the issuance of a five year term note in July 1999 (as discussed below).

Fees to World Marketing Alliance, Inc. Fees to World Marketing Alliance, Inc. remained the same for the periods ended March 31, 2000 and March 31, 1999. Fees to World Marketing Alliance, Inc. consist of corporate services, rent expenses and the funding of certain operating and travel-related expenses for the Company. The Company has a sublease Agreement with World Marketing Alliance, Inc. pursuant to which the Company pays annual rent of $18,675 to WMA Agency for 1500 square feet of office space. The Company also has a Corporate Services Agreement whereby WMA Agency provides corporate services to the Company for a fixed monthly fee of $2,250, adjusted annually.

Income Taxes. Income taxes increased by $26,000, or 6%, for the three months ended March 31, 2000 compared to the same period in 1999 due to higher levels of Income before income taxes. The Company's effective tax rate for both 2000 and 1999 was 34%. The income taxes for the period ended March 31, 2000 are deferred in accordance with GAAP. As a result of the reduction in the percentage of business reinsured under the Company's coinsurance and modified coinsurance agremeents, management anticipates that taxable income, calculated on a statutory basis, may emerge during 2000. If this should occur, the Company will incur cash expenditures for the purpose of paying income taxes and the effective tax rate will likely be less than 34% due to the "small life insurance company deduction" available to the Company. (See Note 2-Deferred Tax in the Notes to Consolidated Financial Statements).

Net Income. As a result of the foregoing, Net income for the three months ended March 31, 2000 was $867,000 compared to $811,000 for the quarter ended March 31, 1999, an increase of $56,000, or 7%.

LIQUIDITY AND CAPITAL RESOURCES

The principal sources of the Company's cash flow have been premiums received from the Ceding Life Companies, investment income, proceeds from the sale of invested assets, issuance of the Company's common stock, and short and long term financing. In addition to the need for cash flow to meet operating expenses, the liquidity requirements of the Company relate primarily to the payment of the gross reinsurance allowances, investment purchases and reinsurance claims.

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

The Company's cash requirements for operating and investment expenses consist of: salaries and benefits; management service fees; investment management and custodial fees; accounting and consulting service fees; expenses related to regulatory issues and compliance with corporate and tax matters; and other incidental administrative expenses.

For the three months ended March 31, 2000, net cash provided by operating activities was $2.22 million compared to $5.19 million used in operating activities for the same period ended March 31, 1999. The reversal of the net cash flows was primarily due to less cash required to reimburse Western Reserve and American Skandia for first-year reinsurance allowances because of the reduction in the percentage of the variable annuity business reinsured and the cessation of reinsuring new and certain inforce Western Reserve VUL business on a coinsurance and modified coinsurance basis.

The Company has established a $10 million line of credit with Money Services, Inc. ("MSI"), a subsidiary of AEGON USA, Inc. As of March 31, 2000 the total amount due under this line of credit had an outstanding principal balance of $5.30 million and accrued interest of $115,000. Interest accrues at the rate of 9% per annum. Under the terms of the line of credit, as amended, the first scheduled payment was made in February 2000 with future payments on the outstanding balance and related accrued interest due on the 45th day after the close of each calendar quarter until the entire outstanding balance and accrued interest is paid in full. A payment of $663,000 is scheduled to be paid on May 15, 2000, with additional estimated payments of $550,000 each scheduled to be paid on August 15, 2000 and November 15, 2000. At March 31, 2000, the anticipated payment amounts for the remaining three quarters of 2000, which represent the current maturities of the long-term debt, are classified as short-term debt.

On July 30, 1999, the Company issued a $5 million, five year term note to MSI due on July 29, 2004. Interest is payable at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. As of March 31, 2000, the Company had an outstanding principal amount of $5 million and accrued interest of $64,000 in regard to the term note.

During 1999, the Company proceeded with a private placement offering up to 1,000,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") to a limited number of independent sales associates contractually associated with WMA Agency, WMA Agency employees and certain other investors acceptable to the Company that quality as "accredited investors" within the meaning of Rule 501 of Regulation D under The Securities Act of 1933. Additionally, the Company proceeded with a private placement offering up to 4,333,333 shares of common stock (the "Common Stock Offering") to certain institutional investors, which, if completed, will be closed following the Preferred Stock offering. Upon closing of the common stock Offering (assuming net proceeds to the Company of at least $10 million), the Preferred Stock will convert to shares of common stock. The Company reserves the right, in its absolute discretion, to decline to offer Preferred Stock or common stock to any and all prospective investors who may be willing to accept an offer to sell. There can be no assurance that the Company will sell any shares of Preferred Stock in the Preferred Stock offering or common stock in the Common Stock Offering.

Company management does not expect to successfully place the majority of shares offered under its Common Stock Offering, nor all the shares offered under its Preferred Stock offering. The Preferred Stock offering, as amended, will continue until June 30, 2000, unless closed earlier at the Company's discretion. The Common Stock Offering will be closed following the close of the Preferred Stock offering. Net proceeds to the Company from the offerings will be used to repay indebtedness and accrued interest under the line of credit obtained from MSI, which will enable WMA Life to expand its reinsurance capacity.

Notwithstanding additional capital contributions, which would otherwise allow the Company to expand its reinsurance capacity, the Company previously projected to realize net positive cash flows from its reinsurance operations during year 2000. Nevertheless, measured by policies, the variable annuity new business reinsured during the three months ended March

31, 2000 increased 133% compared to the same period in 1999. Thus, as a result of the growth in new business issued, reinsured annuity considerations decreased only 16% although the percentage of annuity business reinsured during the period ended March 31, 2000, compared to the same period in 1999, decreased 75%. If these growth rates are sustained, which are considerably greater than that previously anticipated, negative cash flows may result due to an increase in the cash required to pay the Ceding Life Company's reinsurance allowances for the business reinsured. In this event, if sufficient proceeds are not obtained from the Company's private placement offerings, and alternative sources of financing are not obtainable at an acceptable cost, the Company would be compelled to attempt to negotiate additional amendments to the coinsurance and modified coinsurance agreements which would reduce its future cash outlays.

The Company's primary source of liquidity was $3.80 million in cash and cash equivalents at March 31, 2000, an increase of $2.26 million from March 31, 1999. Of the $3.80 million in cash and cash equivalents, $1.99 million was invested in short-term commercial paper. The effective duration of the Company's fixed income portfolio is 3.4 years with all of the securities having an effective maturity of less than 10 years. The Company's fixed income portfolio represents all of the total invested assets, and has an average quality rating of A1 by Moody's.

For the three months ended March 31, 2000, net cash used in investing activities was $1.90 million compared to $102,000 provided by investing activities for the same period in 1999. The Company purchased $1.93 million of additional fixed income corporate securities during the first quarter of 2000. As a result, the percentage of corporate fixed income securities held in the Company's portfolio increased from 14% at December 31, 1999 to 35% at March 31, 2000. Net cash provided by investing activities in the first quarter of 1999 resulted from the principal paydowns on its asset and mortgage-backed securities held at that time. There were no financing activities during the first quarter of 2000 or 1999.

The WMA Corporation is a holding company with no direct operations and its principal asset is the capital stock of WMA Life and $620,000 of cash and invested assets. The Company relies primarily on funds retained at the holding company level and potential dividends from WMA Life to meet ongoing cash requirements. The ability of WMA Life to pay dividends to the Company is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda. At March 31, 2000, WMA Life had the statutory capacity to pay $7.12 million in dividends. As approved by the directors of WMA Life in February 2000, WMA Life paid a dividend of $1.20 million to the Company to meet current cash requirements. During 2000, the Company will rely primarily on dividends from WMA Life to meet ongoing cash requirements.

Under the Company's reinsurance agreements, the Company is required to provide security through a Letter of Credit ("LOC") for the benefit of the Ceding Life Companies. In February 2000, the Company entered into a custodial agreement with Comerica Bank ("Comerica") pursuant to which the Company transferred its assets to Comerica. Comerica subsequently issued new LOCs to Kemper and Western Reserve in the amounts of $140,000 and $4.75 million, respectively. The new LOCs are collateralized by the Company's assets held by Comerica.

FORWARD LOOKING STATEMENTS

Certain statements made in this report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe-harbor provisions of that Act. Such statements may include, but are not limited to, projections of earnings, revenues, income or loss, capital expenditures, plans for future operations and financing needs or plans, as well as assumptions relating to the foregoing. Such statements often include the words "believes," "expects," "assumes," "proposed," "anticipates," "intends," "plans," " estimates," "projects," or similar expressions. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements including, but not limited to, changes in the Company's relationship with WMA Agency, adverse reinsurance experience, increased competition from within the insurance industry, the extent to which the Company is able to develop new reinsurance programs and markets for its reinsurance, changes in the control of the Company, the Company's cash requirements, rate of growth in the Company's reinsured business, the outcome of regulatory examinations and investigations and availability of capital on acceptable terms and other factors discussed in this report. These forward-looking statements are subject to change and uncertainty which are beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments in the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending upon the outcome of certain factors, including those described in the forward-looking statements.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

As of March 31, 2000, the Company was not a party to any litigation or arbitration. Except as disclosed below in Item 5. Other Matters, the Company is not aware of any litigation or arbitration that is likely to have a material adverse effect on the Company's consolidated results of operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES

There were no changes in securities during the three months ended March 31, 2000 (see Note 8. -- Subsequent Events in the Notes to Consolidated Financial Statements for recent developments regarding stock options and warrants.)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

There were no matters submitted to a vote of security holders during the three months ended March 31, 2000.

ITEM 5.  OTHER MATTERS

On December 18, 1998, the California Department of Corporations issued to WMA Agency, WMA Securities and WMA Investment Advisors, Inc. ("WMA Investment Advisors"), a Desist and Refrain Order ("Desist Order") to refrain from further offers or sales of franchises in California. WMA Agency and affiliates have challenged this order on the grounds that their activities do not fall within the scope of the California franchise laws and are pursuing available administrative remedies in an effort to resolve this issue. While legal counsel to WMA Agency does not believe that the order was validly issued, WMA Agency has reduced its initial processing fee charged to individuals to an amount that it believes will fall within an exemption to the California franchise law, if it is otherwise determined to be applicable. On October 7, 1999, an administrative law judge upheld the California Department of Corporation's Desist Order. A petition for a writ of mandate was filed in Superior Court seeking to overturn this decision and dissolve the Desist Order. On May 1, 2000, the Superior Court denied WMA Agency's petition. WMA Agency has indicated that it intends to file an appeal of this decision in the Court of Appeals. In addition, WMA Agency has initiated minor changes in certain of its business procedures which the California Department of Corporations and the administrative law judge considered important in finding the existence of a franchise fee. If WMA Agency's appeal to the Court of Appeals is unsuccessful, however, monetary penalties could be imposed on WMA Agency and its affiliates with respect to prior periods. In addition, in such a case, it is possible that more substantive changes in the manner in which they conduct business activities could be required. If WMA Agency is fined or its manner of business materially modified, such a disruption could cause a significant interruption in the production of new business reinsured by the Company due to the Company's dependence upon WMA Agency, WMA Securities, and WMA Sales Associates for the marketing of new VUL and variable annuity policies which the Company may then reinsure.

On April 11, 2000, WMA Securities received a Notice of Intent to Revoke or Impose Other Sanctions (the "Notice") from the Nevada Secretary of State Securities Division in connection with complaints received with respect to sales activities of a former WMA Sales Associate. The notice alleges that after WMA Securities became aware of a securities violation by the WMA Sales Associate, and took disciplinary action against him, WMA Securities failed to take adequate steps to prevent the former WMA Sales Associate from committing a second violation of the law. The Nevada Secretary of State Securities Division may seek to revoke WMA Securities' broker-dealer license in Nevada, impose a penalty of up to $2,500 for a single violation or up to $100,000 for multiple violations or impose other sanctions. Legal counsel for WMA Securities is preparing the response to the Notice.

In the past two years, WMA Agency and WMA Securities have been and/or continue to be subject to other investigations of their compliance and supervisory programs with respect to customer complaints, the sales and marketing activities of certain WMA Sales Associates and supervisory procedures by the Washington Department of Insurance and the Maryland Insurance Administration and by securities regulatory authorities in Florida, Ohio, Massachusetts, Nebraska and Texas.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports were required to be filed on Form 8-K during the three months ended March 31, 2000.

           Exhibit
           Number     Description of Exhibit
           ------     ----------------------
           27.1       Financial Data Schedule (Attached) (for SEC use only)


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         THE WMA CORPORATION  (Registrant)




By:       /s/ Edward F. McKernan
         ------------------------------------------        Date: May 15, 2000
         Edward F. McKernan, Senior Vice
         President, Chief Financial Officer,
         Actuary, and Director