Form 10QSB
period 2000-06-30
WMA CORP
filed 2000-08-14
CIK 947716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _______ TO ________

     COMMISSION FILE NUMBER       0-23637

                               THE WMA CORPORATION
           (Name of small business issuer as specified in its charter)

           DELAWARE                                       58-2179041
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                11315 JOHNS CREEK PARKWAY, DULUTH, GEORGIA 30097
                    (Address of principal executive offices)

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

         As of July 31, 2000, there were 2,495,010 shares of common stock ($.001 par value) outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [X]

                                TABLE OF CONTENTS

                                     PART I

                                                                        PAGE NO.
ITEM 1  Financial Statements                                               3
ITEM 2  Management's Discussion and Analysis or Plan of Operation         10

                                     PART II

ITEM 1  Legal Proceedings                                                 17
ITEM 2  Changes in Securities and Use of Proceeds                         17
ITEM 3  Defaults Upon Senior Securities                                   18
ITEM 4  Submission of Matters to a Vote of Security Holders               19
ITEM 5  Other Information                                                 19
ITEM 6  Exhibits and Reports on Form 8-K                                  19


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                       THE WMA CORPORATION

                                    CONSOLIDATED BALANCE SHEETS
                                            (UNAUDITED)

                                                                                    JUNE 30,          DECEMBER 31,
                                                                                      2000                 1999
                                                                                  ------------        ------------
                                     ASSETS

Fixed maturity securities - available for sale (amortized cost of
   $5,831,479 and $2,118,705 for 2000 and 1999, respectively)                     $  5,765,344        $  2,054,231
Cash and cash equivalents                                                            5,423,572           3,475,950
Investment income due and accrued                                                       93,006              19,443
Reinsurance balances receivable                                                      2,007,912           2,985,937
Reinsured policy loans                                                                 601,684             286,963
Deferred acquisition costs                                                          41,997,619          39,750,100
Prepaid expenses                                                                        77,179             346,894
Due from World Marketing Alliance, Inc.                                                    434                  --
Fixed assets (net of accumulated depreciation of $78,701 and $55,017
   for 2000 and 1999, respectively)                                                     67,974              88,332
Other assets                                                                            24,903                  --
                                                                                  ------------        ------------

      Total assets                                                                $ 56,059,627        $ 49,007,850
                                                                                  ============        ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Future policy benefits                                                         $  6,102,976        $  4,494,786
   Reinsurance balances payable                                                      1,000,707             716,330
   Accrued expenses                                                                     82,996             110,885
   Accrued interest payable                                                            211,656             665,789
   Accounts payable                                                                     42,745              46,696
   Due to World Marketing Alliance, Inc.                                                    --               2,559
   Current income taxes payable                                                        150,411                  --
   Short term debt                                                                   4,650,000           1,125,000
   Long term debt                                                                    5,164,678           9,178,562
   Deferred tax liability                                                            5,107,861           4,259,599
                                                                                  ------------         ------------
      Total liabilities                                                             22,514,030          20,600,206
                                                                                  ------------         ------------
Stockholders' equity:
   Preferred stock, par value $2.00, 10,000,000
     shares authorized; 7% Series A convertible preferred stock;
     262,674 shares issued in 2000                                                     525,348                  --
   Common stock, par value $.001, 50,000,000 shares authorized;
     2,500,000 shares issued in 2000 and 1999                                            2,500               2,500
   Additional paid-in capital                                                       22,754,520          20,228,973
   Accumulated other comprehensive loss                                                (43,649)            (42,552)
   Retained earnings                                                                10,356,778           8,268,623
   Treasury stock, at cost (4,990 shares for 2000 and 1999)                            (49,900)            (49,900)
                                                                                 -------------        ------------
     Total stockholders' equity                                                     33,545,597          28,407,644
                                                                                 -------------        ------------

      Total liabilities and stockholders' equity                                  $ 56,059,627        $ 49,007,850
                                                                                  ============        ============



          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                         JUNE 30,                              JUNE 30,
                                                                2000              1999                 2000                1999
                                                           ------------       -------------       -------------       -------------
Revenues:
   Premiums                                                $  4,086,881        $  2,075,419        $  7,763,054        $  4,111,776
   Reinsured policy revenues                                  3,192,325           3,765,490           6,212,593           6,357,638
   Net investment income                                        148,586             127,551             219,228             284,270

   Net realized gain on investments                                  --              21,626                  --              21,626
                                                           ------------         -----------         -----------         -----------
     Total revenue                                            7,427,792           5,990,086          14,194,875          10,775,310
Benefits and expenses:
   Benefits, claims and settlement expenses                   1,844,690           1,323,064           3,680,307           2,480,743
   Change in future policy benefits                             412,972               4,540             848,525              20,203
   Reinsurance premium allowances, net                        1,799,013           1,445,936           3,365,409           2,318,540
   Amortization of deferred acquisition costs                 1,105,138           1,075,526           2,191,281           2,089,818
   Professional fees and other expenses                         273,822             198,430             587,724             478,192
   Interest expense                                             206,386             300,159             410,376             502,622
   Fees to World Marketing Alliance, Inc.                        11,553              11,553              23,105              23,105
                                                           ------------        ------------        ------------        ------------
     Total benefits and expenses                              5,653,574           4,359,208          11,106,727           7,913,223
                                                           ------------        ------------        ------------        ------------
     Income before income taxes and dividends                 1,774,218           1,630,878           3,088,148           2,862,087
Income tax expense                                             (552,502)           (552,709)           (999,238)           (973,110)
                                                           ------------        ------------        ------------        ------------
     Net income                                               1,221,716           1,078,169           2,088,910           1,888,977

Preferred dividends                                                (754)                 --                (754)                 --
                                                           ------------        ------------        ------------        ------------
     Net income available to common shareholders           $  1,220,962        $  1,078,169        $  2,088,156        $  1,888,977
                                                           ============        ============        ============        ============

Basic and diluted earnings per share                       $       0.49        $       0.43        $       0.84        $       0.76
                                                           ============        ============        ============        ============
Weighted-average common shares outstanding                    2,495,010           2,495,010           2,495,010           2,495,010
                                                           ============        ============        ============        ============
Weighted-average diluted shares                               2,496,453           2,495,010           2,496,453           2,495,010
                                                           ============        ============        ============        ============




          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                         2000                 1999
                                                                                     -----------          -----------
Cash flows from operating activities:
   Net income                                                                        $  2,088,910        $  1,888,977
   Adjustments to reconcile net income to net cash provided by (used
     in) operating activities:
     Amortization and depreciation                                                      2,214,965           2,201,806
     Deferred tax expense                                                                 848,262             973,110
     Net realized gain on investments                                                          --             (21,626)
     Change in:
      Investment income due and accrued                                                   (73,563)             54,092
      Reinsurance balances receivable                                                     978,025            (224,647)
      Reinsured policy loans                                                             (314,721)            (79,908)
      Deferred acquisition costs                                                       (4,438,800)        (22,261,502)
      Prepaid expenses                                                                    269,715            (125,781)
      Due from World Marketing Alliance, Inc.                                                (434)              1,978
      Other assets                                                                        (24,903)            164,809
      Future policy benefits                                                            1,608,190           1,295,932
      Reinsurance balances payable                                                        284,377           6,438,117
      Accrued expenses                                                                    (27,137)             30,149
      Accrued interest payable                                                           (454,133)            130,096
      Accounts payable                                                                     (3,951)             88,070
      Due to World Marketing Alliance, Inc.                                                (2,559)                 --
      Current income tax payable                                                          150,411                  --
                                                                                     ------------        ------------
        Net cash provided by (used in) operating activities                             3,101,146          (9,446,328)
                                                                                     ------------        ------------

Cash flows from investing activities:
   Proceeds from sale and maturity of available for sale securities                        39,647           3,656,665
   Purchase of available-for-sale securities                                           (3,751,856)                 --
   Purchase of fixed assets                                                                (3,326)            (50,880)
                                                                                     ------------        ------------
        Net cash (used in) provided by investing activities                            (3,715,535)          3,605,785
                                                                                     ------------        ------------

Cash flows from financing activities:
   Capitalization of interest on short-term debt                                               --             303,562
   Repayment of principal on long-term note                                              (488,884)                 --
   Issuance of preferred stock                                                          3,050,895                  --
                                                                                     ------------        ------------
Net cash provided by financing activities                                               2,562,011             303,562
                                                                                     ------------        ------------
Net increase (decrease) in cash and cash equivalents                                    1,947,622          (5,536,981)
Cash and cash equivalents at beginning of period                                        3,475,950           6,617,710
                                                                                     ------------        ------------
Cash and cash equivalents at end of period                                           $  5,423,572        $  1,080,729
                                                                                     ============        ============
Supplemental disclosure of cash flow information:
   Interest paid                                                                     $    873,668        $         --
                                                                                     ============        ============
   Income taxes paid                                                                 $         --        $         --
                                                                                     ============        ============


          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The unaudited financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 1999 Form 10-KSB/A Annual Report as filed with the Securities and Exchange Commission.

(2)  DEFERRED TAX

     Deferred income tax liabilities and related expenses are determined in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109) using an effective federal tax rate of 34%. SFAS No. 109 specifically excludes recognition of the "small life insurance company deduction" available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on the Company's earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No.109, at June 30, 2000.

(3)  COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The primary component of other comprehensive income is the unrealized gain (loss) on securities as shown under the equity section of the consolidated balance sheet. Total other comprehensive income for the three months ended June 30, 2000 was $1,219,493 compared to $923,333 for the three months ended June 30, 1999. Total other comprehensive income for the six months ended June 30, 2000 was $2,087,059 compared to $1,623,847 for the six months ended June 30, 1999.

(4)  ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. In June 1999, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 was issued which deferred the effective date of SFAS No. 133 until June 15, 2000. In June 2000, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133 was issued. This statement, effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The Company does not believe such provisions will have a significant impact on the financial statements upon adoption.

(5)  EARNINGS PER SHARE

     Basic earnings per share are computed on the weighted-average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. Shares of convertible preferred stock issued on June 30, 2000, are included in the calculations of the weighted-average diluted shares outstanding. However, based on the minor impact of one day's dilution, there is no difference between basic and diluted earnings per share for each period as shown in the Consolidated Statements of Income.

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

                                SEGMENT REPORTING

THREE MONTHS ENDED JUNE 30,                                             2000
                                               ----------------------------------------------------
                                               Non-Universal    Universal
(Amounts shown in thousands)                     Life-Type      Life-Type      Other        Totals
                                               -------------    ---------      ------       -------
Premiums                                         $ 4,087                                    $ 4,087
Reinsured policy revenues                                        3,192                        3,192
Benefits, claims and settlement expenses(1)        1,986           271                        2,257
Reinsurance premium allowances, net                1,391           408                        1,799
Amortization of deferred acquisition costs            15         1,090                        1,105
                                                 -------        ------                       ------
Underwriting profit                                  695         1,423                        2,118

Net investment income (expense)                      237           181          (269)           149
Net realized gain on investments
Other expenses                                        54            41           398            493
                                                  ------        ------         -----        -------
Segment operating income (loss) before tax           878         1,563          (667)         1,774
Income tax expense (benefit)                         254           431          (132)           553
                                                 -------        ------         -----        -------
Segment net income (loss)                        $   624         1,132          (535)       $ 1,221
                                                 =======        ======         =====        =======
Segment assets                                   $ 9,174        43,855         3,031        $56,060
                                                 =======        ======         =====        =======


THREE MONTHS ENDED JUNE 30,                                               1999
                                                --------------------------------------------------------
                                                Non-Universal        Universal
(Amounts shown in thousands)                      Life-Type          Life-Type       Other        Totals
                                                -------------        ---------       -----        ------
Premiums                                          $ 2,075                                        $ 2,075
Reinsured policy revenues                                             3,765                        3,765
Benefits, claims and settlement expenses(1)           715               613                        1,328
Reinsurance premium allowances, net                   517               929                        1,446
Amortization of deferred acquisition costs             48             1,027                        1,075
                                                  -------            ------                      -------
Underwriting profit                                   795             1,196                        1,991

Net investment income (expense)                        41                45            41            127
Net realized gain on investments                                                       22             22
Other expenses                                          8                92           410            510
                                                  -------            ------         -----        -------
Segment operating income (loss) before tax            828             1,149          (347)         1,630
Income tax expense (benefit)                          282               391          (120)           553
                                                  -------            ------         -----        -------
Segment net income (loss)                         $   546               758          (227)       $ 1,077
                                                  =======            ======         =====        =======
Segment assets                                    $ 6,088            46,387         3,152        $55,627
                                                  =======            ======         =====        =======



SIX MONTHS ENDED JUNE 30,                                             2000
                                               ---------------------------------------------------------
                                               Non-Universal    Universal
(Amounts shown in thousands)                     Life-Type      Life-Type      Other        Totals
                                               ------------     ---------      -----        -------
Premiums                                         $ 7,763                                    $ 7,763
Reinsured policy revenues                                        6,213                        6,213
Benefits, claims and settlement  expenses(1)       4,012           517                        4,529
Reinsurance premium allowances, net                2,611           755                        3,366
Amortization of deferred acquisition costs            55         2,136                        2,191
                                                 -------        ------                      -------
Underwriting profit                                1,085         2,805                        3,890

Net investment income (expense)                      292           241          (314)           219
Net realized gain on investments
Other expenses                                        60            90           872          1,022
                                                 -------        ------         ------       -------
Segment operating income (loss) before tax         1,317         2,956        (1,186)         3,087
Income tax expense (benefit)                         403           904          (308)           999
                                                 -------        ------         ------       -------
Segment net income (loss)                        $   914         2,052          (878)       $ 2,088
                                                 =======        ======         ======       =======
Segment assets                                   $ 9,174        43,855         3,031        $56,060
                                                 =======        ======         ======       =======


SIX MONTHS ENDED JUNE 30,                                             1999
                                                  ----------------------------------------------------
                                                  Non-Universal    Universal
(Amounts shown in thousands)                        Life-Type      Life-Type       Other        Totals
                                                  -------------    ---------       -----        ------
Premiums                                            $ 4,112                                    $ 4,112
Reinsured policy revenues                                           6,358                        6,358
Benefits, claims and settlement expenses(1)           1,579           922                        2,501
Reinsurance premium allowances, net                   1,052         1,267                        2,319
Amortization of deferred acquisition costs               96         1,994                        2,090
                                                    -------        ------                      -------
Underwriting profit                                   1,385         2,175                        3,560

Net investment income (expense)                          73            81           130            284
Net realized gain on investments                                                     22             22
Other expenses                                           13           119           872          1,004
                                                    -------        ------         -----        -------
Segment operating income (loss) before tax            1,445         2,137          (720)         2,862
Income tax expense (benefit)                            491           727          (245)           973
                                                    -------        ------         -----        -------
Segment net income (loss)                           $   954         1,410          (475)       $ 1,889
                                                    =======        ======         ======       =======
Segment assets                                      $ 6,088        46,387         3,152        $55,627
                                                    =======        ======         ======       =======

--------

1 Benefits, claims and settlement expenses include Change in future policy benefits.

     Of the total premiums and reinsured policy revenues above, 87% and 88% relates to business reinsured by Western Reserve Life Assurance Co. of Ohio ("Western Reserve") for the quarter and six months ended June 30, 2000 and 1999, respectively. Of the total underwriting profit above, 77% and 85% relates to business reinsured by Western Reserve for the quarter ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, 78% and 85% of the total underwriting profit above relates to business reinsured by Western Reserve, respectively. The Company estimates that approximately 44% of VUL premiums and 32% of variable annuity premiums, written through Western Reserve and sold by WMA Sales Associates, originated in California for the six months ended June 30, 2000.

(7)  RECLASSIFICATION

     The Company has reclassified the presentation of certain 1999 information to conform to the 2000 presentation.

(8)  SUBSEQUENT EVENTS

     On July 28, 2000, the Company made payments of $187,500 on the outstanding term note and $3 million on the outstanding line of credit with Money Services, Inc.

     On August 1, 2000, the Company issued an additional 3,373 shares of Series A convertible preferred stock under a private placement offering, at which time the offering was subsequently closed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis or Plan of Operation ("MD&A") addresses the financial condition of the Company as of June 30,2000, compared with December 31, 1999, and its results of operations for the three months and six months ended June 30, 2000 compared with the equivalent 1999 periods. This discussion should be read in conjunction with the MD&A in the Company's 1999 Form 10-KSB/A Annual Report.

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

     The Company, through its subsidiary, WMA Life, reinsures certain life insurance policies and annuities sold by "WMA Sales Associates", a network of independent agents associated with "WMA Agency." Unless the context indicates otherwise, "WMA Agency" refers to World Marketing Alliance, Inc., an insurance agency and Georgia corporation, which operates an international financial services, sales and marketing organization and certain entities and persons with which it is associated primarily for licensing purposes. "WMA Sales Associates" are independent agents who market financial services products through WMA Agency and often hold licenses as registered representatives for the sale of certain securities products through another affiliate, WMA Securities, Inc. (WMA Securities), a registered securities broker-dealer. S. Hubert Humphrey, Jr. beneficially owns approximately 36.1% of the Company's common stock. He also owns substantially all of World Financial Group, Inc., a holding company that owns all of WMA Agency and WMA Securities.

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


                         LIFE INSURANCE APPLICATIONS(1)
                         ------------------------------

                                                                                        SIX MONTHS
CEDING LIFE COMPANY                                                                        ENDED
-------------------                                                                        6/30/00            1999             1998
                                                                                        ----------           ------           ------
Western Reserve Assurance Co. of Ohio ("Western Reserve")                                    74%               78%              81%
Kemper Investors Life Insurance Co. ("Kemper")                                                1                 3                4
                                                                                            ----              ----             ----
Total % Subject to Reinsurance                                                               75%               81%              85%
Total % Not Subject to Reinsurance                                                           25                19               15
                                                                                            ----              ----             ----
Total % Applications Submitted                                                              100%              100%             100%


                             ANNUITY APPLICATIONS(1)
                             -----------------------

                                                                                        SIX MONTHS
CEDING LIFE COMPANY                                                                        ENDED
-------------------                                                                        6/30/00            1999             1998
                                                                                        ----------           ------           ------
Western Reserve                                                                                69%              66%             44%
American Skandia Life Assurance Corporation ("American Skandia")                               11               12              16
                                                                                              ---              ---             ---
Total % Subject to Reinsurance                                                                 80%              78%             60%
Total % Not Subject to Reinsurance                                                             20               22              40
                                                                                              ---              ---             ---
Total % Applications Submitted                                                                100%             100%            100%

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

     At June 30, 2000, WMA Life's reinsurance inforce on life insurance constituted 288,184 policies, including riders, with an aggregate face amount of $9.07 billion. This is an increase of 27,828 life insurance policies and riders, or 11%, and $1.04 billion of inforce face amount, or 13%, from December 31, 1999.

     At June 30, 2000, WMA Life had reinsurance inforce with respect to variable annuities for 37,594 policies with reinsured annuity contract benefits of $355 million. This is an increase of 13,111 annuity policies, or 54 %, and $30 million of annuity contract benefits, or 9%, from December 31, 1999. Aside from the weak investment performance of the separate accounts for the policies reinsured through the first six months of 2000, the increase in the amount of annuity contract benefits was smaller than the number of policies reinsured because the variable annuity reinsurance percentage was reduced for policies issued during 1999 and 2000 under the Western Reserve agreement and during 2000 under the American Skandia agreement.

     The following table indicates the percentage of WMA Life's reinsurance revenues derived from the Ceding Life Companies:



                                         SIX MONTHS
CEDING LIFE COMPANY                        ENDED
-------------------                       6/30/00           1999            1998
                                         ----------        ------          ------
Western Reserve                              87%             88%             89%
American Skandia                             11               9               9
Kemper                                        2               3               2
                                            ----            ----            ----
    Total                                   100%            100%            100%


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

ACCOUNTING

     WMA Life generally recognizes premiums as earned on MRT reinsurance for the mortality risk reinsured. Reinsured policy revenues that are reported in the period reflect policy mortality and expense charges, policy administration charges, asset based allowances and deferred sales charges that have been assessed against the reinsured policy account balances under the coinsurance and modified coinsurance agreements, as they relate to universal life-type contracts.

     Net investment income is the gross income earned from the invested assets less the investment management expenses and custodial fees.

     WMA Life defers costs that vary with and are directly associated with the acquisition of the reinsured policies. These expenses are deferred to the extent that such costs are deemed recoverable from future policy revenues in accordance with generally accepted accounting principles ("GAAP") and are recorded as deferred acquisition costs on the balance sheet. Deferred acquisition costs were $42 million at June 30, 2000, an increase of $2.25 million, or 6%, from December 31, 1999.

     Deferred acquisition costs are amortized over the lives of the underlying policies (with regard to the terms of the reinsurance agreement). Under the MRT agreements, the amortization is in proportion to the ratio of premiums collected during the then current period to total anticipated premiums. The rate of amortization is based upon assumptions applicable at the time the policies are reinsured, such as estimates of expected investment yields, mortality, persistency and expenses. The assumptions include provision for risk of adverse deviation. (These same assumptions are used in calculating the liability for future policy benefits, with regard to the MRT reinsurance.)

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

     The liability for future policy benefits was $6.10 million at June 30, 2000, an increase of $1.61 million, or 36%, from December 31, 1999. The liability at June 30, 2000 is comprised of two components: (i) liabilities under the Company's MRT reinsurance agreements, and (ii) liabilities related to the coinsurance of VUL policies and variable annuity policyholder obligations. The liability, with regard to the MRT reinsurance, represents the present value of future benefits to be paid and related expenses, less the present value of future net premiums (that portion of the premium required to provide for all benefits and expenses). The liability for the fixed account portions of the Western Reserve VUL and variable annuity coinsurance agreements is equal to reinsured policy account balances. To date, management believes the assumptions used regarding its liability for future policy benefits are appropriate for its circumstances.

RESULTS OF OPERATIONS

Quarter and Six Months Ended June 30, 2000 Compared to Quarter and Six Months ended June 30, 1999.

     Revenues. Revenues increased by $1.44 million, or 24%, and $3.42 million, or 32%, for the quarter and the six months ended June 30, 2000, respectively, compared to the same periods in 1999. The increase was primarily attributable to the growth in premiums associated with the MRT agreements.

     Premiums. Premiums increased by $2.01 million, or 97%, and $3.65 million, or 89%, for the quarter and the six months ended June 30, 2000, respectively, compared to the same periods in 1999. The majority of the premium increase is attributable to a new MRT agreement with Western Reserve, that became effective October 1, 1999, to reinsure 20% of the Financial Freedom Builder (FFB) VUL policies sold by WMA Sales Associates and issued after January 1, 1999. For the quarter and the six months ended June 30, 2000, the increase in premiums due to the new MRT agreement was $1.89 million, and $3.40 million, respectively. The remaining increase in premiums was primarily attributable to the increasing duration of the policies in force since the reinsurance premiums increase with the age of the insured.

     Reinsured Policy Revenues. Reinsured policy revenues decreased by $573,000, or 15%, and $145,000, or 2%, for the quarter and the six months ended June 30, 2000, respectively, compared to the same periods in 1999. These revenues reflect policy cost of insurance charges, mortality and expense charges, policy administration, asset based allowances and deferred sales charges under the coinsurance and modified coinsurance agreements, as they relate to universal life-type contracts.

     Of the $6.21 million Reinsured policy revenues for the six months ended June 30, 2000, $3.05 million was attributable to the VUL coinsurance and modified coinsurance agreement with Western Reserve. Reinsured policy revenues of $3.05 million attributable to the VUL agreement for the six months ended June 30, 2000 compare to $4.54 million for the six months ended June 30, 1999, reflecting a decrease of $1.48 million, or 33%. Revenues for the six months ended June 30, 1999 included $1.55 million of revenues associated with VUL policies issued and reinsured during 1999, which are no longer reinsured by the Company on a coinsurance and modified coinsurance basis. Thus, although revenues are increasing on business in force associated with policies issued and reinsured during 1998, the comparative decrease reflects the recapture, effective October 1, 1999, of VUL policies issued and reinsured during 1999. (The process of recapture enables a ceding company to remove policies, or a portion of the policies, from the reinsurance agreement previously ceded to the reinsurer.) VUL Reinsured policy revenues through the third quarter of 2000 will likely be less than those reported for the same period during 1999 as a result of the recapture and the discontinuation of new VUL policies reinsured on a coinsurance and modified coinsurance basis.

     The remaining $3.16 million of Reinsured policy revenues are attributable to the variable annuity reinsurance agreements which compare to $1.82 million for the six months ended June 30, 1999, an increase of $1.34 million, or 74%. Although mitigated by the recapture of certain variable annuity business by Western Reserve during 1999, the increase in revenues is primarily attributable to the remaining business in force and new business subsequently reinsured under the Western Reserve and American Skandia coinsurance and modified coinsurance agreements. Revenues for the six months ended June 30, 1999 included $263,000 of revenues associated with a portion of the Western Reserve variable annuity policies no longer reinsured by the Company. (Effective October 1, 1999, Western Reserve recaptured 75% of the variable annuity policies issued and reinsured by the Company from January 1, 1999 through September 30, 1999.) Considering the Company will be reinsuring a smaller percentage of the Western Reserve variable annuity policies issued during 1999 and 2000, and American Skandia variable annuity policies issued during 2000, future variable annuity Reinsured policy revenue increases could exhibit a smaller rate of growth.

\

     Net Investment Income and Net Realized Gain (Loss) on Investments. Net investment income increased by $21,000, or 16%, and decreased by $65,000, or 23%, for the quarter and the six months ended June 30, 2000, respectively, compared to the same periods in 1999. Investment income is earned from the investment in fixed income securities and cash equivalents. Investment expenses of $35,000 and $34,000 for the six months ending June 30, 2000 and 1999, respectively, related to investment advisor fees and custodial fees, and were netted with gross investment income excluding realized gains and losses. The increase in net investment income was primarily due to the purchase of fixed income securities. There were no net realized gains or losses on investments reported for the periods ended June 30, 2000. The sale of fixed income securities for the quarter ended June 30, 1999 resulted in a Net realized gain on investments of $22,000. Net realized gains are the result of selling securities after a decrease in market yields after their purchase; an increase in market yields cause a decrease in the market value of invested securities.

     Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses increased by $522,000, or 39%, and $1.20 million, or 48%, for the quarter and the six months ended June 30, 2000, respectively, compared to the same periods in 1999. This increase primarily resulted from an increase in the volume of in force business and the increasing age of the business inforce. The amount of in force business at June 30, 2000 was $9.07 billion as compared to $7.23 billion at June 30, 1999, which represents a $1.84 billion, or 25% increase.

     The Company's profitability, in part, depends on the volume and amount of death claims incurred. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods, and are subject to fluctuation from quarter to quarter and year to year. Claims paid plus those incurred in the second quarter of 2000 were approximately 9% higher than otherwise expected based upon management estimates and prior claims activity. Management estimates net income was reduced by $115,000 for the second quarter due to the higher than expected claims. Management believes this activity is not indicative of future experience, as there is no sustained pattern of demonstrative loss and because of normal random fluctuation in claims activity.

     Change in Future Policy Benefits. Change in future policy benefits increased by $408,000 from $5,000, and by $828,000 from $20,000, for the quarter and the six months ended June 30, 2000, respectively, compared to the same periods in 1999. The liability for future policy benefits under the Company's MRT reinsurance agreements increased by $2.07 million, or 160%, at June 30, 2000 compared to June 30, 1999. This increase resulted primarily from the new MRT agreement the Company entered into with Western Reserve in the fourth quarter of 1999 to reinsure 20% of the FFB VUL policies issued January 1,1999 and thereafter.

     Reinsurance Premium Allowances, Net. Net reinsurance premium allowances increased by $353,000, or 24%, and $1.05 million, or 45%, for the quarter and the six months ended June 30, 2000, respectively, compared to the same periods in 1999. Gross reinsurance premium allowances represent a portion of reinsurance premiums paid or allowed by WMA Life to the Ceding Life Companies for each policy reinsured. A certain portion of the gross reinsurance allowances, with regard to the production of new business was related to the Company's share of commissions, underwriting costs and other expenses from the production of new business incurred by the Ceding Life Companies on the business reinsured. These amounts have been deferred to the extent that such costs are deemed recoverable from future policy revenue in accordance with GAAP. The balance of those amounts not deferred are reflected as net reinsurance premium allowances and are often a level percentage of individual policy revenues. Similar to the increase in revenues, the increase in net reinsurance premium allowances was due to an increase in the MRT premiums in force, placement of the variable annuity business reinsured on a coinsurance and modified coinsurance basis, and the business placed under the new MRT agreement.

     Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased by $30,000, or 3%, and $101,000, or 5%, for the quarter and the six months ended June 30, 2000, respectively, compared to the same periods in 1999. The increase in amortization of deferred acquisition costs was attributable to increased revenues and to gross profits associated with the coinsurance and modified coinsurance business.

     Professional Fees and Other Expenses. Professional fees and other expenses increased by $75,000, or 38%, and $110,000, or 23%, for the quarter and the six months ended June 30, 2000, respectively, compared to the same periods in 1999. Expenses include professional fees for legal, actuarial and accounting expenses incurred, operating expenses, and other miscellaneous expenses. The increase in expenses was primarily associated with an increase in the amount of reinsurance business activities and expenses relating to the administration of the Company.

     Interest Expense. Interest expense decreased by $94,000 and $92,000 for the quarter and the six months ended June 30, 2000, respectively, compared to the same periods in 1999. The decrease was due to the restructuring of the $5 million debt owing to Money Services, Inc. which resulted in a decrease in interest rates from 9% to 7.5%. The decrease in interest expense is also attributable, to a lesser extent, to debt principal repayment of $489,000. See "Liquidity and Capital Resources" section below.

     Fees to World Marketing Alliance, Inc. Fees to World Marketing Alliance, Inc. remained the same for the periods ended June 30, 2000 and June 30, 1999. Fees to World Marketing Alliance, Inc. consist of corporate services, rent expenses and the funding of certain operating and travel-related expenses for the Company. The Company has a sublease agreement with World Marketing Alliance, Inc. pursuant to which the Company pays annual rent of $18,675 for 1,500 square feet of office space. The Company also has a Corporate Services Agreement whereby WMA Agency provides corporate services to the Company for a fixed monthly fee of $2,250, adjusted annually.

     Income Tax Expense. Income taxes remained constant for the quarter and increased by $26,000, or 3%, for the six months ended June 30, 2000, respectively, compared to the same periods in 1999 due to higher levels of Income before income taxes. The Company's effective tax rates were 31% and 34% for the quarter ended June 30, 2000 and 1999, respectively. The effective tax rates for the six months ended June 30, 2000 and 1999 were 32% and 34%, respectively. Due to the reduction in business reinsured under the Company's coinsurance and modified coinsurance agreements, taxable income calculated on a statutory basis is emerging during 2000. As a result, the effective tax rate is less than 34% because of the "small life insurance company deduction" available to the Company on current taxable income. For the six months ended June 30, 2000, an Income tax expense of $150,000 is currently payable. The remaining Income tax expense for the six months ended June 30, 2000 and all of the Income tax expense for the six months ended June 30, 1999 were deferred in accordance with GAAP. (See Note 2-Deferred Tax in the Notes to Consolidated Financial Statements.)

     Net Income. As a result of the foregoing, Net income for the quarter ended June 30, 2000 was $1.22 million compared to $1.08 million for the quarter ended June 30, 1999, an increase of $144,000, or 13%. Net income for the six months ended June 30, 2000 was $2.09 million compared to $1.89 million for the six months ended June 30, 1999, an increase of $200,000, or 11%.

LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of the Company's cash flow have been premiums and policy revenue received from Ceding Life Companies, investment income, proceeds from sales of invested assets, issuance of the Company's common and preferred stock and short and long term financing. In addition to the need for cash flow to meet operating expenses, the liquidity requirements of the Company relate primarily to the payment of gross reinsurance allowances, investment purchases, debt service, and reinsurance claims.

     Premiums are generally received in advance of related benefits and claims payments. Under the MRT reinsurance agreements, premiums vary in proportion to the expected mortality claims reinsured. The Company's cash inflows under the MRT agreements are premiums for the mortality risk reinsured. The Company's cash outflows are reinsurance expense allowances, policy benefits and death benefit claims. The reinsurance expense allowances represent the Company's share of acquisition and maintenance expenses incurred by the Ceding Life Company that are attributable to the risks reinsured.

     The Company's cash requirements for operating and investment expenses consist of: salaries and benefits; management service fees; investment management and custodial account fees; accounting and consulting service fees; expenses related to regulatory issues and compliance with corporate and tax matters; and other incidental administrative expenses.

     For the six-month period ended June 30, 2000, net cash provided by operating activities was $3.10 million, compared to $9.45 million used in operating activities for the same period ended June 30, 1999. The reversal of the net cash flows was primarily due to less cash required to reimburse Western Reserve and American Skandia for first-year reinsurance allowances because of the reduction in the percentage of the variable annuity business reinsured and the cessation of reinsuring new and certain inforce Western Reserve VUL business on a coinsurance and modified coinsurance basis.

     The Company has established a $10 million line of credit with Money Services, Inc. (MSI), a subsidiary of AEGON USA, Inc. As of June 30, 2000 the total amount due under this line of credit included an outstanding principal balance of $4.81 million and accrued interest of $54,000. Interest accrues at the rate of 9% per annum. Under the terms of the line of credit, as amended, payments on the outstanding balance and related accrued interest are due on the 45th day after the close of each calendar quarter until the entire outstanding balance and accrued interest in paid in full. A payment of $663,000 was made on May 15, 2000 and $3 million on July 28, 2000. The July payment was made pursuant to the amended terms of the line of credit with funds raised from the Company's placement of preferred stock. Additional estimated payments of $900,000 and $750,000 are scheduled to be paid on August 15, 2000 and November 15, 2000, respectively. At June 30, 2000, the anticipated payment amounts for the remaining two quarters of 2000, which represent the current maturities of the long-term debt, are classified as short-term debt.

     On July 30, 1999, the Company issued a $5 million, five year term note to MSI due on July 29, 2004. Interest is payable at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. As of June 30, 2000, the Company had an outstanding principal balance of $5 million and accrued interest of $157,000 in regard to the term note.

     During 1999, the Company proceeded with a private placement offering up to 1,000,000 shares of Series A convertible preferred stock (the "Preferred Stock") to a limited number of WMA Sales Associates, WMA Agency employees and certain other investors acceptable to the Company that qualified as "accredited investors" within the meaning of Rule 501 of Regulation D under The Securities Act of 1933. As of June 30, 2000, the Company closed the sale on 262,674 shares of preferred stock, which included 5,574 shares issued to the investment banking firms who handled the placement, resulting in approximately $4 million in gross proceeds to the Company.

     Additionally, the Company proceeded with a private placement offering up to 4,333,333 shares of Common Stock (the "Common Stock Offering") to certain institutional investors. Company management does not expect to place the majority of the shares offered in its Common Stock offering, if any, and intends to close the offering by August 31, 2000 if no new interest develops. Upon closing of the Common Stock Offering (assuming net proceeds to the Company of at least $10 million), the Preferred Stock will convert to shares of Common Stock. The Company reserves the right, in its absolute discretion, to decline to offer Common Stock to any and all prospective investors, as the case may be, who may be willing to accept an offer to sell.

     Not withstanding additional capital contributions, which would otherwise allow the Company to expand its reinsurance capacity, the Company projects to realize net positive cash flows from its reinsurance operations during year 2000. Nevertheless, measured by policies, the variable annuity new business reinsured during the six months ended June 30, 2000 increased 82% compared to the same period in 1999. If this growth rate is sustained, which is considerably greater than that previously anticipated, negative cash flows may result due to an increase in the cash required to pay the Ceding Life Company's reinsurance allowances for the business reinsured. In this event, if sufficient proceeds are not obtained from the Company's private placement offerings, and alternative sources of financing are not obtainable at an acceptable cost, the company would be compelled to attempt to negotiate additional amendments to the coinsurance and modified coinsurance agreement which would reduce its future cash outlays.

     The Company's primary source of liquidity was $5.42 million in cash and cash equivalents at June 30, 2000, an increase of $4.34 million from June 30, 1999. The effective duration of the Company's fixed income portfolio is 3.5 years, with 100% of the fixed income securities having an effective maturity of less than 10 years. The Company's fixed income portfolio represents all of the total invested assets, and has an average quality rating of Aa3 by Moody's.

     For the six months ended June 30, 2000, the net cash used in investing activities was $3.72 million, compared to $3.61 million provided by investing activities for the same period ended June 30, 1999. The Company purchased $1.82 million of additional fixed income securities during the second quarter of 2000. As a result, the percentage of corporate fixed income securities held in the Company's portfolio increased from 14% at December 31, 1999 to 36% at June 30, 2000. Net cash provided by investing activities in the second quarter of 1999 resulted from principal pay-downs on its asset and mortgage-backed securities and from sales of its fixed income securities to reimburse the Ceding Life Companies for allowances associated with the reinsurance agreements.

     The WMA Corporation is a holding company with no direct operations, and its principal asset is the capital stock of WMA Life and $4.03 million in cash and invested assets. The Company relies primarily on funds retained at the holding company level and potential dividends from WMA Life to meet ongoing cash requirements of the holding company. The ability of WMA Life to pay dividends to the Company is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda. At June 30, 2000, WMA Life had the statutory capacity to pay $6.91 million in dividends. As approved by the Board of Directors in May 2000, WMA Life paid a dividend of $1.10 million to the Company to meet current cash requirements, including payment of principal and interest on the loans from MSI for the benefit of WMA Life. During 2000, the Company will rely primarily on dividends from WMA Life to meet ongoing cash requirements.

     Under the Company's reinsurance agreements, the Company is required to provide security through a Letter of Credit ("LOC") for the benefit of the Ceding Life Companies. In February 2000, the Company entered into a custodial agreement with Comerica Bank (Comerica) under which the Company transferred its assets to Comerica. Comerica subsequently issued LOCs to Kemper and Western Reserve in the amounts of $140,000 and $4.75 million, respectively. The LOC's are collateralized by the Company's assets held by Comerica.

FORWARD-LOOKING STATEMENTS

     Certain statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor provisions of that Act. These statements include, but are not limited to, statements relating to increases in reinsurance revenues and net income in future periods resulting from, among other things, the Company expanding the types of reinsurance written, expanded reinsurance capacity and investment results. Such statements often include the words "believes," "expects," "assumes," "proposed," "anticipates," "intends," "plans," "estimates," "projects," or similar expressions. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to: changes in the Company's relationship with WMA Agency, adverse reinsurance experience, increased competition from within the insurance industry, the extent to which the Company is able to develop new reinsurance programs and markets for its reinsurance, changes in the control of the Company, the Company's cash requirements, rate of growth in the Company's reinsured business, the outcome of WMA Agency's and WMA Securities' regulatory examinations and investigations, and the availability capital on acceptable terms and other factors discussed in this report. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including those described in the forward-looking statements.

PART II

ITEM 1. LEGAL PROCEEDINGS

     As of June 30, 2000, the Company was not a party to any litigation or arbitration. Except as disclosed below in Item 5. Other Information, the Company is not aware of any litigation or arbitration that is likely to have a material adverse effect on the Company's consolidated results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Preferred Stock

     On June 30, 2000, the Company closed the sale on 262,674 shares of Series A convertible preferred stock which included 5,574 shares issued to the investment banking firms who handled the placement, resulting in approximately $4 million in gross proceeds to the Company. On August 1, 2000, the Company issued an additional 3,373 shares of convertible preferred stock at which time the offering was subsequently closed. The preferred stock is designated non-voting, unregistered Series A convertible preferred stock with a par value of $2.00. The preferred stock has a liquidation preference equal to $2.00 per share in the event of any liquidation, dissolution, or winding up of the affairs of the Company. The shares of preferred stock will be converted automatically into common stock upon the earlier of (i) the closing of any Qualifying Sale of shares of common stock or (ii) January 1, 2002. A Qualifying Sale is defined as net proceeds to the Company of at least $10 million from the sale of shares of common stock.

Stock Options

     On May 12, 2000, the Company's Board of Directors, subject to ratification of the stockholders of the Company at its 2000 annual meeting, amended the 1999 stock option plan for the directors, officers and employees of the Company (the "Plan"). The amendment limits the number of shares which can be purchased upon exercise of the options to an amount to be determined by the amount of capital raised by the Company from the sale of stock during the period from January 1, 2000 through January 1, 2002. If less than $15 million is raised through the sale of stock, the outstanding options would lapse and no options would be exercisable. If more than $75 million is raised through the sale of stock, the number of shares exercisable would be one times the number of shares subject to the option. If an amount between $15 million and $75 million is raised through the sale of stock during the same period, the number of shares exercisable would be a formula amount as shown below:

  Number of shares
    to be issued   = Number of shares      x  Proceeds raised from sale of
                     subject to the option                stock
                                              -----------------------------
                                                     $75,000,000

     The Plan will be administered by the Audit and Compensation Committee created by the Board of Directors. The Board of Directors may amend or terminate the Plan at any time except that stockholder approval of any amendment must be obtained whenever necessary to comply with applicable legal requirements. The Company will receive no monetary consideration for granting these options.

     The Board of Directors felt this limitation would encourage the officers of the Company to continue to direct their attention to the Company's capital needs. The shares owned by the optionees upon exercise of their options will not be registered and shall be considered restricted shares which may only be resold pursuant to an effective registration statement, an exemption from registration, or Rule 144.

Warrants

     On May 12, 2000, the Company's Board of Directors, subject to ratification of the stockholders of the Company at its 1999 annual meeting, amended the outstanding Warrants to limit the number of shares that can be issued upon exercise of the Warrant to an amount to be determined by the amount of capital raised by the Company from the sale of stock during the period from January 1, 2000 through January 1, 2002. If less than $15 million is raised through the sale of stock, the outstanding options would lapse and no options would be exercisable. If more than $75 million is raised through the sale of stock, the number of shares exercisable would be one times the number of shares subject to the option. If an amount between $15 million and $75 million is raised through the sale of stock during the same period, the number of shares exercisable would be a formula amount as shown below:

       Number of shares
         to be issued   = Number of shares      x  Proceeds raised from sale of
                         exercisable on Warrant            stock
                                                   ----------------------------
                                                           $75,000,000

     The Warrants were issued to key management employees of WMA Agency and its affiliated corporations as consideration for the agreement of WMA Agency to use its "best efforts" to encourage life insurance companies whose policies it sells to reinsure such policies with the Company. There will be no monetary consideration given to the Company for the issuance of the Warrants. No Warrants will be issued to directors of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the three months ended June 30, 2000.

ITEM 5. OTHER INFORMATION

     In the past two years, WMA Agency and WMA Securities have been, and continue to be, subject to investigations of their compliance and supervisory programs by the Securities and Exchange Commission, the National Association of Securities Dealers, the California Department of Corporations, the Washington Department of Insurance, the Maryland Insurance Administration and by securities regulatory authorities in Nevada, Florida, Ohio, Massachusetts, Nebraska and Texas. Pursuant to the Company's request, neither WMA Securities nor WMA Agency, have advised the Company of any material changes in the status of the foregoing regulatory investigations during the current period.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     The Company filed an 8-K report on July 11, 2000 relating to the shares of preferred stock sold in the private placement to accredited investors.


         EXHIBIT
         NUMBER         DESCRIPTION OF EXHIBIT
         27.1           Financial Data Schedule (Attached) (for SEC use only)


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     THE WMA CORPORATION (Registrant)




     By:  /s/ Edward F. McKernan                        Date:  August 14, 2000
          ----------------------
              Edward F. McKernan
              Senior Vice President, Chief Financial Officer,
              Actuary, and Director