Form 10QSB
period 2000-09-30
WMA CORP
filed 2000-11-14
CIK 947716

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

         As of October 31, 2000, there were 2,495,010 shares of common stock ($.001 par value) outstanding.

         Transitional Small Business Disclosure Format (Check one): Yes [ ]
No [X]

                               TABLE OF CONTENTS

                                     PART I

                                                                                                       PAGE NO.
                                                                                                       --------
ITEM 1          Financial Statements                                                                       3
ITEM 2          Management's Discussion and Analysis or Plan of Operation                                 10

                                    PART II

ITEM 1          Legal Proceedings                                                                         19
ITEM 2          Changes in Securities and Use of Proceeds                                                 19
ITEM 3          Defaults Upon Senior Securities                                                           20
ITEM 4          Submission of Matters to a Vote of Security Holders                                       20
ITEM 5          Other Information                                                                         21
ITEM 6          Exhibits and Reports on Form 8-K                                                          21


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                              THE WMA CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                                                  SEPTEMBER 30,             DECEMBER 31,
                                                                                      2000                     1999
                                                                                  -------------             ------------
                                                                                   (UNAUDITED)
                                ASSETS
Fixed maturity securities - available for sale (amortized cost of
   $5,841,256 and $2,118,705 for 2000 and 1999, respectively)                      $  5,828,331             $  2,054,231
Cash and cash equivalents                                                             3,153,757                3,475,950
Investment income due and accrued                                                        90,951                   19,443
Reinsurance balances receivable                                                       1,465,976                2,985,937
Reinsured policy loans                                                                  761,026                  286,963
Deferred acquisition costs                                                           42,500,788               39,750,100
Prepaid expenses                                                                         53,538                  346,894
Fixed assets (net of accumulated depreciation of $90,841 and $55,017
   for 2000 and 1999, respectively)                                                      58,413                   88,332
Other assets                                                                              5,434                       --
                                                                                   ------------             ------------
      Total assets                                                                 $ 53,918,214             $ 49,007,850
                                                                                   ============             ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Future policy benefits                                                          $  6,691,809             $  4,494,786
   Reinsurance balances payable                                                         431,211                  716,330
   Accrued expenses                                                                      76,115                  110,885
   Accrued interest payable                                                              75,353                  665,789
   Accounts payable                                                                     249,714                   46,696
   Due to World Marketing Alliance, Inc.                                                  3,717                    2,559
   Current income taxes payable                                                         300,265                       --
   Short term debt                                                                      750,000                1,125,000
   Long term debt                                                                     5,257,482                9,178,562
   Deferred tax liability                                                             4,869,090                4,259,599
                                                                                   ------------             ------------
      Total liabilities                                                              18,704,756               20,600,206
                                                                                   ------------             ------------

Stockholders' equity:
   Preferred stock, par value $2.00, 10,000,000 shares authorized; 7%
    Series A convertible preferred stock; 266,047 shares issued in 2000                 532,094                       --
   Common stock, par value $.001, 50,000,000 shares authorized;
    2,500,000 shares issued in 2000 and 1999                                              2,500                    2,500
   Additional paid-in capital                                                        22,795,581               20,228,973
   Accumulated other comprehensive loss                                                  (8,530)                 (42,552)
   Retained earnings                                                                 11,941,713                8,268,623
   Treasury stock, at cost (4,990 shares for 2000 and 1999)                             (49,900)                 (49,900)
     Total stockholders' equity                                                      35,213,458               28,407,644
                                                                                   ------------             ------------

      Total liabilities and stockholders' equity                                   $ 53,918,214             $ 49,007,850
                                                                                   ============             ============

          See accompanying notes to consolidated financial statements.

                              THE WMA CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                             THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                            SEPTEMBER 30,
                                                           2000                1999                 2000                1999
                                                        -----------         -----------         ------------         ------------

Revenues:
   Premiums                                             $ 4,333,969         $ 2,074,400         $ 12,097,023         $  6,186,176
   Reinsured policy revenues                              3,215,693           4,535,519            9,428,286           10,893,157
   Net investment income                                    149,181              95,983              368,409              380,253
   Net realized gain (loss) on investments                    2,606            (144,925)               2,606             (123,299)
                                                        -----------         -----------         ------------         ------------
     Total revenue                                        7,701,449           6,560,977           21,896,324           17,336,287
                                                        -----------         -----------         ------------         ------------
Benefits and expenses:
   Benefits, claims and settlement expenses               1,860,023             921,420            5,540,330            3,402,163
   Change in future policy benefits                         602,299              (1,358)           1,450,824               18,845
   Reinsurance premium allowances, net                    2,144,521           1,418,235            5,509,930            3,736,775
   Amortization of deferred acquisition costs               930,016           1,282,089            3,121,297            3,371,907
   Professional fees and other expenses                     350,747             249,281              938,471              727,473
   Interest expense                                         146,841             431,022              557,217              933,644
   Fees to World Marketing Alliance, Inc.                    11,552              12,771               34,657               35,876
                                                        -----------         -----------         ------------         ------------
     Total benefits and expenses                          6,045,999           4,313,460           17,152,726           12,226,683
                                                        -----------         -----------         ------------         ------------
     Income before income taxes and dividends             1,655,450           2,247,517            4,743,598            5,109,604
Income tax benefit (expense)                                  1,464            (764,155)            (997,774)          (1,737,265)
                                                        -----------         -----------         ------------         ------------
     Net income                                           1,656,914           1,483,362            3,745,824            3,372,339
Preferred dividends                                         (71,980)                 --              (72,734)                  --
                                                        -----------         -----------         ------------         ------------
     Net income available to common shareholders        $ 1,584,934         $ 1,483,362         $  3,673,090         $  3,372,339
                                                        ===========         ===========         ============         ============

Basic earnings per share                                $      0.63         $      0.59         $       1.47         $       1.35
                                                        ===========         ===========         ============         ============

Diluted earnings per share                              $      0.60         $      0.59         $       1.45         $       1.35
                                                        ===========         ===========         ============         ============

Weighted-average common shares outstanding                2,495,010           2,495,010            2,495,010            2,495,010
                                                        ===========         ===========         ============         ============

Total weighted-average common shares outstanding          2,759,957           2,495,010            2,584,930            2,495,010
                                                        ===========         ===========         ============         ============


          See accompanying notes to consolidated financial statements.

                              THE WMA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                   2000                     1999
                                                                                -----------             ------------

Cash flows from operating activities:
   Net income                                                                   $ 3,673,090             $  3,372,339
   Adjustments to reconcile net income to net cash provided by (used
     in) operating activities:
     Amortization and depreciation                                                3,157,121                3,495,737
     Deferred tax expense                                                           591,964                1,737,265
     Net realized (gain) loss on investment                                          (2,606)                 123,299
     Change in:
      Investment income due and accrued                                             (71,508)                 106,086
      Reinsurance balances receivable                                             1,519,961                 (198,490)
      Reinsured policy loans                                                       (474,063)                (186,239)
      Deferred acquisition costs                                                 (5,871,985)             (34,164,756)
      Prepaid expenses                                                              293,356                 (128,417)
      Due from World Marketing Alliance, Inc.                                            --                    3,507
      Other assets                                                                   (5,434)                 179,810
      Future policy benefits                                                      2,197,023                2,027,415
      Reinsurance balances payable                                                 (285,119)              11,903,953
      Accrued expenses                                                              (34,770)                 (16,206)
      Accrued interest payable                                                     (590,436)                 350,886
      Accounts payable                                                              203,018                  (24,566)
      Due to World Marketing Alliance, Inc.                                           1,158                    3,878
      Current income tax payable                                                    300,265                       --
                                                                                -----------             ------------
        Net cash provided by (used in) operating activities                       4,601,035              (11,414,499)
                                                                                -----------             ------------

Cash flows from investing activities:
   Proceeds from sale and maturity of available for sale securities                 299,231                7,255,209
   Purchase of available-for-sale securities                                     (4,019,176)                      --
   Purchase of fixed assets                                                          (5,905)                 (50,880)
                                                                                -----------             ------------
        Net cash (used in) provided by investing activities                      (3,725,850)               7,204,329
                                                                                -----------             ------------

Cash flows from financing activities:
   Decrease of principal due on short-term debt                                          --               (4,696,438)
   (Repayment of principal on) proceeds from long-term note                      (4,296,080)               5,000,000
   Issuance of preferred stock                                                    3,098,702                       --
                                                                                -----------             ------------
        Net cash (used in) provided by financing activities                      (1,197,378)                 303,562
                                                                                -----------             ------------

        Net decrease in cash and cash equivalents                                  (322,193)              (3,906,608)
Cash and cash equivalents at beginning of period                                  3,475,950                6,617,710
                                                                                -----------             ------------
Cash and cash equivalents at end of period                                      $ 3,153,757             $  2,711,102
                                                                                ===========             ============

Supplemental disclosure of cash flow information:
   Interest paid                                                                $ 1,147,653             $         --
                                                                                ===========             ============
   Income taxes paid                                                            $   105,545             $         --
                                                                                ===========             ============


         See accompanying notes to consolidated financial statements.

                              THE WMA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The unaudited financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 1999 Form 10-KSB/A Annual Report as filed with the Securities and Exchange Commission.

(2)      DEFERRED TAX

         Deferred income tax liabilities and related expenses are determined in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109) using an effective federal tax rate of 34%. SFAS No. 109 specifically excludes recognition of the "small life insurance company deduction" available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on the Company's earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No.109, at September 30, 2000.

(3)      COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No.130) establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The primary component of the other comprehensive income is the unrealized gain (loss) on securities as shown under the equity section of the consolidated balance sheet. Total other comprehensive income for the three months ended September 30, 2000 was $1,620,053 compared to $1,484,854 for the three months ended September 30, 1999. Total other comprehensive income for the nine months ended September 30, 2000 was $3,707,112 compared to $3,108,701 for the nine months ended September 30, 1999.

(4)      ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (gains or losses) will be included in either earnings or other comprehensive income depending on the intended use of the derivative and the resulting designation. In June 1999, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 was issued which deferred the effective date of SFAS No. 133 until June 15, 2000. In June 2000, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133 was issued. This statement, effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The Company does not believe such provisions will have a significant impact on the financial statements upon adoption.

         In September 2000, FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, not previously required under SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not believe such provisions will have a significant impact on the financial statements upon adoption.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 - Revenue Recognition in Financial Statements. SAB 101, as amended, is effective for fiscal years ended after December 15, 2000. The bulletin further defines when revenues are recognizable and provides a series of questions and answers related to specific revenue recognition topics. The Company does not believe the provisions of SAB 101 will have a significant impact on the financial statements upon adoption.

(5)      EARNINGS PER SHARE

         Basic earnings per share is computed on the weighted-average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. Shares of convertible preferred stock issued in June and July 2000 are included in the calculations of total weighted-average common shares outstanding. The dilution effect on earnings per share from the issuance of convertible preferred stock is shown on the Consolidated Statements of Income.

         In August 2000, the Company's stockholders ratified amendments to the 1999 stock option plan and to the outstanding warrants limiting the number of shares of stock that can be purchased upon exercise of the options or warrants, as determined by the amount of proceeds from the sale of stock during the period from January 1, 2000 through January 1, 2002. Such options and warrants have been considered for purposes of calculating diluted earnings per share, however, considering no shares can be issued upon exercise of the options or warrants, there is no difference between basic and diluted earnings per share from the options and warrants.

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


---------
* Non-universal life-type agreements and universal life-type agreements as referenced in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, paragraphs 44 and 45.

                               SEGMENT REPORTING


THREE MONTHS ENDED SEPTEMBER 30,                                2000                                       1999
----------------------------------------------------------------------------------------------------------------------------------
                                               Non-                                       Non-
                                             Universal Universal                        Universal  Universal
(Amounts shown in thousands)                 Life-Type Life-Type  Other        Totals   Life-Type  Life-Type   Other       Totals
----------------------------------------------------------------------------------------------------------------------------------

Premiums                                      $4,334                         $  4,334     $2,074                           $2,074
Reinsured policy revenues                                3,216                  3,216                4,535                  4,535
Benefits, claims and settlement expenses(1)    2,153       309                  2,462        489       431                    920
Reinsurance premium allowances, net            1,508       637                  2,145        527       891                  1,418
Amortization of deferred acquisition costs        25       905                    930         41     1,241                  1,282
                                              ------    ------               --------     ------    ------                -------
Underwriting profit                              648     1,365                  2,013      1,017     1,972                  2,989

Net investment income (expense)                   83        62         4          149         55        61        (20)         96
Net realized gain on investments                                       3            3                            (145)       (145)
Other expenses                                    64        44       401          509         13       240        440         693
                                              ------    ------    ------     --------     ------    ------    -------     -------
Segment operating income (loss) before tax       667     1,383      (394)       1,656      1,059     1,793       (605)      2,247
Income tax expense (benefit)                      30        20       (51)         (1)        360       610       (206)        764
                                              ------    ------    ------     --------     ------    ------    -------     -------
Segment net income (loss)                     $  637     1,363      (343)    $  1,657     $  699     1,183       (399)    $ 1,483
                                              ======    ======    ======     ========     ======    ======    =======     =======
Segment assets                                $7,795    42,255     3,868     $ 53,918     $6,112    74,367    (16,339)    $64,140
                                              ======    ======    ======     ========     ======    ======    =======     =======
----------------------------------------------------------------------------------------------------------------------------------


NINE MONTHS ENDED SEPTEMBER 30,                               2000                                        1999
----------------------------------------------------------------------------------------------------------------------------------
                                               Non-                                       Non-
                                             Universal Universal                        Universal  Universal
(Amounts shown in thousands)                 Life-Type Life-Type  Other        Totals   Life-Type  Life-Type   Other       Totals
----------------------------------------------------------------------------------------------------------------------------------

Premiums                                     $12,097                         $ 12,097     $6,186                          $ 6,186
Reinsured policy revenues                                9,428                  9,428               10,893                 10,893
Benefits, claims and settlement expenses(1)    6,165       827                  6,992      2,068     1,353                  3,421
Reinsurance premium allowances, net            4,118     1,392                  5,510      1,579     2,158                  3,737
Amortization of deferred acquisition costs        80     3,041                  3,121        136     3,235                  3,371
                                              ------    ------               --------     ------    ------                -------
Underwriting profit                            1,734     4,168                  5,902      2,403     4,147                  6,550

Net investment income (expense)                  191       153        24          368        127       143        110         380
Net realized gain on investments                                       3            3                            (123)       (123)
Other expenses                                   124       134     1,272        1,530         25       359      1,313       1,697
                                              ------    ------    ------     --------     ------    ------    -------     -------
Segment operating income (loss) before tax     1,801     4,187    (1,245)       4,743      2,505     3,931     (1,326)      5,110
Income tax expense (benefit)                     378       879      (259)         998        852     1,336       (451)      1,737
                                              ------    ------    ------     --------     ------    ------    -------     -------
Segment net income (loss)                     $1,423     3,308      (986)    $  3,745     $1,653     2,595       (875)    $ 3,373
                                              ======    ======     =====     ========     ======    ======    =======     =======
Segment assets                                $7,795    42,255     3,868     $ 53,918     $6,112    74,367    (16,339)    $64,140
                                              ======    ======     =====     ========     ======    ======    =======     =======


---------
(1) Benefits, claims and settlement expenses include Change in future policy benefits.

         Of the total premiums and reinsured policy revenues above, 87% and 89% relate to business reinsured by Western Reserve Life Assurance Co. of Ohio ("Western Reserve"), for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, 87% and 88% of the total premiums and reinsured policy revenues above relates to business reinsured by Western Reserve, respectively.

         Of the total underwriting profit above, 82% and 88% relate to business reinsured by Western Reserve for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, 79% and 87% of the total underwriting profit above relates to business reinsured by Western Reserve, respectively. The Company estimates that approximately 44% of variable universal life ("VUL") premiums and 31% of variable annuity premiums, written through Western Reserve and sold by WMA Sales Associates, originated in California for the nine months ended September 30, 2000.

(7)      RECLASSIFICATION

         The Company has reclassified the presentation of certain 1999 information to conform to the 2000 presentation.

(8)      SUBSEQUENT EVENTS

         Amendments to the Western Reserve VA Coinsurance and Modified Coinsurance Agreement. WMA Life Insurance Company Limited ("WMA Life") has entered into a letter of intent with Western Reserve to amend the Western Reserve VA Coinsurance and Modified Coinsurance ("ModCo") Agreement extending the period WMA Life may elect to increase the reinsurance percentage, on all variable annuity business issued and reinsured on or after January 1, 1999, until December 31, 2002. Among certain other considerations, WMA Life agreed to not irrevocably retrocede the reinsured business to a third party, which would otherwise finance the cost associated with increasing the reinsurance percentage. There can be no assurance that the intent expressed, which forms the basis for formal negotiations, will result in a definitive agreement.

         Further, the Company amended the Western Reserve VA Coinsurance and ModCo Agreement to reinsure a new variable annuity product recently introduced for sale by producers of WMA Securities, Inc. The agreement provides that WMA Life will commence reinsuring 10% of the WRL Freedom Premier variable annuity policies sold by producers of WMA Securities, Inc. and issued by the reinsured from October 1, 2000. The agreement further provides that the reinsurance of the WRL Freedom Premier product will be conducted substantially on the same terms and conditions as WMA Life's reinsurance of Western Reserve's Freedom Wealth Creator variable annuity product, except for certain differences in reinsurance expense allowances and the maximum percentage that may otherwise be reinsured. Under the Western Reserve VA Coinsurance and ModCo Agreement, as amended, WMA Life has the option to prospectively increase the reinsurance percentage on in force and new business, to the reinsurance percentage otherwise established in accordance with the terms of the agreement, as amended, provided WMA Life demonstrates sufficient capacity. The maximum reinsurance percentage is 40% with regard to the WRL Freedom Premier product.

         Amendment to the Western Reserve FFB MRT Agreement. The letter of intent described above, regarding the Western Reserve VA Coinsurance and ModCo Agreement, also provides WMA Life an extension of the period upon which WMA Life may exercise its option to convert the MRT reinsurance to coinsurance and ModCo reinsurance on all business, issued and reinsured on or after January 1, 1999, until March 31, 2003. Among certain other considerations, WMA Life agreed to not irrevocably retrocede the reinsured business to a third party, which would otherwise finance the cost associated with the conversion of the MRT reinsurance to coinsurance and ModCo. There can be no assurance that the intent expressed, which forms the basis for formal negotiations, will result in a definitive agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis or Plan of Operation ("MD&A") addresses the financial condition of the Company as of September 30, 2000, compared with December 31, 1999, and its results of operations for the three months and nine months ended September 30, 2000 compared with the equivalent 1999 periods. This discussion should be read in conjunction with the MD&A in the Company's 1999 Form 10-KSB/A Annual Report.

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

         The Company, through its subsidiary, WMA Life, reinsures certain life insurance and annuity policies sold by "WMA Sales Associates," a network of independent agents associated with "WMA Agency." Unless the context indicates otherwise, WMA Agency refers to World Marketing Alliance, Inc., an insurance agency and Georgia corporation, which operates an international financial services, sales and marketing organization and certain entities and persons with which it is associated primarily for licensing purposes. "WMA Sales Associates" are independent agents who market financial services products through WMA Agency and often hold licenses as registered representatives for the sale of certain securities products through another affiliate, WMA Securities, Inc. ("WMA Securities"), a registered securities broker-dealer. S. Hubert Humphrey, Jr. beneficially owns approximately 35.8% and 25.1% of the Company's common stock and preferred stock, respectively. Mr. Humphrey also owns substantially all of World Financial Group, Inc. a holding company that owns all of WMA Agency and WMA Securities.

         All of the Company's reinsurance business is generated by the marketing efforts of WMA Agency, through business placed with the Ceding Life Companies. The Company does not use reinsurance intermediaries or engage in any direct marketing activities. Therefore, the Company is dependent upon WMA Agency to market those products that the Company reinsures. The following tables show, by Ceding Life Company, the percentage of WMA Agency business reinsured by the Company.


                         LIFE INSURANCE APPLICATIONS(1)

                                                                    NINE MONTHS
CEDING LIFE COMPANY                                                    ENDED
                                                                      9/30/00           1999              1998
                                                                    -----------         ----              ----

Western Reserve Assurance Co. of Ohio ("Western Reserve")               71%               78%               81%
Kemper Investors Life Insurance Co. ("Kemper")                           1                 3                 4
                                                                       ---               ---               ---
Total % Subject to Reinsurance                                          72                81                85
Total % Not Subject to Reinsurance                                      28                19                15
                                                                       ---               ---               ---
Total % Applications Submitted                                         100%              100%              100%


                            ANNUITY APPLICATIONS(1)
                                                                    NINE MONTHS
CEDING LIFE COMPANY                                                   ENDED
                                                                      9/30/00            1999             1998
                                                                    -----------          ----             ----

Western Reserve                                                         68%               66%               44%
American Skandia Life Assurance Corporation ("American Skandia")        12                12                16
                                                                       ---               ---               ---
Total % Subject to Reinsurance                                          80                78                60
Total % Not Subject to Reinsurance                                      20                22                40
                                                                       ---               ---               ---
Total % Applications Submitted                                         100%              100%              100%


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

         The percentage of business reinsured by the Ceding Life Company and product will vary from period to period. Variations are the result of increases or decreases in sales of products sold by WMA Sales Associates that are reinsured by the Company relative to products that are not reinsured by the Company. By example, in November 1999, Western Reserve introduced a new VUL product, the WRL Freedom Elite, for sale by WMA Sales Associates. During 2000, sales of this product by WMA Sales Associates have progressively increased, which, as shown by the table above, has resulted in a smaller portion of WMA Agency's total business that is reinsured by WMA Life. WMA Life and Western Reserve have commenced negotiations for the reinsurance of the WRL Freedom Elite product, which, if successfully completed, may result in the reinsurance of the WRL Freedom Elite product commencing with an effective date of January 1, 2001.

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

         At September 30, 2000, WMA Life's reinsurance inforce on life insurance constituted 294,076 policies, including riders, with an aggregate face amount of $9.28 billion. This is an increase of 33,720 life insurance policies and riders, or 13%, and $1.25 billion of inforce face amount, or 16%, from December 31, 1999.

         At September 30, 2000, WMA Life had reinsurance inforce with respect to variable annuities for 41,098 policies with reinsured annuity contract benefits of over $361 million. This is an increase of 16,615 annuity policies, or 68%, and $37 million of annuity contract benefits, or 11%, from December 31, 1999. Aside from the weak investment performance of the separate accounts for the policies reinsured through the first nine months of 2000, the increase in the amount of annuity contract benefits was smaller than the number of policies reinsured because the variable annuity reinsurance percentage was reduced for policies issued during 1999 and 2000 under the Western Reserve agreement and during 2000 under the American Skandia agreement.

         The following table indicates the percentage of WMA Life's reinsurance revenues derived from the Ceding Life Companies:


                                                                NINE MONTHS
        CEDING LIFE COMPANY                                       ENDED
        -------------------                                      9/30/00            1999            1998
                                                                -----------         ----            ----
        Western Reserve                                            87%               88%             89%
        American Skandia                                           11                 9               9
        Kemper                                                      2                 3               2
                                                                  ---               ---             ---
            Total                                                 100%              100%            100%

MONTHLY RENEWABLE TERM REINSURANCE

         WMA Life's reinsurance indemnity agreements include three Monthly Renewable Term ("MRT") agreements relating to VUL policies. MRT reinsurance is a variation of Yearly Renewable Term Insurance. The reinsurance of the VUL policies includes business previously and currently sold by WMA Sales Associates and issued by Western Reserve and Kemper. Under the MRT reinsurance agreements, WMA Life assumes a portion of the mortality risk related to the VUL policies written by Western Reserve and Kemper.

COINSURANCE AND MODIFIED COINSURANCE

         Under a coinsurance arrangement, WMA Life assumes a proportionate share of the risks and expenses and receives a proportionate share of the premiums and revenues from the underlying policies. The assumed risks include mortality, lapses, cash surrenders and investment risk. Additionally, under coinsurance, WMA Life must establish a proportionate share of the policy reserves. Modified coinsurance ("ModCo") is a variation of coinsurance whereby the ceding company retains the reserves and the assets related to the reserves, which would otherwise be recorded and held by the reinsurer. ModCo is used primarily for products that develop cash values, which allows the ceding company to retain the associated assets for investment purposes. Under coinsurance and ModCo, the mortality, persistency and investment risks are reinsured on the same plan as that of the original policy. The ceding company and the reinsurer share in these risks in the same manner.

         WMA Life has a modified coinsurance agreement with American Skandia and a coinsurance and modified coinsurance agreement with Western Reserve, both providing for the reinsurance of a portion of certain variable annuity policies sold by WMA Sales Associates. WMA Life also has a coinsurance and modified coinsurance agreement with Western Reserve reinsuring a portion of certain VUL policies.

ACCOUNTING

         WMA Life generally recognizes premiums as earned on MRT reinsurance for the mortality risk reinsured. Reinsured policy revenues that are reported in the period reflect policy mortality and expense charges, policy administration charges, asset based allowances, and deferred sales charges that have been assessed against the reinsured policy account balances under the coinsurance and modified coinsurance agreements, as they relate to universal life-type contracts.

         Net investment income is the gross income earned from the invested assets less the investment management expenses and custodial fees.

         WMA Life defers costs that vary with and are directly associated with the acquisition of the reinsured policies. These expenses are deferred to the extent that such costs are deemed recoverable from future policy revenues in accordance with generally accepted accounting principles ("GAAP") and are recorded as deferred acquisition costs on the balance sheet. Deferred acquisition costs were $42.50 million at September 30, 2000, an increase of $2.75 million, or 7%, from December 31, 1999.

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

         Life insurance claims settled, claims reported and changes in estimates of claims incurred but not reported are recorded as Benefits, claims and settlement expenses on the Consolidated Financial Statements. The change in the liability for future policy benefits is recorded separately as Change in future policy benefits in the Consolidated Financial Statements.

         The liability for future policy benefits was $6.69 million at September 30, 2000, an increase of $2.20 million, or 49% from December 31, 1999. The liability at September 30, 2000 is comprised of two components: (i) liabilities under the Company's MRT reinsurance agreements and (ii) liabilities related to the coinsurance of VUL and variable annuity policyholder obligations. The liability, with regard to the MRT reinsurance, represents the present value of future benefits to be paid and related expenses, less the present value of future net premiums (that portion of the premium required to provide for all benefits and expenses). The liability for the fixed account portions of the Western Reserve VUL and variable annuity coinsurance agreements is equal to reinsured policy account balances. The liability for the separate account portions of the Western Reserve VUL and variable annuity coinsurance agreements are reinsured on a modified coinsurance basis and, accordingly, Western Reserve retains the reserves and the assets related to the reserves in its separate accounts. To date, management believes the assumptions used regarding its liability for future policy benefits are appropriate for its circumstances.

RESULTS OF OPERATIONS

Quarter and Nine Months Ended September 30, 2000 Compared to Quarter and Nine Months Ended September 30, 1999.

         Revenues. Revenues increased by $1.14 million, or 17%, and $4.56 million, or 26%, for the quarter and the nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The increase was primarily attributable to the growth in premiums associated with the MRT agreements.

         Premiums. Premiums increased by $2.26 million, or 109%, and $5.91 million, or 96%, for the quarter and the nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The majority of the premium increase is attributable to a new MRT agreement with Western Reserve, which became effective October 1, 1999. For the quarter and the nine months ended September 30, 2000, the increase in premiums due to the new MRT agreement was $2.12 million, and $5.53 million, respectively. The remaining increase in premiums was primarily attributable to the increasing duration of the policies in force because the reinsurance premiums increase with the age of the insured.

         Reinsured Policy Revenues. Reinsured policy revenues decreased by $1.32 million, or 29%, and $1.46 million, or 13%, for the quarter and the nine months ended September 30, 2000, respectively, compared to the same periods in 1999. These revenues reflect policy cost of insurance charges, mortality and expense charges, policy administration, asset based allowances and deferred sales charges under the coinsurance and modified coinsurance agreements, as they relate to universal life-type contracts.

         Of the $9.43 million Reinsured policy revenues for the nine months ended September 30, 2000, $4.63 million was attributable to the VUL coinsurance and modified coinsurance agreement with Western Reserve compared to $7.57 million for the nine months ended September 30, 1999, reflecting a decrease of $2.94 million, or 39%. As illustrated in the following table, revenues for the nine months ended September 30, 1999 included $3.17 million of revenues associated with VUL policies issued and reinsured during 1999, which are no longer reinsured by the Company on a coinsurance and modified coinsurance basis. Thus, although revenues are increasing on in force reinsurance associated with policies issued during 1998, the comparative decrease reflects the recapture, effective October 1, 1999, of VUL policies issued and reinsured during 1999. (The process of recapture enables a ceding company to remove policies, or a portion of the policies, from the reinsurance agreement previously ceded to the reinsurer.) Because of the recapture and the discontinuation of new VUL policies reinsured on a coinsurance and modified coinsurance basis, VUL Reinsured policy revenues reported during 2000 will be less than those reported during 1999.

                      COINSURANCE AND MODIFIED COINSURANCE
                          REINSURED VUL POLICY REVENUES


                                                NINE MONTHS ENDED         NINE MONTHS ENDED
POLICY ISSUE DATES                             SEPTEMBER 30, 2000         SEPTEMBER 30, 1999
------------------                             ------------------         ------------------
Policies Issued During 1998                        $4,626,458                 $4,403,582
Policies Issued During 1999                                --                  3,166,148
                                                   ----------                 ----------
      Total                                        $4,626,458                 $7,569,730
                                                   ==========                 ==========

         The remaining $4.80 million of Reinsured policy revenues are attributable to the variable annuity reinsurance agreements which compare to $3.32 million for the nine months ended September 30, 1999, an increase of $1.48 million, or 44%. Revenues for the nine months ended September 30, 1999 included $520,000 of revenues associated with a portion of the Western Reserve variable annuity policies no longer reinsured by the Company. (Effective October 1, 1999, Western Reserve recaptured 75% of the variable annuity policies issued and reinsured by the Company from January 1, 1999 through September 30, 1999.) Thus, although mitigated by the recapture of certain variable annuity business by Western Reserve during 1999, the Company's Reinsured policy revenues resulting from the variable annuity reinsurance have continued to increase due to the remaining business in force and new business reinsured under the Western Reserve and American Skandia coinsurance and modified coinsurance agreements. Nonetheless, because the Company is reinsuring a smaller percentage of the Western Reserve variable annuity policies issued during 1999 and 2000, and American Skandia variable annuity policies issued during 2000, variable annuity Reinsured policy revenue increases reported during 2000 will likely exhibit a smaller rate of growth than increases reported during corresponding periods in 1999.

         Net Investment Income and Net Realized Gain (Loss) on Investments. Net investment income increased by $53,198, or 55%, and decreased by $11,844, or 3%, for the quarter and the nine months ended September 30, 2000, respectively, compared to the same periods in 1999. Investment income is earned from the investment in fixed income securities and cash equivalents. Investment expenses of $49,000 and $54,000 for the nine months ended September 30, 2000 and 1999, respectively, related to investment advisor fees and custodial fees, were netted with gross investment income excluding realized gains and losses. The increase in net investment income for the quarter was primarily due to the increased size of the Company's investment portfolio and increasing investment yields on new purchases of fixed income securities. The sale of fixed income securities for the quarter and nine months ended September 30, 2000 resulted in a Net realized gain on investments of $2,606, compared to Net realized losses on investments of $144,925 and $123,299 for the same periods in 1999, respectively.

         Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses increased by $939,000, or 102%, and $2.14 million, or 63%, for the quarter and the nine months ended September 30, 2000, respectively, compared to the same periods in 1999. This increase primarily resulted from mortality experience compared to similar periods in 1999, an increase in the volume of in force business and the increasing age of the business inforce. The amount of in force business at September 30, 2000 was $9.28 billion as compared to $7.65 billion at September 30, 1999, which represents a $1.63 billion, or 21% increase.

         The Company's profitability, in part, depends on the volume and amount of death claims incurred. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods, and are subject to fluctuation from quarter to quarter and year to year. Claims paid plus those incurred in the third quarter of 2000 were approximately 7% lower than otherwise expected based upon management estimates and prior claims activity. Management estimates net income increased by $120,000 for the third quarter due to this lower than expected claims activity. Comparatively, claims paid plus those incurred in the third quarter of 1999 were approximately 25% lower than otherwise expected based upon prior claims activity. While the Company experienced favorable claims activity during the third quarter 2000, claims paid plus those incurred for the nine months ended September 30, 2000, were approximately 5% higher than otherwise expected based upon management estimates and prior claims activity. Management believes this activity is not indicative of future experience, as there is no sustained pattern of demonstrative loss and because of normal random fluctuation in claims activity.

         Changes in Future Policy Benefits. Change in future policy benefits increased by $604,000 from ($1,358), and by $1.43 million from $18,845, for the quarter and the nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The liability for future policy benefits under the Company's MRT reinsurance agreements increased by $2.82 million from $1.07 million, or 262%, at September 30, 2000 compared to September 30, 1999. This increase resulted primarily from the new MRT agreement the Company entered into with Western Reserve in the fourth quarter of 1999 to reinsure 20% of the FFB VUL policies issued January 1, 1999 and thereafter.

         Reinsurance Premium Allowances, Net. Net reinsurance premium allowances increased by $726,000, or 51%, and $1.77 million, or 47%, for the quarter and the nine months ended September 30, 2000, respectively, compared to the same periods in 1999. Gross reinsurance premium allowances represent a portion of reinsurance premiums paid or allowed by WMA Life to the Ceding Life Companies for each policy reinsured. A certain portion of the gross reinsurance allowances, with regard to the production of new business was related to the Company's share of commissions, underwriting costs and other expenses from the production of new business incurred by the Ceding Life Companies on the business reinsured. These amounts have been deferred to the extent that such costs are deemed recoverable from future policy revenue in accordance with GAAP. The balance of those amounts not deferred is reflected as net reinsurance premium allowances and are often a level percentage of individual policy revenues. Similar to the increase in revenues, the increase in net reinsurance premium allowances was due to an increase in the MRT premiums in force, placement of the variable annuity business reinsured on a coinsurance and modified coinsurance basis, and the business placed under the new MRT agreement.

         Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs decreased by $352,000, or 27%, and $250,000, or 7%, for the quarter and the nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The decrease in amortization of deferred acquisition costs was primarily attributable to decreased revenues and gross profits associated with the Western Reserve VUL coinsurance and modified coinsurance business recaptured on October 1, 1999.

         Professional Fees and Other Expenses. Professional fees and other expenses increased by $102,000, or 41%, and $211,000, or 29%, for the quarter and the nine months ended September 30, 2000, respectively, compared to the same periods in 1999. Expenses include professional fees for legal, actuarial and accounting expenses incurred, operating expenses, and other miscellaneous expenses. The increase in expenses was primarily associated with an increase in salaries due to the employment of additional professional staff in July 2000. The increase was also attributable to an increase in legal, accounting and actuarial fees from general corporate activities, tax consulting and actuarial consulting services.

         Interest Expense. Interest expense decreased by $284,000, or 66%, and $376,000, or 40%, for the quarter and the nine months ended September 30, 2000, respectively, compared to the same periods in 1999. During the corresponding periods in 1999, Interest expense included reinsurance fees associated with the deferred settlements on the variable annuity and VUL policies, that are no longer applicable. This decrease is also due to debt principal repayments of $4.30 million and, to a lesser extent, the restructuring of the $5 million debt owed to Money Services, Inc., which included a decrease in interest rates from 9% to 7.5%. See "Liquidity and Capital Resources" section below.

         Fees to World Marketing Alliance, Inc. Fees to World Marketing Alliance, Inc. decreased by $1,200, or 10%, and 3%, for the quarter and the nine months ended September 30, 2000, respectively, compared to the same periods in 1999. Fees to World Marketing Alliance, Inc. consist of corporate services and rent expenses. The decrease was due to additional corporate services provided by WMA Agency for the Company in the third quarter of 1999 that were not included under the Corporate Services Agreement. The Company has a sublease agreement with World Marketing Alliance, Inc. pursuant to which the Company pays annual rent of $18,675 for 1,500 square feet of office space. The Company also has a Corporate Services Agreement whereby WMA Agency provides corporate services to the Company for a fixed monthly fee of $2,250, adjusted annually.

         Income Tax Benefit (Expense). Income taxes decreased by $766,000, or 100%, and $739,000, or 43%, for the quarter and the nine months ended September 30, 2000, respectively, compared to the same periods in 1999. Taxable income (calculated on a statutory basis) has emerged during 2000, which is attributable to the reduction in new business reinsured under the Company's coinsurance and modified coinsurance agreements. Accordingly, the effective tax rates for the nine months ended September 30, 2000 and 1999 were 21% and 34%, respectively. (See Note 2 - Deferred Tax in the Notes to Consolidated
Financial Statements.)

         A tax benefit of $1,464 for the quarter ended September 30, 2000 was primarily due to an increase in deferred tax assets because an alternative minimum tax credit has been recognized for 1999 taxes paid and for current year taxes accrued. For the nine months ended September 30, 2000, a current alternative minimum tax expense of $300,000 is payable. The remaining Income tax expense for the nine months ended September 30, 2000 and all of the Income tax expense for the nine months ended September 30, 1999, was deferred in accordance with GAAP.

         Net Income. As a result of the foregoing, Net income for the quarter ended September 30, 2000 was $1.66 million compared to $1.48 million for the quarter ended September 30, 1999, an increase of $174,000, or 12%. Net income for the nine months ended September 30, 2000 was $3.75 million compared to $3.37 million for the nine months ended September 30, 1999, an increase of $373,000, or 11%.

LIQUIDITY AND CAPITAL RESOURCES

         The principal sources of the Company's cash flow have been premiums and policy revenue received from Ceding Life Companies, investment income, proceeds from sales of invested assets, issuance of the Company's common and preferred stock, and short and long term financing. In addition to the need for cash flow to meet operating expenses, the liquidity requirements of the Company relate primarily to the payment of gross reinsurance allowances, investment purchases, debt service, and reinsurance claims.

         Premiums are generally received in advance of related benefits and claims payments. Under the MRT reinsurance agreements, premiums often vary in proportion to the expected mortality claims reinsured. The Company's cash inflows under the MRT agreements are premiums for the mortality risk reinsured. The Company's cash outflows are reinsurance expense allowances, policy benefits and death benefit claims. The reinsurance expense allowances represent the Company's share of acquisition and maintenance expenses incurred by the Ceding Life Company that are attributable to the risks reinsured.

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

         For the nine-month period ended September 30, 2000, net cash provided by operating activities was $4.60 million compared to $11.41 million used in operating activities for the same period ended September 30, 1999. The reversal of the net cash flows was primarily due to less cash required to reimburse Western Reserve and American Skandia for first-year reinsurance allowances because of the reduction in the percentage of the variable annuity business reinsured and the cessation of reinsuring new and certain inforce Western Reserve VUL business on a coinsurance and modified coinsurance basis. The Company projects to realize net positive cash flows from its existing reinsurance operations for the balance of 2000 and into 2001.

         The Company has established a $10 million line of credit with Money Services, Inc. ("MSI"), a subsidiary of AEGON USA, Inc. WMA Life has been, and continues to be, beneficiary of the funds made available under the line of credit, of which WMA Life has used such funds to pay reinsurance settlements in support of new business production.

As of September 30, 2000, the total amount due under this line of credit included an outstanding principal balance of $1.01 million and accrued interest of $11,000. Interest accrues at the rate of 9% per annum. Under the terms of the line of credit, as amended, payments on the outstanding balance and related accrued interest are due on the 45th day after the close of each calendar quarter until the entire outstanding balance and accrued interest is paid in full. The payment amount, not to exceed the remaining balance of the line of credit, is based upon (i) the amount of cash inflows resulting from the Western Reserve VUL Coinsurance and Modified Coinsurance Agreement plus (ii) an amount equal to the net proceeds, if any, from any private or public sale of any capital stock. During the quarter ended September 30, 2000, the Company made payments of $3 million and $900,000 in July and August, respectively. At September 30, 2000, the anticipated payment amount of $750,000 due on November 15, 2000, which represents the current maturity of the long-term debt, is classified as short-term debt.

         On July 30, 1999, the Company issued a $5 million, five year term note to MSI due on July 29, 2004. Proceeds of this note were used to reduce the outstanding principal balance on the line of credit, from which WMA Life was beneficiary. Interest is payable at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. As of September 30, 2000, regarding the term note, the Company had an outstanding principal balance of $5 million and accrued interest of $64,000.

         In August 2000, the Company closed its offering of Series A convertible preferred stock, which resulted in approximately $4 million of gross proceeds to the Company. Pursuant to the use of proceeds as a required condition of the private offering, the Company applied the net proceeds toward repayment of the line of credit with MSI as described above. The Company had also offered up to 4,333,333 shares of its common stock in a private placement offering to certain institutional investors. In September 2000, the Company closed this private offering with no sales of its common stock.

         The Company's primary source of liquidity was $3.15 million in cash and cash equivalents at September 30, 2000, an increase of $443,000 from September 30, 1999. The effective duration of the Company's fixed income portfolio is 3.4 years, with 100% of the fixed income securities having an effective maturity of less than 10 years. The Company's fixed income portfolio represents all of the total invested assets, and has an average quality rating of Aa3 by Moody's.

         For the nine months ended September 30, 2000, the net cash used in investing activities was $3.73 million, compared to $7.20 million provided by investing activities for the same period ended September 30, 1999. The Company purchased $234,000 of additional fixed income securities during the third quarter of 2000 to bring total purchases for 2000 to over $4 million. As a result, the percentage of corporate fixed income securities held in the Company's portfolio increased from 14% at December 31, 1999 to 44% at September 30, 2000. Net cash provided by investing activities in the third quarter of 1999 resulted from principal paydowns on asset and mortgage-backed securities and from sales of fixed income securities to reimburse the Ceding Life Companies for allowances associated with the reinsurance agreements.

         The WMA Corporation is a holding company with no direct operations, and its principal asset is the capital stock of WMA Life and $956,000 in cash and invested assets. The Company relies primarily on funds retained at the holding company level and potential dividends and loan repayments from WMA Life to meet ongoing cash requirements of the holding company. The ability of WMA Life to pay dividends to the Company is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda. At September 30, 2000, WMA Life had the statutory capacity to pay $7.78 million of dividends in cash. As approved by the Board of Directors in August 2000, WMA Life paid a dividend of $1.10 million to the Company to meet current cash requirements, including payment of principal and interest on the loans from MSI for the benefit of WMA Life. It is anticipated the Company will continue to rely primarily on dividends and loan repayments from WMA Life to meet ongoing cash requirements.

         Under the Company's reinsurance agreements, the Company is required to provide security through a Letter of Credit ("LOC") for the benefit of the Ceding Life Companies. In February 2000, the Company entered into a custodial agreement with Comerica Bank ("Comerica") under which the Company transferred its assets to Comerica. Comerica subsequently issued LOC's to Western Reserve and Kemper in the amounts of $4.75 million and $140,000, respectively. The LOC's are collateralized by the Company's assets held by Comerica.

FORWARD-LOOKING STATEMENTS

         Certain statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor provisions of that Act. These statements include, but are not limited to, statements relating to increases in reinsurance revenues and net income in future periods resulting from, among other things, the Company expanding the types of reinsurance written, expanded reinsurance capacity and investment results. Such statements often include the words "believes," "expects," "assumes," "proposed," "anticipates," "intends," "plans," "estimates," "projects," or similar expressions. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to: changes in the Company's relationship with WMA Agency, adverse reinsurance experience, increased competition from within the insurance industry, the extent to which the Company is able to develop new reinsurance programs and markets for its reinsurance, changes in the control of the Company, the Company's cash requirements, rate of growth in the Company's reinsured business, the outcome of WMA Agency's and WMA Securities' regulatory examinations and investigations, and the availability of capital on acceptable terms and other factors discussed in this report. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including those described in the forward-looking statements.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART II


ITEM 1.    LEGAL PROCEEDINGS

         At September 30, 2000, the Company was not a party to any litigation or arbitration. Except as disclosed below in Item 5. Other Information, the Company is not aware of any litigation or arbitration that is likely to have a material adverse effect on the Company's consolidated results of operations or financial condition.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Preferred Stock

         In August 2000, the Company closed its offering of Series A convertible preferred stock, which resulted in the sale of 266,047 shares of its preferred stock to "accredited investors" as defined in Rule 501 of Regulation D under The Securities Act of 1933. This sale, which also included 5,614 shares issued to the investment banking firms who handled the placement, resulted in approximately $4 million in gross proceeds to the Company. The preferred stock is designated non-voting, unregistered Series A convertible preferred stock with a par value of $2.00. The preferred stock has a liquidation preference equal to $2.00 per share in the event of any liquidation, dissolution, or winding up of the affairs of the Company. The shares of preferred stock will be converted automatically into common stock upon the earlier of (i) the closing of any Qualifying Sale of shares of common stock or (ii) January 1, 2002. A Qualifying Sale is defined as net proceeds to the Company of at least $10 million from the sale of shares of common stock.

Stock Options

         On May 12, 2000, the Company's Board of Directors, subject to ratification of the stockholders of the Company at its annual meeting held in August 2000, amended the 1999 stock option plan for the directors, officers and employees of the Company (the "Plan"). The amendment limits the number of shares that can be purchased upon exercise of the options to an amount to be determined by the amount of capital raised by the Company from the sale of stock during the period from January 1, 2000 through January 1, 2002. If less than $15 million is raised through the sale of stock, the outstanding options would lapse and no options would be exercisable. If more than $75 million is raised through the sale of stock, the number of shares exercisable would be one times the number of shares subject to the option. If an amount between $15 million and $75 million is raised through the sale of stock during the same period, the number of shares exercisable would be a formula amount as shown below:

          Number of shares to     =        Number of shares        X      Proceeds raised from sale of stock
               be issued                subject to the option             ----------------------------------
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

         The Board of Directors felt this limitation would encourage the officers of the Company to continue to direct their attention to the Company's capital needs. The shares owned by the optionees upon exercise of their options will not be registered and shall be considered restricted shares, which may only be resold pursuant to an effective registration statement, an exemption from registration, or Rule 144.

         The stockholders ratified and approved the amendment to the 1999 Stock Option Plan at their August 14, 2000 Annual Meeting.

Warrants

         On May 12, 2000, the Company's Board of Directors, subject to ratification of the stockholders of the Company at its annual meeting held in August 2000, amended the outstanding Warrants to limit the number of shares that can be issued upon exercise of the Warrant to an amount to be determined by the amount of capital raised by the Company from the sale of stock during the period from January 1, 2000 through January 1, 2002. If less than $15 million is raised through the sale of stock, the outstanding Warrants would lapse and not be exercisable. If more than $75 million is raised through the sale of stock, the number of shares exercisable would be one times the number of shares subject to the Warrant. If an amount between $15 million and $75 million is raised through the sale of stock during the same period, the number of shares exercisable would be a formula amount as shown below:

          Number of shares to     =        Number of shares        X      Proceeds raised from sale of stock
               be issued                exercisable on Warrant            ----------------------------------
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

         The stockholders ratified and approved the issuance of Warrants at their August 14, 2000 Annual Meeting.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of stockholders was held in Duluth, Georgia on August 14, 2000. The purpose of the meeting was to elect five directors; to ratify and approve the Amendment to the 1999 Stock Option Plan; to ratify and approve the Amendment to the outstanding Warrants to purchase the Company's common stock; to consider and act upon the selection of KPMG LLP as independent auditors of the Company for 2000; and to transact such other business as may properly come before the Annual Meeting.

         Set forth below are the results of the election of the Directors of the
Company:

NAME OF NOMINEE                      VOTES "FOR"       VOTES "AGAINST"          ABSTENTIONS
---------------                      -----------       ---------------          -----------
S. Hubert Humphrey, Jr.               1,415,543             15,157                  None
Thomas W. Montgomery                  1,415,543             15,157                  None
Edward F. McKernan                    1,413,784             16,916                  None
C. Simon Scupham                      1,413,584             17,116                  None
Joseph F. Barone                      1,413,584             17,116                  None

         The ratification and approval of the Amendment to the 1999 Stock Option Plan was approved by 1,425,031 votes FOR, 4,169 AGAINST, and 1,500 ABSTAINING.

         The ratification and approval of the Amendment to the outstanding Warrants was approved by 1,408,601 votes FOR, 19,599 AGAINST, and 2,500 ABSTAINING.

         The ratification of the selection of KPMG LLP as the Company's independent auditors for 2000 was approved by 1,427,222 votes FOR, 1,969 AGAINST, and 1,509 ABSTAINING.

         No other business came before the meeting that required a vote of the stockholders.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         The Company filed an 8-K report on July 11, 2000 relating to the shares of preferred stock sold in the private placement to accredited investors.

         EXHIBIT
         NUMBER   DESCRIPTION OF EXHIBIT
         -------  ----------------------
         11       Computation of Earnings Per Share (Attached)

         27.1     Financial Data Schedule (Attached) (for SEC use only)



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   THE WMA CORPORATION (Registrant)




   By:  /s/ Edward F. McKernan                          Date:  November 14, 2000
       -----------------------------------------------
       Edward F. McKernan
       Senior Vice President, Chief Financial Officer,
       Actuary, and Director