Form 10KSB40
period 2000-12-31
WMA CORP
filed 2001-03-20
CIK 947716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to __________

                         Commission file number 0-23637

                               THE WMA CORPORATION
                               -------------------
                 (Name of small business issuer in its charter)

                   Delaware                              58-2179041
                   --------                              ----------
(State or other jurisdiction of incorporation       (I.R.S. Employer
            or organization)                        Identification No.)

  11315 Johns Creek Parkway, Duluth, Georgia               30097
  ------------------------------------------               -----
   (Address of principal executive offices)              (Zip code)

Issuer's telephone number  (770) 248-3311
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for 2000 were $30,042,810.

The aggregate market value of the common stock held by non-affiliates computed on the basis of the price at which the stock was sold was $19,950,100. There is no established market for the shares of common stock.

At March 9, 2001, there were 2,495,010 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]   No  [X]

                                TABLE OF CONTENTS

PART I .............................................................................................     3

ITEM 1.   DESCRIPTION OF BUSINESS ..................................................................     3
ITEM 2.   DESCRIPTION OF PROPERTY ..................................................................    11
ITEM 3.   LEGAL PROCEEDINGS ........................................................................    12
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......................................    12

PART II ............................................................................................    12

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .................................    12
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ................................    12
ITEM 7.   FINANCIAL STATEMENTS .....................................................................    24
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE ....................................................................    24

PART III ...........................................................................................    24

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
           WITH SECTION 16(a) OF THE EXCHANGE ACT ..................................................    24
ITEM 10.  EXECUTIVE COMPENSATION ...................................................................    26
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...........................    27
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........................................    28
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K .........................................................    31

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

The WMA Corporation ("WMA Corporation"), through its subsidiary, WMA Life Insurance Company Limited ("WMA Life"), reinsures certain life insurance policies and annuities sold by "WMA Sales Associates", a network of independent agents associated with "WMA Agency". Unless the context indicates otherwise, "WMA Agency" refers to World Marketing Alliance, Inc., an insurance agency and Georgia corporation, which operates an international financial services, sales and marketing organization, and certain entities and persons with which it is associated primarily for licensing purposes. "WMA Sales Associates" are independent agents who market financial services products through WMA Agency and often hold licenses as registered representatives for the sale of certain securities products through another affiliate, WMA Securities, Inc. ("WMA Securities"), a registered securities broker-dealer. S. Hubert Humphrey, Jr. beneficially owns approximately 34.3% of the Company's common stock and 25.1% of the Company's preferred stock. Mr. Humphrey also owns substantially all of World Financial Group, Inc., a holding company that owns all of WMA Agency and WMA Securities.

The WMA Corporation, incorporated in the state of Delaware in 1995, is a holding company, owning all of the outstanding capital stock of WMA Life, a Bermuda life insurance corporation. WMA Life, also formed during 1995, commenced its reinsurance operations during 1996. The term "Company", as used in this document, refers to WMA Corporation and WMA Life collectively, unless the context requires otherwise.

The Company was formed principally to provide an opportunity for WMA Sales Associates to participate indirectly in certain business produced by WMA Agency. Ownership in the Company creates an incentive for the WMA Sales Associates to place increasing amounts of profitable business, which is intended to enhance the earnings of the Company. To enable certain WMA Sales Associates to purchase the Company's common stock in its 1995 registered, non-underwritten offering, WMA Agency loaned them funds to purchase the shares. These shares have been pledged with WMA Agency as security for the loans and irrevocable voting proxies have been executed in favor of WMA Agency until the loans are no longer outstanding. Considering Mr. Humphrey owns substantially all of World Financial Group, Inc., which owns WMA Agency, he is deemed to beneficially own the 355,927 shares of the Company's common stock pledged as collateral for these loans. The loans are payable from the borrowers' personal funds in 60 equal monthly installments. Many of the loans are scheduled to be paid in full by the end of 2001. As of December 31, 2000, the outstanding balance of these loans was $551,533. At December 31, 2000, WMA Sales Associates and employees of WMA Agency beneficially and directly owned substantially all of the outstanding common stock of the Company.

Reinsurance is the transfer of the economic consequences of certain insurance risks from the ceding company to the reinsurer. Depending upon the type of reinsurance agreement, these risks may include: mortality, persistency, expense and investment. Key considerations in evaluating the risks include: industry experience, the ceding company's pricing and assumptions, the type of product, the ceding company's underwriting practices and procedures, the type of distribution system, the ceding company's recent experience and the market for the product.

The life insurance policies and annuities that are reinsured by the Company are underwritten and issued by three of the major life insurance companies with which WMA Agency has a relationship. These companies, in turn, are subsidiaries of three major international insurance organizations:

         - Western Reserve Life Assurance Co. of Ohio ("Western Reserve"), a subsidiary of AEGON USA, Inc., an indirect subsidiary of AEGON N.V.;

         - American Skandia Life Assurance Corporation ("American Skandia"), an indirect subsidiary of Skandia Insurance Company, Ltd.; and

         - Kemper Investors Life Insurance Company ("Zurich Kemper"), an indirect subsidiary of Zurich Insurance Company.

Western Reserve, American Skandia and Zurich Kemper are referred to collectively as the "Ceding Life Companies". The Company's largest reinsurance relationship is with Western Reserve.

For the year ended December 31, 2000, the Company earned $4.98 million on revenues of $30.04 million. Total assets and stockholders' equity at December 31, 2000 were $56.62 million and $36.59 million, respectively. At December 31, 2000, the Company reinsured over 340,000 variable universal life insurance ("VUL") and variable annuity policies and riders and had life reinsurance in force with an aggregate face amount of $9.38 billion.

POLICIES REINSURED

The Company currently reinsures only two types of insurance products: VUL products and variable annuity products, including their associated riders. The Company derives its life reinsurance revenues from VUL policies issued by Western Reserve and Zurich Kemper and its variable annuity reinsurance revenues from policies issued by Western Reserve and American Skandia.

         - VUL is a flexible premium adjustable life insurance plan that not only offers a form of permanent insurance to the policyholder, but also enables the policyholder, within certain limitations, to change the face amount or death benefit and the timing and amount of the premium payments to meet the policyholder's situation, even after the policy is written. The death benefits and cash values in VUL policies vary to reflect the investment experience of the policy's fixed or separate accounts (i.e., a separate pool of assets, typically mutual funds). The policy may have a guaranteed minimum death benefit while cash values vary with the investment performance of the fixed or separate account.

                  Premiums paid by the policyholder are placed in the insurance company's fixed account or separate accounts for investment in accordance with the policyholder's direction. In a VUL policy, the policyholder retains the investment risk of the separate account. The policyholder may specify, within limits and from time to time, where the assets in the separate account are to be invested. From these accounts, the insurance company deducts charges for the cost of the mortality risk and administrative expenses.

         - Variable annuity contracts provide for flexible premium payments and guarantee that the contract holder will receive a series of periodic payments commencing at a specified date. The amount of the annuity cash values will vary in accordance with the investment experience of the policy's fixed or separate account much in the same manner as a VUL policy. Variable annuities may provide a guaranteed minimum death benefit prior to the commencement of annuity benefit payments.

TYPES OF REINSURANCE AGREEMENTS

The Company, as a reinsurer, currently writes three types of reinsurance: monthly renewable term ("MRT"), coinsurance, and modified coinsurance ("ModCo").

         - Monthly Renewable Term. MRT, a variation of Yearly Renewable Term, also referred to as risk premium reinsurance, is a plan of reinsurance in which the premium rates are not directly related to the premium rates on the original plan of insurance. Under MRT reinsurance, the ceding company reinsures the mortality risk with the reinsurer. The amount reinsured in any one month is not based on the face amount of the policy, but rather on the net amount of risk. The net amount of risk is typically defined as the difference between the death benefit and the cash value of a policy. The ceding company retains responsibility for establishing the policy reserves (reduced for the mortality risk reinsured) as well as the payment of all policy benefits, commissions and expenses involved in issuing and maintaining the business. The reinsurer establishes reserves specific to the mortality risk reinsured.

                  The reinsurer is also subject to persistency risk, although it is not part of the risk transferred. Persistency risk is associated with the possibility that the reinsurer may not be able to recover its acquisition expenses during the life of the policy. MRT reinsurance involves limited risk compared to other forms of reinsurance.

         - Coinsurance. Under a coinsurance arrangement, the insured risks are ceded to the reinsurer on essentially the same basis underwritten by the ceding company. The ceded risks include mortality, lapse, cash surrender and investment risk. The ceding company and the reinsurer share these risks in the same manner.

                  The reinsurer receives a proportionate share of gross premiums from the ceding company and provides expense allowances to the ceding company in recognition of expenses associated with the reinsured policies. Expenses include commissions and costs associated with underwriting, marketing, policy issue and maintenance. The reinsurer also pays the ceding company its proportionate share of death benefits and other policy benefits. The reserves on the ceded portion of the policy are obligations of, and held by, the reinsurer.

         -        Modified Coinsurance. ModCo is a variation of coinsurance.
                  ModCo is similar to coinsurance except the ceding company retains the reserves, and the assets related to the reserves, otherwise recorded and held by the reinsurer. ModCo is used primarily for products that develop cash values and allows the ceding company to retain the associated assets for investment purposes.

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

                                                                                                         REINSURANCE
                                                   PRODUCT                             INITIAL POLICY    COMMENCEMENT
 CEDING COMPANY        REINSURED PRODUCT NAME       TYPE      REINSURANCE TYPE           ISSUE DATE          DATE
----------------      -------------------------    -------  ---------------------     -----------------  ------------
Western Reserve       Freedom Equity Protector       VUL    MRT                        1/92 to 12/99         7/96

Western Reserve       Financial Freedom Builder      VUL    MRT                        8/97 to 3/98          8/97

Western Reserve       Financial Freedom Builder      VUL    Coinsurance and ModCo      4/98 to 12/98         4/98

Western Reserve       Financial Freedom Builder      VUL    MRT                        1/99 to present       10/99

Zurich Kemper         Power VUL                      VUL    MRT                        10/96 to present      10/96

American Skandia      Imperium                       VA     ModCo                      1/97 to present       1/97

Western Reserve       Freedom Wealth Creator         VA     Coinsurance and ModCo      1/98 to present       1/98

Western Reserve       Freedom Premier                VA     Coinsurance and ModCo      10/00 to present      10/00

The agreements initiated in 1996 were written on an MRT basis, reinsuring a portion of mortality risk under the VUL policies issued by the Ceding Life Companies.

The agreements initiated in 1997 and 1998 were written primarily on a ModCo basis with the fixed accounts of the Western Reserve policies being reinsured on a coinsurance basis. This type of reinsurance allows the Company to participate in revenues arising principally from charges for mortality and expenses, cost of insurance, sales charges related to surrenders, credited interest rate spreads, administrative charges and asset based allowances associated with the policies reinsured.

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

During 1999, the Company was unable to secure additional financing at an acceptable cost, which was required to continue reinsuring the VUL and variable annuity business on a coinsurance and modified coinsurance basis at the levels established in its agreements for new business. As a result, Western Reserve recaptured the Financial Freedom Builder ("FFB") VUL policies and riders and 75% of the Freedom Wealth Creator variable annuity policies, issued from January 1, 1999 through September 30, 1999, which were reinsured on a coinsurance and ModCo basis. (The process of recapture enables a ceding company to remove policies from the reinsurance agreement that have been previously ceded to the reinsurer.) At the same time, WMA Life commenced reinsuring, on a MRT basis, the FFB VUL policies and riders issued on or after January 1, 1999 (referred to herein as the "FFB MRT Agreement"). FFB VUL policies and riders issued from April 1, 1998 through December 31, 1998 will continue to be reinsured on a coinsurance and ModCo basis and WMA Life continues to reinsure 10% of the Freedom Wealth Creator variable annuity policies issued from January 1, 1999. WMA Life also continues to reinsure 40% of the Freedom Wealth Creator variable annuity policies issued from January 1, 1998 through December 31, 1998.

Similar to the reduction in the scale of new business reinsured in 1999, effective January 1, 2000, WMA Life and American Skandia agreed to reduce the reinsurance percentage, from 40% to 10%, on all reinsured Imperium variable annuity policies issued from January 1, 2000 through December 31, 2000. Beginning January 1, 2001, the reinsurance percentage will be 40% on all reinsured Imperium variable annuity policies issued from January 1, 2001. WMA Life will continue to reinsure 30% to 40% of the reinsured Imperium variable annuity policies issued from January 1, 1997 through December 31, 1999.

WMA Life and Western Reserve jointly determined to discontinue the reinsurance of Freedom Equity Protector VUL policies issued January 1, 2000 and thereafter due to low sales volume, which is primarily due to the increased production of the FFB VUL product introduced in August 1997. WMA Life will continue to reinsure Freedom Equity Protector VUL policies issued from January 1992 through December 1999.

Effective October 1, 2000, WMA Life and Western Reserve agreed to reinsure 10% of the Freedom Premier variable annuity policies sold by WMA Sales Associates and issued by Western Reserve. Reinsurance of the Freedom Premier product will be conducted on substantially the same terms and conditions as that of the Freedom Wealth Creator except for certain differences in the expense allowances and in the maximum percentage that may be reinsured.

In 2000, the majority of the Company's reinsurance business was ceded by Western Reserve. According to information provided by Western Reserve to the Company for the year ended December 31, 2000, over 63% of the VUL premiums from policies sold by WMA Sales Associates for Western Reserve came from five states, with 44% coming from California alone. Similarly, in 2000, nearly 63% of all variable annuity premiums from policies sold by WMA Sales Associates for Western Reserve came from five states with over 30% coming from California alone. The Company believes its geographic distribution of business bears a similar relationship.

MARKETING - WMA AGENCY

All of the Company's reinsurance business is indirectly the result of WMA Agency's marketing efforts, through business placed with the Ceding Life Companies. The Company does not use reinsurance intermediaries or engage in any direct marketing activities. Therefore, the Company is dependent upon and benefits from WMA Agency marketing those products that the Company reinsures. WMA Agency consists of independent entities, including World Marketing Alliance Inc., which are separate and apart from the Company and in which the Company has no direct or indirect equity interest. The following information has been compiled and provided to the Company by World Marketing Alliance, Inc. and WMA Securities.

As of December 31, 2000, World Marketing Alliance Inc. had 349 employees and WMA Securities had 103 employees. Both companies are located in Duluth, Georgia, a northern suburb of Atlanta. WMA Agency currently markets a variety of life insurance and annuity products in addition to VUL and variable annuities. These products include ordinary life, term life, variable life, universal life, fixed annuities, equity-indexed annuities, long term care, disability and health insurance. WMA Agency markets products for numerous life insurance and annuity companies, among them Western Reserve, American Skandia, Zurich Kemper, and Pacific Life Insurance Company.

WMA Agency contractually regulates all marketing and recruiting literature, distributes product materials and agent bulletins for various insurance companies, and provides administrative resources to WMA Securities for the development of training programs and payment of commissions. WMA Agency encourages WMA Sales Associates to use a variety of business materials it has developed to achieve growth in product sales and distribution. Examples include the Business Format System(C) and a weekly satellite network broadcast. The Business Format System(C), which includes manuals, videotapes and audio tapes, is provided to all new WMA Sales Associates by WMA Agency and offers suggestions on how to build a sales organization. The weekly broadcast offers a one and one-half hour motivational and training program, which is often conducted by life insurance and annuity companies. WMA Sales Associates may also attend various marketing meetings throughout the year and an annual convention sponsored by WMA Agency.

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

WMA Agency's best selling product is VUL, an insurance product in which cash values can accumulate on a tax-deferred basis, typically in the separate accounts of a life insurance company. The separate accounts are managed by outside fund managers. WMA Agency believes that the middle-income market in the U.S. has been largely overlooked by the industry and that VUL is often the best life insurance and retirement product for this market segment. WMA Agency has developed a proprietary software program containing all of WMA Agency's recruiting material, sales illustrations and product data for selected insurance companies. This software includes the Financial Lifestyles Strategy(C) program, which is a needs-based analysis program designed to address a client's particular financial situation and incorporates multiple cross-selling opportunities for WMA Sales Associates.

In order to sell VUL and variable annuity products, WMA Sales Associates must be securities licensed and affiliated with WMA Securities. Additionally, they must have reasonable grounds for believing that the purchase of a VUL or variable annuity product is suitable for the customer based on the facts disclosed by the customer. WMA Sales Associates are required to follow suitability guidelines, developed by the National Association of Securities Dealers ("NASD"), which identify a number of specific factors to be considered in determining product suitability, including the customer's need for insurance coverage, age, investment objectives, risk tolerance, financial condition, existing investment products owned, occupation, and relationships with other broker-dealers. WMA Sales Associates use a New Account Agreement in connection with the sale of products to any customer, which provides for the collection of information with respect to the customer's financial situation and investment objectives. Customers' applications for VUL and variable annuity products submitted by WMA Sales Associates are reviewed by registered principals of WMA Securities to ensure proper registration and licensure of the representative and suitability of the product based on the NASD guidelines. Additionally, many applications are also reviewed by WMA Securities' home office personnel to identify any potential sales practice violations, note any unacceptable marketing or solicitation trends, reassess training initiatives, and develop and establish future controls and procedures.

Regulation of WMA Agency and WMA Securities. WMA Agency and WMA Securities are governed by various regulations relating to the sale and marketing of insurance products and securities, including VUL and variable annuity products. The VUL and variable annuity products marketed by WMA Agency have certain investment features which cause these products to be treated as securities under federal and some states' securities laws. In order to sell these products, a WMA Sales Associate must be individually licensed by state insurance departments, some states' securities agencies and the NASD, must be appointed by insurance companies, and must become affiliated with a registered securities broker-dealer. WMA Securities is a registered broker-dealer. All of the WMA Sales Associates who are licensed to sell VUL and variable annuity products are registered representatives of WMA Securities. WMA Securities also markets mutual funds and discount brokerage services.

As a registered broker-dealer, WMA Securities' operations are subject to periodic examination and review by the NASD, the Securities and Exchange Commission ("SEC"), a federal agency, and by state securities agencies. As a licensed insurance agency, WMA Agency is subject to periodic examination and review by state insurance departments.

In the ordinary course of business, considering the size and national scope of WMA Securities and WMA Agency, it is expected that from time-to-time it will be subject to investigation and possible sanctions by federal and state regulatory agencies. Additionally, regulatory scrutiny and concerns about the adequacy of the supervision of WMA Sales Associates may be further heightened by the status of WMA Sales Associates as independent contractors and not employees of either WMA Agency or WMA Securities. In recent years, the SEC, the NASD and various state regulatory authorities have commenced a variety of regulatory investigations of WMA Securities and WMA Agency raising concerns about their compliance with applicable regulatory standards and appropriate supervision of WMA Sales Associates. Adverse consequences from the investigations could cause a significant interruption in the production of new business reinsured by the Company because of the Company's dependence upon WMA Agency, WMA Securities and WMA Sales Associates for the marketing of new VUL and variable annuity policies, which the Company may thereafter reinsure.

The most significant of the ongoing investigations are summarized below.

SEC and NASD Regulation. In May 1998, the SEC issued a formal Order of Investigation (the "Order") directed at certain alleged activities of WMA Securities and persons employed by or associated with WMA Securities. This investigation was initiated to determine whether any federal securities laws had been violated. WMA Securities is cooperating with the SEC in this investigation. If this investigation reveals one or more violations of the federal securities laws, the Enforcement Division of the SEC may recommend the initiation of administrative proceedings wherein the SEC would seek to prove the violation(s) and further seek the imposition of sanctions against WMA Securities and other culpable parties, which could limit the ability of WMA Securities or certain WMA Sales Associates to conduct business.

WMA Securities notified the NASD in September 1998 that it had not filed all reportable events relating to its registered representatives in accordance with NASD Conduct Rule 3070 on a timely basis. Following an investigation by the Division of Enforcement of NASD Regulation, Inc., in August 2000, WMA Securities signed a consent order and paid a fine in the amount of $125,000 to the NASD. The NASD also required WMA Securities to have an outside consultant perform four periodic reviews under Rule 3070 through June 2002. Aside from the violations WMA Securities reported to the NASD, the NASD has increased the scope of its initial inquiry to include a review of the licensing, sales and marketing practices of WMA Securities and WMA Sales Associates. The Division of Enforcement has requested the production of documents, from WMA Securities and several of its registered representatives, to determine if compensation was paid to unlicensed individuals for securities sales. The Division has also requested testimony from registered representatives of WMA Securities as part of its ongoing investigation that will likely continue throughout 2001. It is possible that as a result of this investigation, the NASD could impose sanctions, which could limit the ability of WMA Securities or certain WMA Sales Associates to conduct business.

State Insurance and Securities Regulation. From time to time, WMA Agency and WMA Securities have been and/or continue to be subject to investigations by various state departments of insurance and other state regulatory authorities, concerning their compliance and supervisory programs and the sales and marketing activities of certain WMA Sales Associates.

State Franchise Law. In December 1998, the California Department of Corporations issued to WMA Agency, WMA Securities and WMA Investment Advisors, Inc. ("WMA Investment Advisors"), a Desist and Refrain Order ("Desist Order") to refrain from further offers or sales of franchises in California. WMA Agency and affiliates have challenged this order on the grounds that their activities do not fall within the scope of the California franchise laws and are pursuing available administrative and judicial remedies in an effort to resolve this issue. While legal counsel to WMA Agency does not believe that the order was validly issued, WMA Agency has reduced its initial processing fee charged to individuals to an amount that it believes will fall within an exemption to the California franchise law, if it is otherwise determined to be applicable. A California Superior Court has upheld the issuance of the Desist Order and an appeal of the Superior Court's decision is pending before a state appellate court. If the Desist Order is ultimately upheld after all rights of appeal have been made, monetary penalties could be imposed on WMA Agency and its affiliates and the manner in which they conduct certain of their business activities could have to be modified. If WMA Agency is fined or its manner of business modified, such a disruption could cause a significant interruption in the production of new business reinsured by the Company due to the Company's dependence upon WMA Agency, WMA Securities, and WMA Sales Associates for the marketing of new VUL and variable annuity policies which the Company may then reinsure.

WMA Securities and WMA Agency have advised the Company that they have been actively engaged in the implementation of a significant number of initiatives designed to improve the effectiveness of their operations and compliance with regulatory requirements. These initiatives were formulated in response to increased regulatory scrutiny and increased demand resulting from the growth of WMA Agency's business. WMA Agency and WMA Securities have devoted and continue to devote the financial and managerial resources that they believe are required to achieve successful implementation and continued oversight of the initiatives. However, there can be no assurance that: (i) the initiatives undertaken by WMA Agency and WMA Securities will be viewed to be successfully implemented; (ii) such initiatives will be viewed by applicable regulatory authorities to be adequately responsive to regulatory concerns; or (iii) WMA Agency and WMA Securities, regardless of the success and responsiveness of their initiatives, will not be subject to substantial sanctions and penalties related to prior conduct which could significantly affect the ability of WMA Agency and WMA Securities to do business.

UNDERWRITING AND POLICY ADMINISTRATION

As an automatic reinsurer, the Company relies upon the underwriting of the Ceding Life Companies on policies that the Company reinsures. The Company reviews and monitors the underwriting standards and procedures of the Ceding Life Companies, including rules used for policy continuations, changes, re-entries, reinstatements and conversions.

The Ceding Life Companies administer policies reinsured by the Company and provide the Company with all information necessary for processing the reinsurance. Management may not have sufficient information to properly evaluate the administration of the business reinsured by the Company or the accuracy of the information provided by the Ceding Life Companies, as it has only conducted a limited review of the administrative practices of the Ceding Life Companies.

The Company's reinsurance agreements give the Company the right to periodically audit the books and records of the Ceding Life Companies to ensure that all business is being properly ceded and administered. To observe the administrative practices and procedures of the Ceding Life Companies, the Company's external auditors have visited Western Reserve and are scheduled to visit American Skandia in early 2001. Company management also communicates frequently with the Ceding Life Companies regarding the administration of the business, business policies and practices, underwriting procedures, quality of business considerations and reinsured policy experience.

FUTURE POLICY BENEFITS

The provision for future policy benefits reflected in the Company's Consolidated Financial Statements are calculated in accordance with generally accepted accounting principles ("GAAP"). Liabilities for future policy benefits under the MRT agreements include provisions for claims in the course of settlement, claims incurred but not reported and expected future claims. The liability is estimated using methods that include assumptions, such as estimates of expected investment yields, mortality, terminations, and expenses, applicable at the time the reinsurance contracts are executed including provision for the risk of adverse deviation.

Liabilities for future policy benefits under the Company's coinsurance agreements equal its contractual percentage of each Ceding Life Company's policyholder obligations, including claims in course of settlement and provision for claims incurred but not reported.

Liabilities for future policy benefits reflected in the Company's Consolidated Financial Statements are based on information provided by the Ceding Life Companies. The reserves established by the Company with respect to individual risks or classes of business may not be the same as those established by Ceding Life Companies due to differing risks and assumptions regarding mortality, persistency, expenses and interest.

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

As a partial hedge against the unpredictability of claims experience, the Company entered into a pool retrocession agreement. Under the pool retrocession agreement, multiple reinsurers participate in the risks ceded by WMA Life. Standard mortality risks in excess of the Company's retention limit of $100,000 per life are retroceded to pool participants which include: ERC Life Reinsurance Corporation, Swiss Re Life & Health America, Inc., The Lincoln National Life Insurance Company and Transamerica Occidental Life Insurance Company.

INVESTMENTS

The Company's investments are selected with the objective of maximizing investment returns consistent with appropriate credit, diversification, tax and regulatory consideration, while providing sufficient liquidity to enable the Company to meet its obligations as a reinsurance company on a timely basis.

The Company utilizes an independent investment advisor and manager to invest the Company's assets in accordance with its investment guidelines. Conning Asset Management Inc. ("Conning") has been the Company's investment manager since June 1998. The performance of, and the fees paid to, Conning are reviewed periodically, by the Company's Board of Directors. Conning has no affiliation with the Company, WMA Agency, or WMA Securities, nor is the Company aware of any affiliation with the Ceding Life Companies. The fees paid to Conning for services rendered during 2000 totaled $62,500.

The state insurance laws in the United States restricting the investments of insurance companies are not applicable to WMA Life. Unlike insurance regulations in the United States, Bermuda law does not limit or regulate investments of WMA Life provided that such investments are made for the Company's potential benefit. The Company has developed specific investment guidelines that stress diversification of risk, conservation of principal and liquidity. The Company's investments, however, will be subject to market risks and fluctuations, as well as to the risks inherent in particular securities. The Company's Board of Directors has established an investment committee to periodically review the guidelines and investment portfolio and to make recommendations to the Board of Directors regarding any changes. The Company's Board of Directors reviews the guidelines annually.

COMPETITION

The Company is dependent upon WMA Agency for the marketing of the VUL and variable annuity products that the Company reinsures. WMA Agency faces intense competition in the sale of these products from the independent and captive agency forces and marketing organizations of major life insurance companies, as well as from broker-dealers, financial institutions and other companies marketing investment related products. Many of WMA Agency's competitors have substantially greater financial and marketing resources than WMA Agency. The Company believes that many large insurance companies have begun devoting significant resources to the development and marketing of VUL and variable annuity products that directly compete with those sold through WMA Agency and reinsured by the Company. Competition for sales agents with demonstrated ability is also intense.

The Company has made a considered decision to focus the Company's energies on existing WMA Agency relationships, consistent with its business strategies, rather than developing relationships with other independent entities. This decision has had a positive impact on the Company, as it believes that it has been able to secure more favorable reinsurance agreements than may have been otherwise obtainable due to the leverage it has as a result of the WMA Agency relationship. As the Company matures and develops more resources, it intends to develop relationships with non-WMA Agency related entities.

REGULATION OF WMA LIFE

Bermuda. WMA Life is a Bermuda insurance company, registered as a long-term insurer under the Insurance Act 1978, as Amended, (the "Insurance Act"), and is subject to regulation and supervision in Bermuda. A long-term insurer is one that issues life, annuity or accident and disability contracts for periods of five years or more. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a Principal Representative in Bermuda. WMA Life's Principal Representative is CFM Insurance Managers Ltd., a member of the Mutual Risk Management Ltd. group, and its principal office is located at 44 Church Street, Hamilton HM 12, Bermuda.

Among other things, Bermuda statutes and regulations require WMA Life to maintain a minimum level of statutory capital and surplus, meet prescribed solvency standards, limit transfers of ownership of its capital shares, and submit to annual examinations of its financial conditions. Furthermore, Bermuda statutes limit the ability of WMA Life to pay dividends. These statutes and regulations, to some extent, may restrict the ability of WMA Life to write reinsurance policies and distribute funds to WMA Corporation. The Insurance Act also grants the Minister of Finance powers to supervise, investigate and intervene in the affairs of insurance companies. These statutes and regulations are for the benefit of policyholders of insurance companies and not investors.

Bermuda law restricts the payment of dividends by WMA Life to WMA Corporation. WMA Life may not declare or pay a dividend or make a distribution out of contributed surplus if there are grounds for believing that (i) WMA Life is, or after the payment would be, unable to pay its liabilities as they become due; or
(ii) the realizable value of WMA Life's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. As approved by the directors of WMA Life, during fiscal year 2000, WMA Life paid dividends of $3.4 million to WMA Corporation. WMA Life's 2000 Annual Statutory Financial Statements and Statutory Financial Return are to be filed with the Registrar of Companies in Bermuda on or before April 30, 2001.

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

Occasionally, there have been Congressional and other initiatives in the United States regarding the supervision and regulation of the insurance industry, including proposals to supervise and regulate alien reinsurers. While none of these proposals have been adopted to date on either the federal or state level, there can be no assurance that federal or state legislation will not be enacted subjecting WMA Life to supervision and regulation in the United States. No assurance can be given that if WMA Life were to become subject to any laws of the United States or any state thereof, at any time in the future, it would be in compliance with such laws, which could have a material adverse effect on WMA Life's operations.

EMPLOYEES

The Company currently employs two executives and six professional and administrative staff persons. Due to increasing complexities associated with the growing business in force, the increasing duration of the reinsurance agreements, and diversification of the business reinsured, Company management is considering hiring additional employees during the year 2001.

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

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 2000, the Company was not a party to any litigation or arbitration. Except as disclosed in Item 1. Description of Business - Marketing
- WMA Agency, the Company is not aware of any legal proceedings that are likely to have a material adverse effect on the Company's consolidated results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No public trading market existed for the Company's common stock during 2000.

At December 31, 2000, the Company had 2,495,010 shares of common stock outstanding and approximately 800 stockholders.

The Company did not pay or declare a dividend on its common stock during fiscal year 2000.

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

All of the Company's reinsurance business is indirectly the result of the marketing efforts of WMA Agency, through business placed with the Ceding Life Companies. The Company does not use reinsurance intermediaries or engage in any direct marketing activities. Therefore, the Company is dependent upon and benefits from WMA Agency to market those products that the Company reinsures.

In February 2001, the Company was informed that AEGON Asset Management Services, Inc., an indirect wholly owned subsidiary of AEGON N.V., is negotiating the purchase of certain assets of the Company's affiliates, World Marketing Alliance, Inc. and WMA Securities. No other details regarding the proposed transaction have been disclosed pending the completion and execution of a definitive agreement and approval of AEGON N.V.'s Board of Directors. The proposed asset purchase does not include any assets or securities of the Company. It is unclear what impact, if any, the proposed transaction will have upon the reinsurance business of the Company.

The following tables show, by Ceding Life Company, the percentage of WMA Agency business reinsured by the Company:

                         LIFE INSURANCE APPLICATIONS(1)

      CEDING LIFE COMPANY                        2000      1999      1998
      -------------------                        ----      ----      ----

      Western Reserve                              69%       78%       81%
      Zurich Kemper                                 1%        3%        4%
                                                 ----      ----      ----
      Total % Subject to Reinsurance               70%       81%       85%
      Total % Not Subject to Reinsurance           30%       19%       15%
                                                 ----      ----      ----
      Total % Applications Submitted              100%      100%      100%

                            ANNUITY APPLICATIONS(1)

      CEDING LIFE COMPANY                        2000      1999      1998
      -------------------                        ----      ----      ----
      Western Reserve                              68%       66%       44%
      American Skandia                             12%       12%       16%
                                                 ----      ----      ----
      Total % Subject to Reinsurance               80%       78%       60%
      Total % Not Subject to Reinsurance           20%       22%       40%
                                                 ----      ----      ----
      Total % Applications Submitted              100%      100%      100%

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

The percentage of business reinsured by Ceding Life Company and product will vary from period to period as a result of increases or decreases in sales of products reinsured by the Company relative to products that are not reinsured by the Company. By example, Western Reserve introduced a new VUL product, the WRL Freedom Elite, in November 1999 for sale by WMA Sales Associates. The Company is presently in negotiations on a reinsurance agreement for this product. However, during 2000, sales of this product have progressively increased which has resulted in a smaller portion of WMA Agency's total business reinsured by the Company.

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

At December 31, 2000, WMA Life's reinsurance in force on life insurance policies and riders constituted 296,674 policies and riders with an aggregate face amount of $9.38 billion. This is an increase of 36,318 life insurance policies and riders, or 14%, and $1.35 billion of in force face amount, or 17%, from December 31, 1999.

At December 31, 2000, WMA Life had reinsurance in force with respect to variable annuities for 43,819 policies with reinsured annuity benefits of $310.06 million. This represents an increase of 19,336 policies, or 79%, and a decrease of $14.77 million of annuity contract benefits, or 5%, from December 31, 1999. Policyholders have directed most of their assets to be invested in the separate accounts of the reinsured policies, with a majority invested in equities. Accordingly, the decrease in reinsured annuity contract benefits is reflective of decreases in the equity markets during 2000. Further, although overshadowed by the underlying investment performance of the policies reinsured, growth in the reinsured annuity contract benefits is lower than the increase in the number of annuity policies because the reinsurance percentages on variable annuity business reinsured during 2000 have been reduced from prior periods (see "Coinsurance and Modified Coinsurance" below).

The following table indicates the percentage of WMA Life's reinsurance revenues derived from each Ceding Life Company:

CEDING LIFE COMPANY             2000      1999      1998
-------------------             ----      ----      ----
Western Reserve                   88%       88%       89%
American Skandia                  10%        9%        9%
Zurich Kemper                      2%        3%        2%
                                ----      ----      ----
      Total                      100%      100%      100%

MRT REINSURANCE

WMA Life's reinsurance indemnity agreements include three MRT agreements relating to VUL policies. The following table indicates the Ceding Life Companies that issue the policies underlying the MRT reinsurance, the names of the insurance products currently reinsured by the Company, policies reinsured under each agreement, and the commencement date of the reinsurance.

                                                                         REINSURANCE
                                                     INITIAL POLICY      COMMENCEMENT
CEDING COMPANY         REINSURED VUL PRODUCT NAME      ISSUE DATE            DATE
--------------         --------------------------    --------------      ------------
Western Reserve        Freedom Equity Protector         1/92 to 12/99         7/96
                       Financial Freedom Builder        8/97 to 3/98          8/97

                                                        10/96 to
Zurich Kemper          Power VUL                        present              10/96

                                                        1/99 to
Western Reserve        Financial Freedom Builder        present              10/99

MRT reinsurance is a variation of Yearly Renewable Term Insurance. The reinsurance of the VUL policies includes business previously and currently being sold by WMA Sales Associates and issued by Western Reserve and Zurich Kemper. Under the MRT reinsurance agreements, WMA Life assumes a portion of the mortality risk related to the VUL policies written by Western Reserve and Zurich Kemper. During 2000, the Western Reserve MRT agreements have been amended as described below.

Effective January 1, 2000, WMA Life ceased reinsuring Freedom Equity Protector VUL policies issued January 1, 2000 and thereafter. WMA Life and Western Reserve jointly determined to discontinue the reinsurance of Freedom Equity Protector VUL policies issued January 1, 2000 and thereafter due to low sales volume, which is primarily due to the increased production of the FFB VUL product introduced in August 1997. WMA Life continues to reinsure in force Freedom Equity Protector VUL policies issued from January 1992 through December 1999.

During the fourth quarter of 2000, WMA Life and Western Reserve amended the FFB MRT Agreement extending the period upon which WMA Life may exercise its option to convert the MRT reinsurance to coinsurance and ModCo reinsurance on all business, issued and reinsured on or after January 1, 1999, until March 31, 2003. Among certain other considerations, WMA Life agreed to not irrevocably retrocede the reinsured business to a third party, which would otherwise finance the cost associated with the conversion of the MRT reinsurance to coinsurance and ModCo.

COINSURANCE AND MODIFIED COINSURANCE

Under a coinsurance arrangement, the reinsurer assumes a proportionate share of the risks and expenses and receives a proportionate share of the premiums and revenues from the underlying policies. Additionally, under coinsurance the reinsurer must establish a proportionate share of the policy reserves. Modified coinsurance is a variation of coinsurance. ModCo is similar to coinsurance except that the ceding company retains the reserves, and the assets related to the reserves, which would otherwise be recorded and held by the reinsurer.

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

                                                                                                  REINSURANCE
                                               PRODUCT                          INITIAL POLICY   COMMENCEMENT
CEDING COMPANY      REINSURED PRODUCT NAME      TYPE    REINSURANCE TYPE          ISSUE DATE         DATE
----------------    -------------------------  -------  ---------------------   ---------------  ------------

Western Reserve     Financial Freedom Builder    VUL    Coinsurance and ModCo     4/98 to 12/98      4/98

Western Reserve     Freedom Wealth Creator       VA     Coinsurance and ModCo     1/98 to            1/98
                                                                                  present

Western Reserve     Freedom Premier              VA     Coinsurance and ModCo     10/00 to          10/00
                                                                                  present

American Skandia    Imperium                     VA     ModCo                     1/97 to            1/97
                                                                                  present

Due to the nature of the VUL and variable annuity products reinsured, the Company is significantly insulated from the impact of changes in investment yields as the policyholders retain virtually all of the investment risks. However, on an overall basis, a decline in investment yields is expected to cause a decrease in the Company's revenues under its ModCo agreements, as the account values upon which some of the Company's revenues are calculated would presumably be lower. Accordingly, the Company's income will be smaller. Conversely, an increase in investment yields is expected to have the opposite effect. Business issued and in force, under the coinsurance and modified coinsurance agreements, during 1998, 1999 and early 2000, have experienced favorable investment yields, which have resulted in increased earnings during these periods. Moreover, the increased asset base, greater than otherwise assumed, has resulted in increased anticipated future gross profits as used in amortizing the associated deferred acquisition costs (see "Accounting" below). Conversely, a reduction in investment yields, as experienced in the latter half of 2000, may result in a decrease in future revenues and anticipated future gross profits from that otherwise assumed, thereby resulting in lower earnings during future periods. If mortality experience is worse than assumed (i.e., higher claims), it is expected to cause a decrease in current and future revenues that would have otherwise resulted from the policies reinsured. Conversely, if mortality experience is better than assumed (i.e., lower claims), it is expected to cause an increase in current and future revenues that would have otherwise resulted from the policies reinsured.

During 2000, the coinsurance and modified coinsurance agreements have been amended as described below.

Effective January 1, 2000, WMA Life and American Skandia agreed to reduce the reinsurance percentage, from 40% to 10%, on all reinsured Imperium variable annuity policies issued from January 1, 2000 through December 31, 2000. Beginning January 1, 2001, the reinsurance percentage will be 40% on all reinsured Imperium variable annuity policies issued from January 1, 2001. WMA Life will continue to reinsure 30% to 40% of the reinsured Imperium variable annuity policies issued from January 1, 1997 through December 31, 1999.

During the fourth quarter of 2000, WMA Life and Western Reserve amended the variable annuity coinsurance and modified coinsurance agreement extending the period upon which WMA Life may elect to increase the reinsurance percentages on all variable annuity business, issued and reinsured on or after January 1, 1999, until December 31, 2002. The reinsurance percentages may be increased up to a maximum ranging from 40% to 50%. Among certain other considerations, WMA Life agreed to not irrevocably retrocede the reinsured business to a third party, which would otherwise finance the cost associated with increasing the reinsurance percentage.

Effective October 1, 2000, WMA Life and Western Reserve agreed to reinsure 10% of the Freedom Premier variable annuity policies sold by WMA Sales Associates and issued by Western Reserve. Reinsurance of the Freedom Premier product will be conducted on substantially the same terms and conditions as that of the Freedom Wealth Creator except for certain differences in the expense allowances and maximum percentage that may be reinsured.

In 2000, the majority of the Company's reinsurance business was ceded by Western Reserve. According to information provided by Western Reserve to the Company for the year ended December 31, 2000, over 63% of the VUL premiums from policies sold by WMA Sales Associates for Western Reserve came from five states, with 44% coming from California alone. Similarly, in 2000, nearly 63% of all variable annuity premiums from policies sold by WMA Sales Associates for Western Reserve came from five states with over 30% coming from California alone. The Company believes its geographic distribution of business bears a similar relationship.

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

Net investment income is the gross income earned from the invested assets less the applicable investment management expenses and custodial fees.

WMA Life defers costs that vary with and are directly associated with the acquisition of the reinsured policies. These expenses are deferred to the extent that such costs are deemed recoverable from future policy revenues in accordance with GAAP and are recorded as deferred acquisition costs on the balance sheet. Deferred acquisition costs were $42.75 million at December 31, 2000, an increase of $3.00 million, or 8%, from December 31, 1999.

Deferred acquisition costs are amortized over the lives of the underlying policies (with regard to the terms of the reinsurance agreement). Under the MRT agreements, the rate of amortization depends on the approach utilized, static or dynamic, and is based upon assumptions applicable at the time the policies are reinsured, such as estimates of expected investment yields, mortality, persistency and expenses. Under the static approach, the amortization is in proportion to the ratio of premiums collected during the then current period to total anticipated premiums. Under the dynamic approach, the amortization under the static approach is adjusted to reflect actual insurance in force. To the extent fewer policies persist than otherwise anticipated the amortization will be greater, as compared to the static approach. Conversely, to the extent more policies persist than otherwise anticipated, the amortization will be smaller.

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

During 2000, the Company's mortality experience on business reinsured under its MRT agreements resulted in lower earnings due to more claims than otherwise anticipated. Actual death claims were approximately 104% of expected death claims. However, due to the Company's limited experience, the results cannot be viewed as credible indicators of future experience. By example, this claim experience compares to actual claims of approximately 75% of expected claims during 1999.

Although subject to a correction, the Company's persistency experience through year-end 2000 was worse than anticipated by less than 1%. The variation of experience from year to year is relatively minor and is expected to have little impact on future revenues from business in force. However, due to the Company's very limited experience, the results are not credible indicators of future experience. It is not known whether the Company's recent experience is temporary, due to normal random fluctuations or permanent.

Under the coinsurance and ModCo agreements, the amortization of the deferred acquisition costs is in proportion to the ratio of gross profits recognized during the then current period to total anticipated future gross profits. During each accounting period, assumptions used in calculating the amortization of the Company's deferred acquisition expense reflect actual experience for the then current accounting period. Management also reviews, on a periodic basis, evolving experience with regard to the Company's assumptions, concerning future experience with regard to mortality, persistency, investment yields and expenses, in determining its estimate of anticipated future gross profits. The period of observation is from October 1 of the previous calendar year through September 30 of the current calendar year. If management believes variances from expected assumptions are permanent, assumptions used with regard to future experience will be changed. Upon adoption of any change in assumptions used with regard to future experience, the amortization of the Company's deferred acquisition cost will be recalculated and reflected during the then current accounting period.

Variable Annuity Coinsurance and Modified Coinsurance Agreements. During the period of observation, with regard to the Company's variable annuity reinsurance, withdrawals, surrenders and investment yields were greater than the Company's estimates for these items. On the other hand, death claims were less than the Company's estimates. Considering the emerging experience, Company management revised its future estimates of surrender and partial withdrawal rates accordingly. The Company's best estimate with regard to future investment yield experience was already reflected in the Company's calculation of anticipated future gross profits. Accordingly, this assumption was not changed.

On the American Skandia variable annuity reinsurance, the number and amount of death claims lie between 55% and 66% of expected claims; previous year claim amounts were greater than expected, while the number of claims nearly equaled the number of expected claims. Similarly, for the Western Reserve variable annuity reinsurance, the number and amount of death claims lie between 25% and 46% of expected claims; previous year claim amounts were less than expected. Nonetheless, variances in claim experience are to be expected considering the number of variable annuity policies reinsured. Management believes the variances in claim amounts are anomalies and do not justify a change in assumptions used with regard to future experience.

The higher than expected surrender rates during 1999 and 2000 primarily reflect activity through the first four durations of the American Skandia policies in force, and the first three durations of the Western Reserve policies in force. Considering the surrender rate activity continues to exhibit higher rates than expected by the Company, management revised its assumptions for policy durations one through seven with regard to business reinsured from Western Reserve, and durations two through four with regard to the American Skandia reinsurance. Company management believes its remaining future experience assumptions reflect surrender rates consistent with the Company's experience and expectations. Nonetheless, Company management will continue to evaluate its surrender rate experience; especially considering prior activity greater than expected may be attributed to the favorable market performance over the periods observed.

The higher than expected partial withdrawal rates have endured for several years. Consistent with the Company's experience, management revised its assumptions regarding anticipated partial withdrawal activity. Similar to the Company's surrender rate experience, Company management will continue to evaluate its partial withdrawal experience; especially considering that activity which was greater than expected may be attributed to the favorable market performance over the periods observed.

In addition to the above, the Company also revised its assumptions to reflect lower acquisition expenses on the Western Reserve variable annuity reinsurance.

VUL Coinsurance and Modified Coinsurance Agreement. During the period of observation, with regard to the Western Reserve VUL policies reinsured on a coinsurance and ModCo basis, surrenders and investment yields were greater than the Company's estimates for these items, and death claims were less than Company estimates. Revenues from surrender charges, policy loads and cost of insurance charges closely matched the Company's experience assumptions.

Reflecting favorable experience over the observation period from October 1, 1999 through September 30, 2000 death claims were approximately 83% of expected. Cumulative death claim experience on this specific business is approximately 98% of expected claim amounts. Although subject to a correction, the Company's persistency experience through year-end 2000 was worse than anticipated by less than 5%. Recognizing the Company's revision of its surrender rates assumptions during 1999, and experience emerging under the Company's MRT agreements, management believes the variances in surrender rates during the observation period are anomalies and do not justify a change in assumptions used with regard to future experience at this time. In addition to the above, the Company also revised its assumptions to reflect lower acquisition expenses on the Western Reserve VUL coinsurance and ModCo reinsurance. The Company's best estimate with regard to future investment yield experience was already reflected in the Company's calculation of anticipated future gross profits. Accordingly, this assumption was not changed.

Recognizing the changes in the Company's future experience assumptions, under its coinsurance and modified coinsurance agreements, resulted in an increase in the amortization of the Company's deferred acquisition cost during 2000 by approximately $315,000, or 4%. To date, management believes the assumptions used regarding its estimate for anticipated future gross profits are appropriate for its circumstances.

Life insurance claims settled, claims reported and changes in estimates of claims incurred but not reported related to reinsured VUL policies are recorded as Benefits, claims and settlement expenses on the Consolidated Financial Statements. The change in the liability for future policy benefits is recorded separately as Change in future policy benefits in the Consolidated Financial Statements.

The liability for future policy benefits was $8.03 million at December 31, 2000, an increase of $3.53 million, or 79%, compared to the same period in 1999. The liability at December 31, 2000 is comprised of two components: (i) liabilities under the Company's MRT reinsurance agreements, and (ii) liabilities related to the coinsurance of VUL and variable annuity policyholder obligations. The liability, with regard to the MRT reinsurance, represents the present value of future benefits to be paid and related expenses, less the present value of future net premiums (that portion of the premium required to provide for all benefits and expenses). The liability for the fixed account portion of the reinsured Western Reserve VUL and variable annuity policies is equal to reinsured policy account balances. The separate account portions of the Western Reserve VUL and the Western Reserve and American Skandia variable annuity policies are reinsured on a modified coinsurance basis and, accordingly, the ceding companies retain the reserves and the assets related to the reserves in their respective separate accounts. To date, management believes the assumptions used regarding its liability for future policy benefits are appropriate for its circumstances.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2000 Compared to Twelve Months Ended December 31, 1999.

Revenues. Revenues increased by $7.38 million, or 33%, for the twelve months ended December 31, 2000 compared to the same period in 1999. The increase was primarily attributable to the growth in premiums associated with the MRT agreements.

Premiums. Premiums increased by $6.93 million, or 71%, for the twelve months ended December 31, 2000 compared to the same period in 1999. Policies and riders reinsured on a MRT basis increased by 40,627, or 19%, to 257,307 at December 31, 2000 from 216,680 at December 31, 1999. The majority of the increase is attributable to the FFB MRT Agreement entered into with Western Reserve in October 1999. The increase in premiums due to the FFB MRT Agreement was $6.62 million for the year ended December 31, 2000. The remaining increase in premiums was attributable to the increasing duration of the policies in force since the reinsurance premiums increase with the advancing age of the insured.

Reinsured Policy Revenues. Reinsured policy revenues decreased by $612,000, or 5%, for the twelve months ended December 31, 2000 compared to the same period in 1999. These revenues reflect policy cost of insurance charges, mortality and expense charges, policy administration, asset based allowances and deferred sales charges under the coinsurance and ModCo agreements, as they relate to universal life-type contracts.

The revenue decrease was attributable to the VUL coinsurance and ModCo agreement with Western Reserve. Of the $12.89 million Reinsured policy revenues for the twelve months ended December 31, 2000, $6.19 million was attributable to the VUL coinsurance and ModCo agreement with Western Reserve compared to $9.02 million for the same period in 1999, a decrease of $2.83 million, or 31%. As illustrated by the following table, revenues for the twelve months ended December 31, 1999 included revenues associated with VUL policies issued and reinsured during 1999, which are no longer reinsured by the Company on a coinsurance and modified coinsurance basis. Thus, although revenues are increasing on in force reinsurance associated with policies issued during 1998, the comparative decrease reflects the recapture effective October 1, 1999, of VUL policies issued and reinsured during 1999. (The process of recapture enables the ceding company to remove policies, or a portion of the policies, from the reinsurance agreement previously ceded to the reinsurer.)

                      COINSURANCE AND MODIFIED COINSURANCE
                          REINSURED VUL POLICY REVENUES

                                     TWELVE MONTHS ENDED       TWELVE MONTHS ENDED
POLICY ISSUE DATES                    DECEMBER 31, 2000         DECEMBER 31, 1999         CHANGE IN REVENUES
------------------                   -------------------       -------------------        ------------------
Policies Issued During 1998               $ 6,194,956              $ 5,854,058               $    340,898
Policies Issued During 1999                        --                3,166,148               $ (3,166,148)
                                          -----------              -----------               ------------
      Total                               $ 6,194,956              $ 9,020,206               $ (2,825,250)
                                          ===========              ===========               ============

The remaining $6.70 million of Reinsured policy revenues was attributable to the variable annuity reinsurance agreements compared to $4.49 million for the same period in 1999, an increase of $2.21 million, or 49%. Comparatively, revenues for the twelve months ended December 31, 1999 also included $520,000 of revenues associated with a portion of the Western Reserve variable annuity policies no longer reinsured by the Company. (Effective October 1, 1999, Western Reserve recaptured 75% of the variable annuity policies issued and reinsured by the Company from January 1, 1999 through September 30, 1999.) Thus, although mitigated by the recapture of certain variable annuity business by Western Reserve during 1999, the Company's Reinsured policy revenues resulting from the variable annuity reinsurance have continued to increase due to the remaining business in force and new business reinsured under the Western Reserve and American Skandia coinsurance and modified coinsurance agreements.

Net Investment Income and Net Realized Gain (Loss) on Investments. Net investment income increased by $178,000, or 51%, for the twelve months ended December 31, 2000 compared to the same period in 1999. Investment income is earned from investments in fixed income securities and cash equivalents. Investment expenses of $68,000 and $72,000 for the twelve month periods ended December 31, 2000 and 1999, respectively, related to investment advisor fees and custodial fees and were netted with gross investment income excluding realized gains and losses. The increase in net investment income was primarily due to the increased size of the Company's portfolio and increasing investment yields on new purchases of fixed income securities. The sale of the fixed income securities for the twelve months ended December 31, 2000 resulted in a Net realized gain on investments of $2,606 compared to the Net realized loss on investments of $66,000 reported for the same period in 1999. A Net realized gain is the result of selling securities after a decrease in market yields subsequent to their purchase; a decrease in market yields causes an increase in the market value of invested securities.

Loss on Recapture of Business. The recapture of business by Western Reserve during the fourth quarter of 1999 resulted in a loss of $823,000 for the twelve months ended December 31, 1999. This loss related to the recapture of the Financial Freedom Builder VUL policies and riders and 75% of the Freedom Wealth Creator variable annuity policies, issued from January 1, 1999 through September 30, 1999, which were reinsured on a coinsurance and ModCo basis with Western Reserve. Of the $823,000 Loss on recapture of business, $556,000 related to the VUL coinsurance and modified coinsurance business. The balance of $267,000, related to the variable annuity coinsurance and ModCo business. No recapture occurred during 2000.

Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses increased by $3.05 million, or 68%, for the twelve months ended December 31, 2000 compared to the same period in 1999. The increase was the result of greater claims activity than otherwise expected, an increase in volume of business in force, and increasing age of the business in force. The amount of business in force at December 31, 2000 was $9.38 billion compared to $8.03 billion at December 31, 1999, which represented a $1.35 billion, or 17% increase.

The Company's profitability, in part, depends on the volume and amount of death claims incurred. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods, and are subject to fluctuation from quarter to quarter and year to year. Claims paid plus those incurred in 2000 were approximately 5% higher than otherwise expected based upon management estimates and prior claims activity. Management estimates net income was $200,000 lower for the year due to this higher than expected claims activity. Comparatively, claims paid plus those incurred in 1999 were approximately 15-20% lower than otherwise expected based on management estimates and prior claims activity. Accordingly, estimated additional net income was $750,000 higher for 1999 due to the lower than expected claims activity. Management believes that this activity is not indicative of future experience, as there is no sustained pattern of demonstrative loss and because of normal random fluctuation in claims activity.

Change in Future Policy Benefits. Change in future policy benefits increased by $1.74 million, or 554%, for the twelve months ended December 31, 2000 compared to the same period in 1999. The liability for future policy benefits under the Company's MRT reinsurance agreements increased by $2.05 million, or 188%, from $1.09 million at December 31, 1999 to $3.14 million at December 31, 2000. The increase primarily resulted from the FFB MRT Agreement the Company entered into with Western Reserve in the fourth quarter of 1999 to reinsure 20% of the FFB VUL policies issued January 1, 1999 and after.

Reinsurance Premium Allowances, Net. Net reinsurance premium allowances increased by $2.18 million, or 41%, for the twelve months ended December 31, 2000 compared to the same period in 1999. Gross reinsurance premium allowances represent a portion of reinsurance premiums paid or allowed by WMA Life to the Ceding Life Companies for each policy reinsured. A certain portion of the gross reinsurance allowances, with regard to the production of new business was related to the Company's share of commissions, underwriting costs and other expenses from the production of new business incurred by the Ceding Life Companies on the business reinsured. These amounts have been deferred to the extent that such costs are deemed recoverable from future policy revenue in accordance with GAAP. The balance of those amounts not deferred is reflected as net reinsurance premium allowances and are often a level percentage of individual policy revenues. Similar to the increase in revenues, the increase in net reinsurance premium allowances was due to an increase in the business placed under the FFB MRT Agreement, placement of the variable annuity business reinsured on a coinsurance and ModCo basis, and the MRT premiums in force.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased by $227,000, or 6%, for the twelve months ended December 31, 2000 compared to the same period in 1999. The increase in amortization of deferred acquisition costs was attributable to increased reinsured policy revenues on variable annuity business reinsured and the placement of new business.

Amortization for business reinsured on a coinsurance and ModCo basis was $3.90 million for the twelve months ended December 31, 2000 as compared to $3.62 million for the same period in 1999, an increase of $282,000 or 8%. The increase in amortization is attributable to an increase in gross profits during 2000 from business in force and new business reinsured. Comparatively, the amortization recorded for 1999 included amortization of deferred acquisition expenses associated with the Western Reserve VUL coinsurance and modified coinsurance business which was recaptured on October 1, 1999 and is no longer included. Amortization includes unlocking of future experience assumptions used in the calculation of the amortization of deferred acquisition costs on universal life type contracts (see further discussion above in "Accounting").

Amortization of deferred acquisition costs for business reinsured on a MRT basis was $116,000 for the twelve months ended December 31, 2000 as compared to $171,000 for the same period in 1999, a decrease of $55,000 or 32%. The rate of amortization will fluctuate from period to period because of variations in policy persistency. While persistency in 1999 was better than in 2000, in aggregate, the decrease in 2000 may be attributable to variations in the mix of business. Premiums on the MRT business were $16.62 million for the twelve months ended December 31, 2000 compared to $9.69 million for the same period in 1999, an increase of 72%. Amortization on MRT business is decreasing relative to total MRT premiums. Amortization was 0.7% of premium revenues for the twelve months ended December 31, 2000 versus 1.8% for the same period in 1999. The Company expects this decrease in MRT amortization relative to total MRT premiums to continue as there are no deferred acquisition costs associated with the FFB MRT Agreement.

Professional Fees and Other Expenses. Professional fees and other expenses increased by $273,000, or 29%, for the twelve months ended December 31, 2000 compared to the same period in 1999. Expenses include professional fees for legal, actuarial and accounting expenses incurred, operating expenses, and other miscellaneous expenses. The increase in expenses was primarily associated with an increase in salaries due to the employment of additional staff in 2000. The increase was also attributable to increases in legal, accounting and actuarial fees for general corporate activities, tax consulting and actuarial consulting services.

Fees to World Marketing Alliance, Inc. Fees to World Marketing Alliance, Inc. remained the same for the twelve months ended December 31, 2000 compared to the same period in 1999. Fees to World Marketing Alliance, Inc. consist of corporate services and rent expenses. The Company has a sublease agreement with World Marketing Alliance, Inc. pursuant to which the Company pays annual rent of $18,675 for 1,500 square feet of office space. The Company also has a Corporate Services Agreement whereby WMA Agency provides corporate services to the Company for a fixed monthly fee of $2,250, adjusted as necessary on an annual basis.

Interest Expense. Interest expense decreased by $489,000, or 42%, for the twelve months ended December 31, 2000 compared to the same period in 1999. During the corresponding period in 1999, Interest expense included reinsurance fees associated with the deferred settlements on the variable annuity and VUL policies which are no longer applicable. The decrease is also due to debt principal repayments totaling $5.03 million on the line of credit and, to a lesser extent, the restructuring in 1999 on the debt owed to Money Services, Inc., which included a decrease in the interest rate from 9% to 7.5%.

Income Taxes. Income taxes decreased by $405,000, or 18%, for the twelve months ended December 31, 2000 compared to the same period in 1999. Taxable income (calculated on a statutory basis) emerged during 2000, which is attributable to the reduction in new business reinsured under the Company's coinsurance and ModCo agreements. The Company's effective tax rate was 26% and 34% for 2000 and 1999, respectively. Current tax expense of $411,000 was payable as of December 31, 2000. The remaining Income tax expense for the twelve months ended December 31, 2000 as well as the Income tax expense for all of 1999 was deferred in accordance with GAAP.

Net Income. As a result of the foregoing, Net income for the twelve months ended December 31, 2000 was $5.13 million compared to $4.32 million for the twelve months ended December 31, 1999, an increase of $813,000, or 19%.

LIQUIDITY AND CAPITAL RESOURCES

The principal sources of the Company's cash flow have been premiums received from the Ceding Life Companies, investment income, proceeds from the sale of invested assets, issuance of the Company's common and preferred stock, and short and long term financing. In addition to the need for cash flow to meet operating expenses, the liquidity requirements of the Company relate primarily to the payment of gross reinsurance allowances, investment purchases, debt service and reinsurance claims.

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

Under the coinsurance and modified coinsurance agreements, since the Company is reinsuring risks on essentially the same plan as that of the original policy, reinsurance premiums are materially greater than premiums paid on the MRT reinsurance. During the first year in which a policy is reinsured on a coinsurance basis, the Company is required to reimburse the Ceding Life Company for its share of acquisition costs, including first year commissions and issuance expenses. Thereafter, the Company reimburses the Ceding Life Company for its share of renewal commissions and maintenance expenses. Further, under modified coinsurance, the Company will allow the Ceding Life Company to retain assets related to reserves in support of reinsured policy benefits (e.g., cash values). Accordingly, because of the type of reinsurance and the plan reinsured, the net cash outlays could be as much as, or more than the first year premiums paid for life insurance, and as much as 10% of annuity premiums.

The Company's cash requirements for operating and investment expenses consist of: salaries and benefits; management service fees; investment management and custodial fees; accounting and consulting services fees; expenses related to regulatory issues and compliance with corporate and tax matters; and other incidental administrative expenses. The Company incurred no capital expenditures during 2000, other than those associated with the private placement offering, which were netted against the proceeds from the offering.

Net cash flows provided by operating activities were $6.42 million for the year ended December 31, 2000, compared to $10.71 million used in operating activities for the year ended December 31, 1999. The reversal of the net cash flows was primarily due to lower cash requirements to reimburse Western Reserve and American Skandia for first year reinsurance allowances due to the reduction in the percentage of the variable annuity business reinsured and the reinsurance of new VUL business on an MRT basis rather than a coinsurance and ModCo basis. The Company projects to realize net positive cash flows from its existing reinsurance operations in 2001.

The Company has established a $10 million line of credit with Money Services, Inc. ("MSI"), a subsidiary of AEGON USA, Inc. As of December 31, 2000, the total amount due under this line of credit included an outstanding principal balance of $277,285 and accrued interest of $3,137. Interest accrues at the rate of 9% per annum. Under the terms of the line of credit, as amended, payments on the outstanding balance and related accrued interest are due on the 45th day after the close of each calendar quarter until the entire outstanding balance and accrued interest is paid in full. In November 2000, the Company made a payment of $750,000. At December 31, 2000, the outstanding balance under this line of credit is classified as short-term debt. The final payment of $283,566, including principal and accrued interest was paid in February 2001.

On July 30, 1999, the Company issued a $5 million, five-year term note to MSI due on July 29, 2004. Proceeds of this note were used to reduce the outstanding principal balance on the line of credit, from which WMA Life was beneficiary. Interest is payable at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. As of December 31, 2000, regarding the term note, the Company had an outstanding principal balance of $5 million and accrued interest of $158,219.

In August 2000, the Company closed its offering of Series A convertible preferred stock, which resulted in approximately $4 million of gross proceeds to the Company. The Company issued 266,047 shares of its Series A convertible preferred stock to the investors in this offering. The net proceeds were loaned to WMA Life, which were applied toward repayment of the line of credit with MSI. In December 2000, the Company paid a 7% annual dividend to the preferred stockholders in the amount of $279,349. Sources of funds to pay the dividend included interest of $136,396 from the offering escrow account and $142,953 from operational income. For the year ended December 31, 2000, preferred dividend expense includes an accrual of $12,245 for the dividend due on December 15, 2001. In September 2000, the Company closed its private placement offering of common stock to certain institutional investors with no sales under that offering.

The Company's primary source of liquidity was $4.26 million in Cash and cash equivalents at December 31, 2000. The effective duration of the Company's fixed income portfolio is 3.3 years with 100% of the fixed income securities having an effective maturity of less than 10 years. The Company's fixed income portfolio represents all of the total invested assets, and has an average quality rating of Aa3 by Moody's.

The net cash used in investing activities for the twelve months ended December 31, 2000 was $3.71 million as compared to $7.27 million provided by investing activities for the year ended December 31, 1999. During 2000, the Company purchased over $4 million of fixed income securities. As a result, the Company increased the percentage of corporate fixed income securities held in its portfolio from 14% at December 31, 1999 to 39% at December 31, 2000. Net cash provided by investing activities for the year ended December 31, 1999 resulted primarily from sales of fixed income securities used to reimburse the Ceding Life Companies for allowances associated with the reinsurance agreements.

Net cash used in financing activities was $1.93 million for the twelve months ended December 31, 2000 as compared to $303,562 provided by financing activities for the same period in 1999. The reversal of the net cash flow of financing activities during 2000 was primarily the result of debt principal repayments of $5.03 million on the MSI line of credit offset by the net proceeds from the preferred stock offering. Net cash provided by financing activities in 1999 was due to the capitalization of interest on the MSI line of credit in the second quarter of 1999 and to the issuance of a $5 million term note, the proceeds of which were applied to reduce the outstanding principal balance of the short-term debt during the third quarter of 1999.

WMA Corporation is a holding company with no direct operations, and its principal asset is the capital stock of WMA Life and $443,000 of cash and invested assets. WMA Corporation relies primarily on funds retained at the holding company level, loan repayments and potential dividends from WMA Life to meet ongoing cash requirements. The ability of WMA Life to pay dividends to WMA Corporation is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda. During 2000, WMA Life paid dividends of $3.4 million to WMA Corporation to meet cash requirements, including payment of principal and interest on the loans from MSI for the benefit of WMA Life. It is anticipated that WMA Corporation will rely primarily on interest and loan repayments from WMA Life to meet ongoing cash requirements during 2001.

Under the Company's reinsurance agreements, the Company is required to provide security through a Letter of Credit ("LOC") for the benefit of the Ceding Life Companies. In February 2000, the Company entered into a custodial agreement with Comerica Bank ("Comerica") under which the Company transferred its invested assets to Comerica. Comerica initially issued LOCs to Western Reserve and Zurich Kemper in the amounts of $4.75 million and $140,000, respectively. In December 2000, the Company increased the LOC for the benefit of Western Reserve to $6 million.

FORWARD LOOKING STATEMENTS

Certain statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe-harbor provision of that Act. These statements may include, but are not limited to statements relating to reinsurance revenues, gross profits, cash flows and net income in future periods. Such statements often include the words "believes," "expects," "assumes," "proposed," "anticipates," "intends," "plans," "estimates," "projects," or similar expressions. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to: changes in the Company's relationship with WMA Agency, adverse reinsurance experience, increased competition from within the insurance industry, the extent to which the Company is able to develop new reinsurance programs and markets for its reinsurance, negotiation of reinsurance agreements, changes in the control of the Company, the Company's cash requirements, the rate of growth in the Company's reinsured business, the outcome of regulatory examinations and investigations into WMA Agency and WMA Securities, the impact (if any) of the ongoing negotiations with AEGON, and the availability of capital on acceptable terms and other factors discussed in this report. These forward-looking statements are subject to change and uncertainty which are beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending upon the outcome of certain factors, including those described in the forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are attached hereto commencing on page F-1.

         -        Independent Auditors' Report (December 31, 2000 and 1999)
         -        Consolidated Balance Sheets at December 31, 2000 and 1999
         - Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998
         - Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2000, 1999, and 1998
         - Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998
         - Notes to Consolidated Financial Statements for the years ended December 31, 2000, 1999, and 1998

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No change in or disagreement with accountants occurred during 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

NAME                        AGE     TITLE(S)
----                        ---     --------

S. Hubert Humphrey, Jr....  57      Chairman and Chief Executive Officer of the
                                    Company since December 12, 2000 and Director
                                    since March 9, 1995; Director of WMA Life
                                    since August 7, 1995, and Chairman and Chief
                                    Executive Officer since December 29, 2000

Edward F. McKernan........  45      President of the Company since December 12,
                                    2000, Chief Financial Officer since December
                                    9, 1997, Director since August 11, 1997; and
                                    President of WMA Life since December 29,
                                    2000

Thomas W. Montgomery......  52      Executive Vice President, Secretary and
                                    Director of the Company since March 9, 1995;
                                    Director of WMA Life since August 7, 1995,
                                    and Executive Vice President since December
                                    29, 2000

C. Simon Scupham..........  46      Director of the Company since April 1, 1996;
                                    and Director of WMA Life since August 7,
                                    1995

Joseph F. Barone..........  64      Director of the Company since June 1, 1998

Caryl P. Shepherd.........  31      Vice President and Assistant Secretary of
                                    the Company since December 12, 2000,
                                    Treasurer since December 9, 1997; and Vice
                                    President and Treasurer of WMA Life since
                                    December 29, 2000

The following is additional information concerning each of the executive officers and directors of the Company.

S. HUBERT HUMPHREY, JR.

Mr. Humphrey is Chairman, Chief Executive Officer and Director of the Company and of WMA Life. Mr. Humphrey is President and a Director of World Financial Group, Inc., a financial services holding company.

Mr. Humphrey also holds the following positions with the various subsidiaries of World Financial Group, Inc.

         - Chief Executive Officer, Treasurer and a Director of World Marketing Alliance, Inc.;
         -        President and a Director of WMA Management Services, Inc., a
                  corporation providing executive management services;
         -        Chairman and a Director of WMA Investment Advisors, Inc., a
                  registered investment advisor engaged in providing investment advice to customers; and
         - President and a Director of WMA Advisory Services, Inc., a registered investment advisor engaged in providing asset allocation modeling investment advisory services.

Mr. Humphrey is also Chairman and a Director of World Internet Holdings, Inc. and its subsidiaries, DotPlanet.com Inc., an internet service provider, and Broadband Marketing Corporation and its subsidiary, Zillionaire.com, Inc., an internet marketing company.

Mr. Humphrey has been in the financial services field for over 20 years. He was a Senior National Sales Director of the A. L. Williams & Associates and an executive officer and director of A. L. Williams Corporation, a life reinsurance company affiliated with A. L. Williams & Associates.

EDWARD F. McKERNAN

Mr. McKernan is President, Chief Financial Officer, and Director of the Company and President and Actuary of WMA Life. Mr. McKernan is also a Senior Vice President and Actuary of WMA Agency. Prior to joining the Company, he was a Senior Manager in the Life Actuarial Consulting Practice of KPMG LLP. From August 1990 through September 1993, Mr. McKernan was the Marketing Actuary of U.S. Operations for Seaboard Life Insurance Company. Prior to his tenure with Seaboard Life, Mr. McKernan was employed by Tillinghast, a Towers Perrin company, an international actuarial consulting firm. He is a Fellow of the Society of Actuaries (1988) and a Member of the American Academy of Actuaries
(1985).

THOMAS W. MONTGOMERY

Mr. Montgomery is Executive Vice President, Secretary, and a Director of the Company and Executive Vice President and a Director of WMA Life. Mr. Montgomery also serves as Executive Vice President, Treasurer and a Director of World Financial Group, Inc.

Mr. Montgomery holds the following positions with various subsidiaries of World Financial Group, Inc.

         -        President of World Marketing Alliance, Inc.;
         - Vice President, Secretary and a Director of WMA Management Services, Inc.;
         - Executive Vice President and a Director of WMA Investment Advisors, Inc.; and
         -        Vice President, Secretary and a Director of WMA Advisory
                  Services, Inc.

Mr. Montgomery is also Chairman, President and a Director of WMA Consumer Services, Inc, a consumer financial services firm; Secretary and a Director of World Internet Holdings, Inc., DotPlanet.com, Inc., Broadband Marketing Corporation and Zillionaire.com, Inc.

Mr. Montgomery is a certified public accountant and was an audit and tax partner in the accounting firms of Richter & Company, P.C. and Davis, Crittenden, Richter & Fletcher. Prior to joining WMA Agency, Mr. Montgomery represented Mr. Humphrey and his various business interests, including WMA Agency, between 1982 and 1994.

C. SIMON SCUPHAM

Mr. Scupham is a Director of the Company and of WMA Life. Since 1988, Mr. Scupham has been President of CFM Insurance Managers Ltd. ("CFM"), a member of the Mutual Risk Management Ltd. group, which provides professional management services to international companies operating in Bermuda. Prior to joining CFM, Mr. Scupham served as the director of Bermuda operations of the Kemper Group. He is a qualified Chartered Accountant and Associate Fellow of the Institute of Mathematics and its Applications. Mr. Scupham is also Chairman of Mutual Risk Captive Group Ltd. and Shoreline Mutual Management (Bermuda) Ltd.

JOSEPH F. BARONE

Mr. Barone is a Director of the Company. Since July 1997, Mr. Barone has been Managing Director of Research for Firemark Investments of Morristown, NJ, a private investment firm. From January 1992 through June 1997, he was a Senior Vice President with Swiss Re Insurance. Prior to his tenure with Swiss Re, Mr. Barone was a Managing Director of Investment Banking for the insurance industry at Bear Stearns & Company, Inc. Mr. Barone is a Chartered Financial Analyst and a member of the New York Society of Security Analysts and the Association of Insurance and Financial Analysts.

CARYL P. SHEPHERD

Ms. Shepherd is Vice President, Treasurer, Assistant Secretary and Controller of the Company, and Vice President and Treasurer of WMA Life. Ms. Shepherd joined the Company in November 1997 as Controller and was soon after named Treasurer. From April 1995 through October 1997, Ms. Shepherd was a Senior Accountant with Western Reserve. Prior to her tenure with Western Reserve, Ms. Shepherd was a Senior Auditor for the public accounting firm of Ernst & Young LLP specializing in life insurance. Ms. Shepherd is a certified public accountant and member of the American Institute of Certified Public Accountants.

ITEM 10. EXECUTIVE COMPENSATION

                                                                                        LONG TERM COMPENSATION
                                                                                      RESTRICTED       SECURITIES
                                                                                        STOCK          UNDERLYING
                                                    ANNUAL COMPENSATION                AWARDS(2)       OPTIONS(#)
NAME AND PRINCIPAL POSITION                   YEAR       SALARY       OTHER

S. Hubert Humphrey, Jr.                       2000                 $ 48,992(1)        $1,412,878         300,000
Chairman and Chief Executive Officer          1999                   48,851(1)
                                              1998                  240,708(1)

Edward F. McKernan                            2000      $203,347   $ 42,000           $  164,836          35,000
President and                                 1999       181,867
Chief Financial Officer                       1998        78,806

---------------
(1) Amounts shown represent payments made by the Company to entities controlled by Mr. Humphrey pursuant to written agreements between these entities and the Company. Such payments, while not paid directly to Mr. Humphrey, may be deemed to be indirect compensation to Mr. Humphrey.
(2) The dollar value of the options, and their underlying shares of common stock, cannot be determined since there is no public market presently for the common stock. A variant of the Black-Scholes option-pricing model was used to estimate the value of the restricted stock awards.

Independent directors receive compensation for Board meetings, committee meetings and for advisory services on other Company matters as deemed necessary. Compensation paid to the independent directors totaled $8,000 and $11,500 for the years ended December 31, 2000 and 1999, respectively.

STOCK OPTIONS

On June 15, 1999 the Company's Board of Directors authorized a 1999 stock option plan for the directors, officers and employees of the Company (the "Plan") that contemplated the issuance of up to 700,000 shares of the Company's authorized, but unissued, common stock upon the exercise of options granted under the 1999 Plan. On that same date, the Board of Directors granted options under the 1999 Plan to purchase 450,000 shares of common stock. The Company's stockholders ratified the Plan at the Annual Meeting held on August 16, 1999. No new capital was raised by the Company on or before December 31, 1999; therefore, the outstanding options could not, by their terms, be exercised.

On May 12, 2000, the Board of Directors approved an amendment to the Plan extending the December 31, 1999 deadline to January 1, 2002. Additionally, the amendment limits the number of shares that can be purchased upon exercise of the options to an amount to be determined by the amount of capital raised by the Company from the sale of common and preferred stock during the period from January 1, 2000 through January 1, 2002. If less than $15 million is raised through the sale of stock, the outstanding options would lapse and no options would be exercisable. If more than $75 million is raised through the sale of stock, the number of shares exercisable would be one times the number of shares subject to the option. If an amount between $15 million and $75 million is raised through the sale of stock during the same period, the number of shares exercisable would be a formula amount as shown below:

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership as of December 31, 2000, of the directors and executive officers of the Company and those persons known by the Company to beneficially own more than 5% of its common stock. There is presently no public market for shares of the common stock. The determination of "beneficial ownership" is made pursuant to Rule 13(d)(3) under the 1934 Act. Such Rule provides that shares shall be deemed to be "beneficially owned" where a person or group has, either solely or in conjunction with others, the power to vote or direct the voting of shares and/or the power to dispose, or to direct the disposition of shares, or where a person or group has the right to acquire any such power within 60 days after the date such beneficial ownership is determined.

NAME AND ADDRESS OF BENEFICIAL OWNER              NUMBER OF SHARES(1)    PERCENT OF CLASS
------------------------------------              --------------------   ----------------
S. Hubert Humphrey, Jr.
11315 Johns Creek Parkway
Duluth, GA 30097                                       855,927(2)              34.3%

Thomas W. Montgomery
11315 Johns Creek Parkway
Duluth, GA 30097                                         9,908(3)               0.4%

Edward F. McKernan
11315 Johns Creek Parkway
Duluth, GA 30097                                         5,000(4)               0.2%

Monte Holm(5)
312 Mesquite Blvd., Ste. 11
Mesquite, NV 89027                                     160,726(6)               6.4%

Richard Thawley(5)
1110 W. Kettleman, Ste. 24
Lodi, CA 95240                                         200,000(7)               8.0%
                                                       -------                 ----

All directors and executive officers as a
group                                                  870,835                 34.9%

---------------
(1) All shares are owned individually of record unless otherwise indicated below.
(2) Includes 355,927 shares of common stock for which WMA Agency (of which Mr. Humphrey is the principal stockholder) holds voting proxies. Mr. Humphrey has pledged 500,000 shares of his common stock as security for several loans. Does not reflect options for Mr. Humphrey to purchase an additional 300,000 shares of common stock* or ownership of 66,666 shares of Series A convertible preferred non-voting stock of the Company. See "Certain Relationships and Related Transactions - Pledge of Shares."
(3) Does not reflect options for Mr. Montgomery to purchase an additional 100,000 shares of common stock* or ownership of 3,333 shares of Series A convertible preferred non-voting stock of the Company
(4) Does not reflect options for Mr. McKernan to purchase an additional 35,000 shares of common stock*.
(5)      Mr. Holm and Mr. Thawley are WMA Sales Associates.
(6) Mr. Holm owns 9,226 shares individually of record, 40,000 shares jointly with his wife, and 1,500 shares jointly with Mr. Steve Marx. 110,000 shares are held of record by seven trusts created by Mr. Holm and his wife. Does not include 55,000 shares of Series A convertible preferred non-voting stock of the Company
(7) Mr. Thawley owns 88,200 shares individually of record. 20,000 shares are owned by Mr. Thawley's children. 91,800 shares are owned by two IRA rollover trusts for the benefit of Mr. Thawley and his wife.

---------------
* Options will not become exercisable unless at least $15 million of new capital is raised, or there is a change in control of the Company, by January 1, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Humphrey is the Company's Chairman, Chief Executive Officer, a Director and the largest stockholder. Mr. Humphrey also owns substantially all of World Financial Group, Inc., a holding company that owns all of WMA Agency, and WMA Securities. WMA Agency and WMA Securities recruit, train and supervise the sales force responsible for selling life insurance and annuity contracts reinsured by the Company. Certain directors and executive officers of the Company, including Mr. Humphrey, are also employees of WMA Agency.

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

In view of the substantial relationships among the Company, WMA Agency and Mr. Humphrey, conflicts of interest will exist or arise with respect to existing and future business dealings, including without limitation: the terms of WMA Agency's selling agreements (including commission arrangements) and the Company's reinsurance relationships with life insurance companies; the relative commitment of time and energy of Mr. Humphrey and the other common executive officers of WMA Agency and the Company; agreements between the Company and WMA Agency; agreements among WMA Agency and other parties that may impact the Company; potential acquisitions of properties or businesses; potential divestures of properties or businesses; the issuance of additional securities by the Company; the election of the Company's directors; and the payment of dividends by the Company.

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

PLEDGE OF SHARES

The Company's major shareholder, S. Hubert Humphrey, Jr., in 1995 pledged all of his shares of the Company's common stock in connection with a loan made to WMA Agency ("the Agency Loan"). Part of the Agency Loan proceeds were allocated for use by WMA Agency to make loans to certain WMA Sales Associates (the "Agent Loans") to finance 20% of the cost to acquire shares of common stock in the 1995 offering. As of December 31, 2000, the outstanding principal amount of the Agent Loans was $551,633. The WMA Sales Associates' shares of common stock are pledged to WMA Agency as security for these Agent Loans. The Agent Loans are payable in 60 equal monthly payments of principal and interest and may not be prepaid. The shares acquired by the WMA Sales Associates are non-transferable during the loan term. Many of the loans are scheduled to be paid in full by the end of 2001. Proxies have been executed in favor of WMA Agency for voting such shares of common stock for so long as the Agent Loans are outstanding. By virtue of his ownership of WMA Agency, Mr. Humphrey is considered to be the beneficial owner of the 355,927 shares pledged to secure the Agent Loans and is able to control the proxies relating to them.

The Agency Loan, in the initial principal amount of $2.25 million in 1995, was subsequently consolidated into a WMA Agency line of credit facility. During 2000, the line was increased to a maximum available amount of $27.25 million. Mr. Humphrey's pledge of his shares of common stock is one of the various forms of collateral for this line of credit, which as of December 31, 2000 had an outstanding balance of $26.95 million. Upon default on this credit line, the lender, Money Services, Inc., a subsidiary of AEGON USA Inc., would have the right to take title to the pledged shares and to exercise voting control. This line of credit is being amortized over a fifteen year period ending November 1, 2012 with principal and interest payable monthly. Interest is calculated in arrears based on AEGON's cost of its five-year senior debt instruments, which is, in turn, based upon five year U.S. Treasury Notes, plus an underwriter's override. Interest on the line of credit is adjusted every five years.

MANAGEMENT AND RELATED SERVICES

Effective April 1, 1998, the Company entered into an ongoing Corporate Services Agreement with WMA Agency whereby WMA Agency provides corporate services and supplies to the Company for a fixed monthly fee of $2,250, adjustable annually. These services include facilities maintenance, security, human resources, mail services, utilities, postage, telephone and copier service. The Company incurred $48,922 and $48,851 of costs for these services from WMA Agency for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, the Company had an outstanding payable to WMA Agency in the amount of $7,430.

WARRANTS

In June 1998, the Company entered into a Directed Reinsurance Agreement which provides that WMA Agency will use its best efforts to cause any life insurance company with which WMA Agency has selling agreements to enter into reinsurance agreements with the Company covering the life insurance products sold through WMA Agency. On June 15, 1999, the Board of Directors of the Company approved an amendment to the Directed Reinsurance Agreement with WMA Agency, which amendment was also approved by WMA Agency. The amendment provided for the issuance of Warrants by the Company to purchase 300,000 shares of the Company's common stock. At the 1999 Annual Meeting, the Company's stockholders approved the creation and issuance of such Warrants. The shares to be issued under the Warrants were exercisable in equal increments over the five years after the first anniversary of the date of issuance. Since the Company raised no new capital by December 31, 1999, the outstanding Warrants could not, by their terms, be exercised.

On May 12, 2000, the Board of Directors approved an amendment to the Warrants extending the December 31, 1999 deadline to January 1, 2002. Additionally, the amendment limits the number of shares that can be issued upon exercise of the Warrant to an amount to be determined by the amount of capital raised by the Company from the sale of common and preferred stock during the period from January 1, 2000 through January 1, 2002. If less than $15 million is raised through the sale of stock, the outstanding Warrants would lapse and not be exercisable. If more than $75 million is raised through the sale of stock, the number of shares exercisable would be one times the number of shares subject to the Warrant. If an amount between $15 million and $75 million is raised through the sale of stock during the same period, the number of shares exercisable would be a formula amount as shown below:

Number of shares to     =        Number of shares        X      Proceeds raised from sale of stock
     be issued                exercisable on Warrant            ----------------------------------
                                                                           $75,000,000

The Warrants were issued to key management employees of WMA Agency and its affiliated corporations as consideration for the Directed Reinsurance Agreement. There will be no monetary consideration given to the Company for the issuance of the Warrants. No Warrants will be issued to directors of the Company.

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

PRINCIPAL REPRESENTATIVE AGREEMENT

The Company has an agreement with CFM Insurance Managers Ltd. ("CFM"), a member of the Mutual Risk Management Ltd. group, which provides professional management services to companies operating in Bermuda. C. Simon Scupham, a director of the Company and of WMA Life, is the President of CFM. Pursuant to this agreement, CFM acts as the Principal Representative for WMA Life in Bermuda. This agreement is for an unlimited duration, but may be terminated by either party upon ninety
(90) days prior written notice or upon thirty (30) days prior written notice under specified circumstances. The Company paid annual fees of $60,000 during 2000 and 1999 to CFM pursuant to the management agreement.

LEASE AGREEMENT WITH WMA AGENCY

The Company currently subleases on a triple net basis approximately 1,500 square feet of office space in Duluth, Georgia from WMA Agency. The triple-net basis requires the Company to pay its proportionate share of the taxes, insurance and common area maintenance as well as a stipulated base rent. The sublease extends through January 2008. The annual base rent until January 2003 is $18,675, which is equivalent to the rate being paid by WMA Agency to its lessor. For the second five-year period of the sublease, the annual base rent is subject to an increase of approximately 13.65%.

LACK OF SEPARATE LEGAL REPRESENTATION

During 2000, counsel for the Company, Merritt & Tenney LLP, of Atlanta, Georgia, also represented WMA Agency, WMA Securities and Mr. Humphrey. Should a conflict of interest result from this lack of separate legal representation, the independent and disinterested directors shall select independent counsel to represent the Company and to advise the Company with respect to the conflict of interest.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The Company filed an 8-K report on February 28, 2001 regarding ongoing negotiations for the purchase of certain assets of the Company's affiliates, World Marketing Alliance, Inc. and WMA Securities, by a subsidiary of AEGON N.V.

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           ----------------------

  10.1            Amendment Number 4 to the Automatic Flexible Premium Variable
                  Life Reinsurance Agreement Number 2 between Western Reserve and WMA Life effective January 1, 2000 dated December 29, 2000
                  (Attached). Portions of this Exhibit have been omitted, a complete copy of which has been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment.

  10.2            Amendment Number 5 to the Automatic Variable Annuity
                  Reinsurance Agreement between Western Reserve and WMA Life effective January 1, 2000 dated December 29, 2000 (Attached).
                  Portions of this Exhibit have been omitted, a complete copy of which has been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The WMA Corporation:

We have audited the accompanying consolidated balance sheets of The WMA Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The WMA Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows, for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                             /s/ KPMG LLP

Atlanta, Georgia
March 8, 2001

                               THE WMA CORPORATION

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                                                                                2000              1999
                                                                            ------------      ------------

                             Assets
Fixed maturity securities - available for sale (amortized cost of
   $5,817,900 and $2,118,705 for 2000 and 1999, respectively)               $  5,912,379      $  2,054,231
Cash and cash equivalents                                                      4,259,153         3,475,950
Investment income due and accrued                                                113,558            19,443
Reinsurance balances receivable                                                2,632,949         2,985,937
Reinsured policy loans                                                           867,023           286,963
Deferred acquisition costs                                                    42,752,339        39,750,100
Prepaid expenses                                                                  31,210           346,894
Fixed assets (net of accumulated depreciation of $102,992 and
   $55,017 for 2000 and 1999, respectively)                                       48,806            88,332
Other assets                                                                       5,099                --
                                                                            ------------      ------------
         Total assets                                                       $ 56,622,516      $ 49,007,850
                                                                            ============      ============
              Liabilities and Stockholders' Equity
Liabilities:
   Future policy benefits                                                   $  8,025,748      $  4,494,786
   Reinsurance balances payable                                                  388,016           716,330
   Accrued expenses                                                               92,927           110,885
   Accrued interest payable                                                      161,356           665,789
   Accounts payable                                                               52,006            46,696
   Due to World Marketing Alliance, Inc.                                           7,430             2,559
   Current income tax payable                                                    410,530                --
   Short term debt                                                               277,285         1,125,000
   Long term debt                                                              5,000,000         9,178,562
   Deferred tax liability                                                      5,618,285         4,259,599
                                                                            ------------      ------------
         Total liabilities                                                    20,033,583        20,600,206
                                                                            ------------      ------------

Stockholders' equity:
   Preferred stock, par value $2.00, 10,000,000 shares authorized;
     7% Series A convertible preferred stock; 266,047 shares
     issued in 2000                                                              532,094                --
     Common stock, par value $.001, 50,000,000 shares authorized;
     2,500,000 shares issued in 2000 and 1999                                      2,500             2,500
   Additional paid-in capital                                                 22,795,581        20,228,973
   Accumulated other comprehensive income (loss)                                  62,357           (42,552)
   Retained earnings                                                          13,246,301         8,268,623
   Treasury stock, at cost (4,990 shares for 2000 and 1999)                      (49,900)          (49,900)
                                                                            ------------      ------------
         Total stockholders' equity                                           36,588,933        28,407,644
                                                                            ------------      ------------

Total liabilities and stockholders' equity                                  $ 56,622,516      $ 49,007,850
                                                                            ============      ============

          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

                        Consolidated Statements of Income

                  Years ended December 31, 2000, 1999, and 1998

                                                                      2000              1999              1998
                                                                  ------------      ------------      ------------

Revenues:
   Premiums                                                       $ 16,618,927      $  9,692,649      $  7,280,489
   Reinsured policy revenues                                        12,893,664        13,505,823         4,098,371
   Net investment income                                               527,613           349,683           951,101
   Net realized gain (loss) on investments                               2,606           (66,000)          267,063
   Loss on recapture of business                                            --          (822,814)               --
                                                                  ------------      ------------      ------------
         Total revenue                                              30,042,810        22,659,341        12,597,024
                                                                  ------------      ------------      ------------
Benefits and expenses:
   Benefits, claims and settlement expenses                          7,559,164         4,511,469         3,488,157
   Change in future policy benefits                                  2,052,733           313,679           (45,526)
   Reinsurance premium allowances, net                               7,539,492         5,362,263         2,917,483
   Amortization of deferred acquisition costs                        4,016,629         3,789,318         1,541,439
   Professional fees and other expenses                              1,207,158           934,297           957,446
   Interest expense                                                    665,119         1,153,958           101,099
   Fees to World Marketing Alliance, Inc.                               48,922            48,851           240,708
                                                                  ------------      ------------      ------------
         Total benefits and expenses                                23,089,217        16,113,835         9,200,806
                                                                  ------------      ------------      ------------
         Income before income tax                                    6,953,593         6,545,506         3,396,218
Income tax expense                                                  (1,820,717)       (2,225,472)       (1,156,861)
                                                                  ------------      ------------      ------------
         Net income                                               $  5,132,876      $  4,320,034      $  2,239,357
                                                                  ------------      ------------      ------------

Preferred dividends                                                    155,198                --                --
                                                                  ------------      ------------      ------------
         Net income available to common stockholders              $  4,977,678      $  4,320,034      $  2,239,357
                                                                  ============      ============      ============

Basic earnings per share                                          $       2.00      $       1.73      $       0.90
                                                                  ============      ============      ============

Diluted earnings per share                                        $       1.95      $       1.73      $       0.90
                                                                  ============      ============      ============

Weighted average common shares outstanding                           2,495,010         2,495,010         2,495,766
                                                                  ============      ============      ============

Total weighted average common and common
   equivalent shares outstanding                                     2,629,201         2,495,010         2,495,766
                                                                  ============      ============      ============

          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 2000, 1999, and 1998

                                               Number                      Number                                    Accumulated
                                                 of                          of                     Additional          other
                                              preferred     Preferred      common       Common       paid-in        comprehensive
                                               shares         stock        shares       stock        capital        income (loss)
                                              ---------     ---------    ----------   ----------   ------------     -------------
Balance, January 1, 1998                                                  2,500,000   $    2,500   $ 20,228,973      $    157,670
  Comprehensive income
  Net income
     Other comprehensive income, net of tax                                                                                85,307

  Total comprehensive income

Purchase of treasury stock (2,790 shares)                                        --           --             --                --
                                                                         ----------   ----------   ------------      ------------
Balance, December 31, 1998                                                2,500,000        2,500     20,228,973           242,977
  Comprehensive income
  Net income
     Other comprehensive loss, net of tax                                        --           --             --          (285,529)
                                                                         ----------   ----------   ------------      ------------
  Total comprehensive income

Balance, December 31, 1999                                                2,500,000        2,500     20,228,973           (42,552)
  Comprehensive income
  Net income
     Other comprehensive income, net of tax                                                                               104,909

  Total comprehensive income

Preferred stock issued                          266,047      $532,094                                 2,566,608
Preferred dividends                                  --            --            --           --             --                --
                                               --------      --------    ----------   ----------   ------------      ------------
Balance, December 31, 2000                      266,047      $532,094     2,500,000   $    2,500   $ 22,795,581      $     62,357
                                               ========      ========    ==========   ==========   ============      ============


                                                                                          Total
                                                    Retained          Treasury        stockholders'     Comprehensive
                                                    earnings           stock              equity            income
                                                  ------------      ------------      -------------     -------------
Balance, January 1, 1998                          $  1,709,232      $    (22,000)      $ 22,076,375
  Comprehensive income
  Net income                                         2,239,357                            2,239,357      $  2,239,357
     Other comprehensive income, net of tax                                                  85,307            85,307
                                                                                                         ------------
  Total comprehensive income                                                                             $  2,324,664
                                                                                                         ============
Purchase of treasury stock (2,790 shares)                   --           (27,900)           (27,900)
                                                  ------------      ------------       ------------
Balance, December 31, 1998                           3,948,589           (49,900)        24,373,139
  Comprehensive income
  Net income                                         4,320,034                            4,320,034      $  4,320,034
     Other comprehensive loss, net of tax                   --                --           (285,529)         (285,529)
                                                  ------------      ------------       ------------      ------------
  Total comprehensive income                                                                             $  4,034,505
                                                                                                         ============
Balance, December 31, 1999                           8,268,623           (49,900)        28,407,644
  Comprehensive income
  Net income                                         5,132,876                            5,132,876      $  5,132,876
     Other comprehensive income, net of tax                                                 104,909           104,909
                                                                                                         ------------
  Total comprehensive income                                                                             $  5,237,785
                                                                                                         ============
Preferred stock issued                                                                    3,098,702
Preferred dividends                                   (155,198)               --           (155,198)
                                                  ------------      ------------       ------------
Balance, December 31, 2000                        $ 13,246,301      $    (49,900)      $ 36,588,933
                                                  ============      ============       ============

          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999 and 1998

                                                                                2000              1999              1998
                                                                            ------------      ------------      ------------
Cash flows from operating activities:
   Net income                                                               $  5,132,876      $  4,320,034      $  2,239,357
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Amortization and depreciation                                             4,064,604         3,924,990         1,585,525
     Deferred tax expense                                                      1,304,642         2,225,472         1,156,861
     Net realized (gain) loss on investments                                      (2,606)           66,000          (267,063)
     Preferred dividends                                                        (155,198)               --                --
     Loss on recapture of business                                                    --           822,814                --
     Change in:
         Investment income due and accrued                                       (94,115)          116,753           121,433
         Reinsurance balances receivable                                         352,989        (1,944,005)           82,490
         Reinsured policy loans                                                 (580,060)         (283,265)          (45,502)
         Deferred acquisition cost                                            (7,018,868)      (36,612,052)      (24,575,967)
         Prepaid expenses                                                        315,684          (130,148)         (103,503)
         Other assets                                                             (5,099)          179,810          (179,027)
         Due from World Marketing Alliance, Inc.                                      --             3,507            (3,507)
         Future policy benefits                                                3,530,962         2,651,956         1,330,103
         Reinsurance balances payable                                           (328,314)       13,398,265         4,991,024
         Accrued expenses                                                        (17,958)            5,031            52,119
         Accrued interest payable                                               (504,433)          564,690           101,099
         Accounts payable                                                          5,310           (23,680)          (34,732)
         Due to World Marketing Alliance, Inc.                                     4,871             2,559            (1,916)
         Due to WMA Management Services, Inc.                                         --                --          (120,000)
         Current income tax payable                                              410,530                --                --
                                                                            ------------      ------------      ------------
           Net cash provided by (used in) operating activities                 6,415,817       (10,711,269)      (13,671,206)
                                                                            ------------      ------------      ------------
Cash flows from investing activities:
   Proceeds from sale and maturity of available for sale securities              322,586         7,316,827         8,939,622
   Purchase of available-for-sale securities                                  (4,019,176)               --                --
   Purchase of fixed assets                                                       (8,449)          (50,880)          (92,469)
                                                                            ------------      ------------      ------------
           Net cash (used in) provided by investing activities                (3,705,039)        7,265,947         8,847,153
                                                                            ------------      ------------      ------------
Cash flows from financing activities:
   Issuance of preferred stock                                                 3,098,702                --                --
   Purchase of treasury stock and warrants                                            --                --           (27,900)
   Proceeds from short term debt                                                      --                --        10,000,000
   (Repayment of) proceeds from long term debt                                (5,026,277)        5,000,000                --
   Decrease in principal due on short term debt                                       --        (4,696,438)               --
                                                                            ------------      ------------      ------------
           Net cash (used in) provided by financing activities                (1,927,575)          303,562         9,972,100
                                                                            ------------      ------------      ------------
           Net increase (decrease) in cash and cash equivalents                  783,203        (3,141,760)        5,148,047
Cash and cash equivalents at beginning of period                               3,475,950         6,617,710         1,469,663
                                                                            ------------      ------------      ------------
Cash and cash equivalents at end of period                                  $  4,259,153      $  3,475,950      $  6,617,710
                                                                            ============      ============      ============
Supplemental disclosure of cash flow information:
   Interest paid                                                            $  1,169,552      $         --      $         --
                                                                            ============      ============      ============
   Income taxes paid                                                        $    105,545      $         --      $         --
                                                                            ============      ============      ============
Supplemental disclosure of non-cash financing activities:
   Recapture of reinsurance business:
     Reduction of deferred acquisition costs                                          --      $ 20,610,500                --
     Reduction of reinsured policy loans                                              --            41,804                --
     Increase in reinsurance balances receivable                                      --          (940,898)               --
     Reduction of future policy benefits                                              --          (781,190)               --
     Reduction of reinsurance balances payable                                        --       (18,107,402)               --
                                                                            ------------      ------------      ------------
         Loss on recapture of business                                                --      $    822,814                --
                                                                            ============      ============      ============

          See accompanying notes to consolidated financial statements.

                               The WMA Corporation

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

1.       Organization

         The WMA Corporation is an insurance holding company originally formed March 9, 1995.

         The consolidated financial statements for the year ended December 31, 2000 include the assets, liabilities, and results of operations of The WMA Corporation ("WMA Corporation") and its wholly owned subsidiary WMA Life Insurance Company Limited ("WMA Life"), a Bermuda domiciled life reinsurance company (collectively the "Company"). The consolidated financial statements for the year ended December 31, 1998 also included a former subsidiary WMA Life Holding, Ltd., which was dissolved in January 1999. Net assets of $7,957 were paid to WMA Corporation.

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

         Reinsurance is an arrangement under which an insurance company, the "reinsurer", agrees to indemnify another insurance company, the ceding company, for all or a portion of the insurance risks underwritten by the ceding company. The reinsurer, in turn, assumes a portion of the underwritten risk in exchange for a portion of the premium collected. The Company currently assumes portions of mortality and other risks relating to life insurance and annuity policies in order to share in the net profits generated through the sale of such policies by WMA Sales Associates.

         All of the Company's reinsurance business is generated by the marketing efforts of WMA Agency, and the Company has made a considered decision to focus the Company's energies on existing WMA Agency relationships for the generation of new reinsurance business. In recent years, the SEC, the NASD and various state regulatory authorities have commenced a variety of regulatory investigations of WMA Securities and WMA Agency raising concerns about their respective compliance with applicable regulatory standards and appropriate supervision of WMA Sales Associates. WMA Agency and WMA Securities have implemented corrective action plans with respect to such alleged compliance issues; however no assurance can be given that such corrective actions will be viewed as sufficient by the applicable regulatory authorities. If such corrective actions are not deemed acceptable, it could impact the Company's ability to reinsure additional plans of insurance. As a consequence, business and regulatory issues facing WMA Securities and WMA Agency may have limited the Company's access to capital markets, which have and are expected to continue to influence the Company's growth thereby affecting its financial position and results of operations.

         S. Hubert Humphrey, Jr., a major shareholder of the Company, owns substantially all of World Financial Group, Inc., a holding company that owns all of WMA Agency and WMA Securities. During the first quarter of 1998, employees of WMA Agency performed the Company's administrative functions. The Company paid WMA Agency a monthly payroll allocation based upon the amount of time during which WMA Agency employees provided services to the Company. The Company also received certain other services from WMA Agency, including the funding of certain operating and travel related expenses. Effective April 1, 1998, the Company entered into a Corporate Services Agreement with WMA Agency pursuant to which WMA Agency provides corporate services and supplies for a fixed monthly fee of $2,250, adjusted as necessary on an annual basis.

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

         Although no impairments in value have occurred which would require adjustment to the carrying value of securities, any such impairment identified in the future would result in a reduction of the carrying value of the individual security to its fair value as the new cost basis and reflection of a corresponding write down amount as a realized capital loss in the consolidated statements of operations. The Company's policy is to recognize such impairment when the projected cash flows of these securities have been reduced on other than a temporary basis so that the realizable value is reduced to an amount less than the carrying value.

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

         Reinsurance Premium Allowances. Allowances generally represent a percentage of each reinsurance premium that is paid or allowed by WMA Life to the ceding company for each policy reinsured in recognition of commissions and other expenses associated with the reinsured policies. These other expenses relate to costs associated with underwriting, marketing, policy issue and maintenance. The reinsurance expense allowances represent the Company's share of acquisition and maintenance expenses incurred by the ceding company that are attributable to the risks reinsured. Allowances are shown net of amounts deferred as policy acquisition costs.

         Fixed Assets. Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets, which range from three to seven years.

         Future Policy Benefits. Liabilities for future benefits on life policies are established in an amount adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits under long-term life insurance policies have been computed based on estimates of investment yields, mortality and withdrawal rates expected at the time the policies are reinsured, and other assumptions including estimates for incurred but not reported losses. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured and other appropriate factors. The assumptions for estimated investment yields are based upon various factors including then current yields on the Company's investment portfolio and market rates for new investment money. Interest rates used in estimating future policy benefits range from 5.5% to 7.0%. The mortality and withdrawal assumptions are based on the Company's experience, industry experience and industry standards. Policy and contract reserves are included in future policy benefits on the consolidated balance sheet.

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

         Income Taxes. The Company uses the asset and liability method to record deferred income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using an effective federal tax rate of 34%. Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes specifically excludes recognition of the "small life insurance company deduction" available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on the Company's earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No.109, at December 31, 2000.

                               The WMA Corporation

                   Notes to Consolidated Financial Statements

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

         Earnings Per Share. Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period, in accordance with SFAS No. 128, Earnings Per Share. Shares of convertible preferred stock issued in June and July 2000 are included in the calculations of total weighted-average common and common equivalent shares outstanding. The dilution effect on earnings per share from the issuance of convertible preferred stock is shown on the Consolidated Statements of Income.

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

         Recent Accounting Pronouncements. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. Such provisions will not have a significant impact on the financial statements upon adoption.

         In September 2000, FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, not previously required under SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Such provisions will not have a significant impact on the financial statements upon adoption.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 - Revenue Recognition in Financial Statements. SAB 101, as amended, is effective for fiscal years ended after December 15, 2000. The bulletin further defines when revenues are recognizable and provides a series of questions and answers related to specific revenue recognition topics. The provisions of SAB 101 do not have a significant impact on the financial statements of the Company.

                               The WMA Corporation

                   Notes to Consolidated Financial Statements

         Reclassification. The Company has reclassified the presentation of certain 1999 and 1998 information to conform to the 2000 presentation.

3.       Investments

         Major categories of net investment income consist of the following:

                                                                  Years ended December 31,
                                                          2000            1999             1998
                                                       ----------      ----------      ------------

         Fixed maturity and equity securities          $  365,536      $  361,830      $    939,180
         Short-term investments                           230,200          59,431            63,957
                                                       ----------      ----------      ------------
                                                          595,736         421,261         1,003,137
         Investment expense                               (68,123)        (71,578)          (52,036)
                                                       ----------      ----------      ------------
                     Net investment income             $  527,613      $  349,683      $    951,101
                                                       ==========      ==========      ============

         Gross losses of $0, $93,267 and $35,718 were realized on sales of fixed maturity securities for the years ended December 31, 2000, 1999 and 1998, respectively. Gross gains of $2,606, $27,267 and $116,230 were realized on sales of fixed maturity securities for the years ended December 31, 2000, 1999 and 1998, respectively. Gross gains of
         $186,551 were realized on sales of equity securities for the year ended December 31, 1998.

         The amortized cost, unrealized gains and losses, and estimated fair values of investment securities at December 31, 2000 and 1999 are as follows:

                                                                 Amortized      Unrealized    Unrealized
                                                                    cost          gains         losses       Fair value
                                                                 ----------     ----------    ----------     ----------

                              2000
         Fixed maturity securities, available for sale:
             Commercial and industrial                           $4,411,870        87,509         6,636      $4,492,743
             Public utilities                                       391,708         3,530         2,824         392,414
         Mortgage-backed securities                               1,014,322        17,284         4,384       1,027,222
                                                                 ----------      --------      --------      ----------
                    Total                                        $5,817,900       108,323        13,844      $5,912,379
                                                                 ==========      ========      ========      ==========

                              1999
         Fixed maturity securities, available for sale:
             Commercial and industrial                           $1,571,797            --        38,235      $1,533,562
             Public utilities                                       198,969            --        13,321         185,648
         Mortgage-backed securities                                 347,939            --        12,918         335,021
                                                                 ----------      --------      --------      ----------
                    Total                                        $2,118,705            --        64,474      $2,054,231
                                                                 ==========      ========      ========      ==========

         There were no investments in any entity in excess of 10% of stockholders' equity at December 31, 2000. Fixed maturity securities are valued based upon quoted market prices.

         At December 31, 2000, the contractual maturities of investments in fixed maturity securities were as follows:

                                                               Amortized cost    Fair value
                                                               --------------    ----------

         Available for sale:
             Due in one year or less                             $  479,398      $  477,997
             Due after one year through five years                3,925,466       4,016,406
             Due after five years through ten years                 398,714         390,754
         Mortgage-backed securities                               1,014,322       1,027,222
                                                                 ----------      ----------
                    Total                                        $5,817,900      $5,912,379
                                                                 ==========      ==========

         Expected maturities will differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                               The WMA Corporation

                   Notes to Consolidated Financial Statements

         Changes in net unrealized gains and losses were as follows:

                                                                          Years ended December 31,
                                                                    2000            1999            1998
                                                                 ----------      ----------      ----------

         Fixed maturity securities, available for sale           $  158,953      $ (432,622)     $  272,450
         Equity securities                                               --              --        (143,196)
                                                                 ----------      ----------      ----------
                                                                 $  158,953      $ (432,622)     $  129,254
                                                                 ==========      ==========      ==========

4.       Recapture of Business

         During the fourth quarter of 1999, as a result of the Company's inability to pay its deferred reinsurance settlement balances under the coinsurance and modified coinsurance agreements with Western Reserve Life Assurance Co. of Ohio ("Western Reserve"), effective October 1, 1999, Western Reserve recaptured all Financial Freedom Builder VUL policies and riders and 75% of the Freedom Wealth Creator variable annuity policies, that were issued from January 1, 1999 through September 30, 1999. Concurrent with the recapture, WMA Life commenced reinsuring, on a monthly renewable term ("MRT") basis, 20% of the Financial Freedom Builder VUL policies and riders issued on or after January 1, 1999.

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

         The Loss on recapture of business included a reinsurance fee relating to the deferral of financial settlements owed to Western Reserve during the period in which the Company reinsured the underlying business. Such reinsurance fees were effectively offset by the interest due to the Company for amounts previously remitted to Western Reserve on business subsequently recaptured. The recapture of business was done in accordance with the terms of the amended reinsurance agreements regarding the deferral of settlements and recourse provided to Western Reserve. As a result of the recapture, the Company received a net settlement of $1.51 million in February 2000, which was included in Reinsurance balances receivable on the Company's Consolidated Balance Sheet as of December 31, 1999, prior to any offset from fourth quarter 1999 settlements on the remaining business.

5.       Reinsurance

         As of December 31, 2000, the Company has six reinsurance contracts and one retrocession agreement in place. Effective January 1, 2000, WMA Life and Western Reserve jointly determined to discontinue the reinsurance of Freedom Equity Protector VUL policies issued January 1, 2000 and thereafter due to low sales volume. Additionally, WMA Life and American Skandia agreed to reduce the reinsurance percentage, from 40% to 10%, on all reinsured Imperium variable annuity policies issued from January 1, 2000 through December 31, 2000. Beginning January 1, 2001, the reinsurance percentage will be 40% on all reinsured Imperium variable annuity policies issued from January 1, 2001.

         Effective October 1, 2000, the Company amended its variable annuity agreement with Western Reserve to reinsure 10% of the Freedom Premier variable annuity policies sold by WMA Sales Associates. The reinsurance of the Freedom Premier product is conducted on substantially the same terms and conditions as the other Western Reserve product reinsured by WMA Life. During 1999, the Company amended its coinsurance and modified coinsurance agreements with Western Reserve, in which Western Reserve recaptured a portion of 1999 VUL and variable annuity policies issued from January 1 through September 30 as discussed in Note 4 above. Coincidental with the recapture, WMA Life entered into another MRT agreement with Western Reserve as also discussed in Note 4 above.

                               The WMA Corporation

                   Notes to Consolidated Financial Statements

         WMA Life has the option to prospectively increase the reinsurance percentages, up to a maximum ranging from 40% to 50%, with regard to the reinsured Freedom Wealth Creator and Freedom Premier variable annuity policies issued from January 1, 1999 through December 31, 2002, provided WMA Life demonstrates sufficient capacity. Sufficient capacity is defined as having unassigned invested securities and anticipated cash flows in a sufficient amount to meet expected reinsurance settlements for the ensuing two calendar years with regard to the increased reinsurance. The option to increase the reinsurance percentage for the variable annuity coinsurance and modified coinsurance expires on December 31, 2002.

         WMA Life also has the option to convert the MRT reinsurance, regarding the Financial Freedom Builder VUL policies and riders issued from January 1, 1999 through March 31, 2003, to coinsurance and modified coinsurance, provided WMA Life demonstrates sufficient capacity. The option to convert the MRT reinsurance to coinsurance and modified coinsurance expires on March 31, 2003.

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

         The net effect of all reinsurance agreements on premiums and policy revenues is as follows:

                                                            Years ended December 31,
                                                      2000            1999            1998
                                                  ------------    ------------    ------------

         Reinsurance assumed                      $ 29,977,786    $ 23,435,657    $ 11,406,682
         Reinsurance ceded                            (465,195)       (237,185)        (27,822)
                                                  ------------    ------------    ------------
         Net premiums and policy revenues         $ 29,512,591    $ 23,198,472    $ 11,378,860
                                                  ============    ============    ============

         The net effect of all reinsurance agreements on benefits, claims and settlement expenses is as follows:

                                                                          Years ended December 31,
                                                                     2000           1999           1998
                                                                 ------------   ------------   ------------

         Reinsurance assumed                                     $  7,705,566   $  4,511,469   $  3,488,157
         Reinsurance ceded                                           (146,402)            --             --
                                                                 ------------   ------------   ------------
         Net benefits, claims and settlement expenses            $  7,559,164   $  4,511,469   $  3,488,157
                                                                 ============   ============   ============

         The impact of reinsurance on life insurance in force is as follows (in millions):

         Life insurance in force      Direct      Assumed      Ceded         Net
         -----------------------      ------      -------      -----        ------
         December 31, 2000              --         $9,378       $169        $9,209
         December 31, 1999              --         $8,030       $122        $7,908
         December 31, 1998              --         $6,117       $ 49        $6,068

                               The WMA Corporation

                   Notes to Consolidated Financial Statements


6.       Deferred Policy Acquisition Costs

         The amount of policy acquisition costs deferred and amortized is as follows:

                                                   Years ended December 31,
                                                  2000                  1999
                                              ------------         ------------
            Deferred acquisition cost:
                Assumed                       $ 42,752,339         $ 39,750,100
                Retroceded                              --                   --
                                              ------------         ------------
                   Net                        $ 42,752,339         $ 39,750,100
                                              ============         ============

            Beginning of year                 $ 39,750,100         $ 27,537,866
                Capitalized:
                   Assumed                       7,018,868           36,612,052
                   Retroceded                           --                   --
                Amortized:
                   Assumed                      (4,016,629)          (3,789,318)
                   Retroceded                           --                   --
                Gross Recapture:
                   Assumed                              --          (20,610,500)
                   Retroceded                           --                   --
                                              ------------         ------------
            End of year                       $ 42,752,339         $ 39,750,100
                                              ============         ============


         The retrocession agreement is a yearly renewable term agreement, however the retrocession premiums are offset against reinsured policy revenues and premiums for the respective issue years. Consequently, retrocession premiums, benefit claims and allowances lose their identity in calculating estimated gross profits as used in amortizing capitalized acquisition costs. As such, there is no separate reportable deferred acquisition costs or associated amortization.

7.       Income Tax

         Under current Bermuda law, WMA Life is not required to pay any taxes in Bermuda on either income or capital gains. WMA Life has received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed, WMA Life will be exempted from taxation until the year 2016.

         Effective January 1, 1996, WMA Life made an irrevocable election to be treated as a domestic insurance company for United States Federal income tax purposes under section 953(d) of the Internal Revenue Code of 1986, as amended (the "Code"). As a result of this "domestic" election, WMA Life is subject to U.S. taxation on its worldwide income as if it were a U.S. corporation. The Company determines its income tax expense and liability in accordance with SFAS No. 109, Accounting for Income Taxes.

         Total income taxes (benefit) for the years ended December 31, 2000, 1999 and 1998 were allocated as follows:

                                                                               Years ended December 31,
                                                                    2000               1999               1998
                                                                -----------        -----------         -----------
            Tax attributable to:
                 Income from continuing operations              $ 1,820,717        $ 2,225,472         $ 1,156,861
                                                                ===========        ===========         ===========
                 Unrealized gains (losses) on securities
                   available for sale                           $    54,044        $  (147,093)        $    43,947
                                                                ===========        ===========         ===========

                               The WMA Corporation

                   Notes to Consolidated Financial Statements


         The Federal income tax expense from continuing operations for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                                                             Years ended December 31,
                                                                   2000               1999                1998
                                                                -----------        -----------         -----------
            Current                                             $   516,075                 --                  --
            Deferred                                              1,304,642        $ 2,225,472         $ 1,156,861
                                                                -----------        -----------         -----------
                 Total                                          $ 1,820,717        $ 2,225,472         $ 1,156,861
                                                                ===========        ===========         ===========

         The income tax expense from continuing operations for the years ended December 31, 2000, 1999 and 1998 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                             Years ended December 31,
                                                                   2000                1999                1998
                                                                -----------        -----------         -----------
            Computed expected tax expense                       $ 2,364,222        $ 2,225,472         $ 1,154,714
            Small life insurance company deduction                 (605,880)                --                  --
            Other, net                                               62,375                 --               2,147
                                                                -----------        -----------         -----------
                 Total                                          $ 1,820,717        $ 2,225,472         $ 1,156,861
                                                                ===========        ===========         ===========

         During 2000, the Company was able to benefit from the "small life insurance company deduction" available under Section 806 of the Code and the "alternative minimum tax" treatment available under Section 55 of the Code at rates less than 34%.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and Federal income tax purposes. The net deferred tax liability at December 31, 2000 and 1999 is composed of the following amounts:

                                                                          2000                 1999
                                                                      ------------        ------------
            Deferred tax assets:
              Alternative minimum tax credit                          $     35,646        $         --
              Capital losses realized in excess of gains                    20,535                  --
              Deferred organizational costs                                     --               6,120
              Policy benefit reserves                                           --             142,199
              Unrealized loss on securities held for sale                       --              21,922
              Reserve differences                                        8,262,095           7,962,034
              Net operating loss carry-forward                             779,960           1,123,160
              Other                                                         81,506                  --
                                                                      ------------        ------------
                 Gross deferred tax assets                               9,179,742           9,255,435

            Deferred tax liabilities:
              Policy benefit reserves                                      230,110                  --
              Deferred acquisition costs                                14,535,795          13,515,034
              Unrealized gain on securities held for sale                   32,122                  --
                                                                      ------------        ------------
                 Gross deferred tax liabilities                         14,798,027          13,515,034

                 Net deferred tax liabilities                         $  5,618,285        $  4,259,599
                                                                      ============        ============

         There were no valuation allowances for deferred tax assets as of December 31, 2000 and 1999 since it is management's belief that it is more likely than not that the deferred tax assets will be realized. This assessment is made based on the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. At December 31, 2000, the Company has net operating loss carry-forwards for income tax purposes of $2,294,000, which begin to expire in 2018.

         The Company does not have a policyholder surplus account. Therefore, the Company is not subject to the potential addition to federal income tax imposed by Section 815 of the Code.

                               The WMA Corporation

                   Notes to Consolidated Financial Statements


8.       Related Party Transactions

         The Company, from time to time, has entered into transactions with WMA Agency or its affiliates, which are controlled by S. Hubert Humphrey, Jr., beneficial owner of approximately 34.3% of the Company's outstanding common stock. Mr. Humphrey and certain directors and officers of the Company are also employees of WMA Agency.

         During the first quarter of 1998, employees of WMA Agency performed the Company's administrative functions. The Company paid WMA Agency a monthly payroll allocation based upon the amount of time during which WMA Agency employees provided services to the Company. The Company also received certain other services from WMA Agency, including the funding of certain operating and travel related expenses. Effective April 1, 1998, the Company entered into an ongoing Corporate Services Agreement with WMA Agency whereby WMA Agency provides corporate services and supplies to the Company for a fixed monthly fee of $2,250, adjustable annually. These services include facilities maintenance, security, human resources, mail services, utilities, postage, telephone, and copier service. The Company incurred costs of $48,922, $48,851 and $240,708 for these services from WMA Agency for the years ended December 31, 2000, 1999, and 1998, respectively. The Company has reimbursed WMA Agency for all such expenditures.

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

         In 1995, WMA Life entered into an agreement with CFM Insurance Managers, Ltd. ("CFM"), a member of the Mutual Risk Management Ltd. group, which provides professional management services to international companies operating in Bermuda. C. Simon Scupham, a director of the Company and of WMA Life, is the President of CFM. Pursuant to this agreement, CFM acts as the Principal Representative for WMA Life in Bermuda. This agreement is for an unlimited duration, but may be terminated by either party upon 90 days prior written notice or upon 30 days prior written notice under specified circumstances. The Company paid $60,000 in fees during each of the years ended December 31, 2000, 1999 and 1998 pursuant to the agreement with CFM.

         In 1995, Mr. Humphrey pledged all of his shares of the Company's common stock in connection with a loan made by Money Services, Inc. to WMA Agency ("Agency Loan"). Money Services, Inc. (MSI) is a subsidiary of AEGON USA, Inc., as is Western Reserve. Part of the Agency Loan proceeds were allocated for use by WMA Agency to make loans to certain WMA Sales Associates ("Agent Loans") for the purpose of acquiring shares of common stock of the Company in its 1995 offering. As of December 31, 2000, the outstanding principal amount of the Agent Loans was $551,533. The WMA Sales Associates' shares of common stock are pledged to WMA Agency as security for these Agent Loans. The Agent Loans are payable in 60 equal monthly payments of principal and interest and may not be prepaid. The shares acquired by the WMA Sales Associates are non-transferable during the loan term. Many of the loans are scheduled to be paid in full by the end of 2001. Proxies have been executed in favor of WMA Agency for voting such shares of common stock for so long as the Agent Loans are outstanding. By virtue of his ownership of WMA Agency, Mr. Humphrey is considered to be the beneficial owner of the 355,927 shares and is able to control the proxies relating to them.

                               The WMA Corporation

                   Notes to Consolidated Financial Statements


         The Agency Loan, which was in the initial amount of $2.25 million in 1995, was subsequently consolidated into a WMA Agency line of credit facility. The maximum available amount under this line of credit was increased in 2000 to $27.25 million. Mr. Humphrey's pledge of his shares of common stock is one of the various forms of collateral for this line of credit, which as of December 31, 2000 had an outstanding balance of $26.95 million. Upon default on this credit line, the lender, MSI, would have the right to take title to the pledged shares and to exercise voting control. Amounts outstanding under this line of credit are being amortized over the period ending November 1, 2012 with principal and interest payable monthly by WMA Agency. Interest is calculated in arrears based on AEGON USA's cost of its five-year senior debt instruments, which is in turn, based upon five-year U.S. Treasury Notes, plus an underwriters' override. Interest on the line of credit is recalculated every five years.

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

         WMA Corporation relies, and will rely, primarily on funds retained at the holding company level, loan repayments and potential dividends from WMA Life to meet ongoing cash requirements of the holding company. The payment of dividends by WMA Life to WMA Corporation is subject to regulatory restrictions under Bermuda insurance law. WMA Life may not declare or pay a dividend or make a distribution out of contributed surplus if, among other things, there are reasonable grounds for believing that (a) WMA Life is, or after the payment, would be unable to pay its liabilities as they become due; or (b) the realizable value of WMA Life's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. During 2000, WMA Life paid dividends of $3.4 million to WMA Corporation to meet cash requirements, including payment of principal and interest on the loans from MSI for the benefit of WMA Life.

10.      Commitments and Contingent Liabilities

         From time to time the Company may be subject to reinsurance-related litigation and arbitration in the normal course of business. Management does not believe that the Company is a party to any such pending litigation or arbitration that would have a material adverse effect on its future operations.

         The Company has obtained letters of credit in favor of unaffiliated insurance companies with whom the Company has reinsurance agreements. The posting of a letter of credit allows the ceding company to take statutory reserve credit for reinsurance ceded, which would otherwise not be available as WMA Life is not "authorized" (essentially licensed) by the ceding company's state of domicile. At December 31, 2000, the outstanding letters of credit totaled $6.14 million. The letters of credit were issued by the Company's custodian and secured by the Company's investments held by the custodian.

         The Company currently leases office space from WMA Agency under a sublease, which expires in 2008. Payments under this lease are $18,675 annually through January 2003. For the second five-year period, the rate paid is subject to an increase of approximately 13.65%. Total lease expense for the year ended December 31, 2000 was $18,675. The following is a schedule of future minimum lease payments as of December 31, 2000:

                               Year ending December 31,         Lease Payments
                               ------------------------         --------------
                                         2001                        18,675
                                         2002                        18,675
                                         2003                        21,011
                                         2004                        21,224
                                      Thereafter                     65,441
                                                                  ---------
                                                                  $ 145,026
                                                                  =========

                               The WMA Corporation

                   Notes to Consolidated Financial Statements


11.      Short Term and Long Term Debt

         Short-term and long-term debt at December 31, 2000 and 1999 are as follows:

                                                                               2000                1999
                                                                           ------------        ------------
            Line of credit - short term                                    $    277,285                  --
            Line of credit - long term                                               --        $  5,303,562
               Convertible Term Note - 7.5% interest, principal
               and interest due at July 29, 2004                              5,000,000           5,000,000
                                                                           ------------        ------------
                 Total short-term and long-term debt                          5,277,285          10,303,562
            Less: Anticipated current maturity of line of credit                277,285           1,125,000
                                                                           ------------        ------------
                 Total long-term debt                                      $  5,000,000        $  9,178,562
                                                                           ============        ============

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

         On July 30, 1999, the Company issued a $5 million, five-year term note to MSI due on July 29, 2004. Interest is payable at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. MSI may convert, after December 31, 1999 and prior to July 29, 2004, the outstanding principal balance of this note into common stock of the Company. Upon conversion, the number of shares of common stock which may be obtained per each $100.00 of the outstanding principal amount of the note shall be 4.17 shares. The note may be redeemed after July 29, 2002, in whole or in part, at the Company's option, at the redemption price, which shall include all accrued but unpaid interest to the date of redemption. If the note is redeemed prior to July 29, 2004, interest shall accrue on the outstanding principal amount at the rate of 9% per annum from the date of the note through the date of redemption.

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

         Effective December 31, 1999, the line of credit was amended to extend the maturity date and establish scheduled principal and interest payments beginning in February 2000. Under the amended terms, the outstanding balance of $5,303,362 and related accrued interest was payable commencing February 15, 2000 and continuing on the 45th day after the close of each calendar quarter thereafter until the entire outstanding balance and accrued interest is paid in full. Quarterly payments totaled $5.03 million of principal during 2000. At December 31, 2000, the anticipated payment for 2001 is the outstanding principal balance of $277,285. This amount represents the current maturities of the long-term debt, which is reflected as short-term debt on the Consolidated Balance Sheet.

                                The WMA Corporation

                   Notes to Consolidated Financial Statements


12.      Comprehensive Income

         The following table sets forth the amounts of other comprehensive income (loss) along with the related tax effects allocated to other comprehensive income (loss) for the years ended December 31, 2000, 1999, and 1998:

                                                                               Before-Tax     Tax (Expense)       Net-of-Tax
                                                                                 Amount          Benefit            Amount
                                                                               ----------     -------------       ----------
                                   2000
            Net unrealized holding gains arising during period                 $ 161,559          (54,930)        $ 106,629
            Less: reclassification adjustment for gains realized
              in net income                                                        2,606             (886)            1,720
                                                                               ---------        ---------         ---------
            Other comprehensive income                                         $ 158,953          (54,044)        $ 104,909
                                                                               =========        =========         =========

                                   1999
            Net unrealized holding losses arising during period                $(366,622)         124,653         $(241,969)
            Plus: reclassification adjustment for losses
              realized in net income                                             (66,000)          22,440           (43,560)
                                                                               ---------        ---------         ---------
            Other comprehensive loss                                           $(432,622)         147,093         $(285,529)
                                                                               =========        =========         =========

                                   1998
            Net unrealized holding gains arising during period                 $ 396,317         (134,748)        $ 261,569
            Less: reclassification adjustment for gains realized
               in net income                                                     267,063          (90,801)          176,262
                                                                               ---------        ---------         ---------
             Other comprehensive income                                        $ 129,254          (43,947)        $  85,307
                                                                               =========        =========         =========

13.      Segment Reporting

         The Company has two reportable segments: non-universal life-type agreements and universal life-type agreements.(*) The reportable segments are determined based on the nature of the reinsurance treaties and the accounting treatment used for the various reinsurance treaties. The Company reinsures VUL policies on a MRT basis. MRT reinsurance involves the reinsurance of mortality risk whereby premiums are not directly related to the premium rates on the original plan of insurance and the ceding company is liable for the total net amount of risk of the policies reinsured. The Company's MRT agreements are accounted for under SFAS No. 60 accounting principles. The Company reinsures variable annuity contracts and variable universal life policies on a coinsurance and modified coinsurance basis. Coinsurance involves the reinsurance of mortality and investment risks on the same basis as that of the underlying policies. The ceding life companies and the Company share in these risks in the same manner. The Company's existing coinsurance and modified coinsurance agreements are accounted for under SFAS No. 97 accounting principles. Items not directly related to the business segments and unallocated corporate items (i.e. other income, interest expense on corporate debt and unallocated operating expenses) are shown separately, consistent with the Company's internal measurement process. Segment assets reported include those assets directly attributable to the reinsurance treaties such as reinsurance balances receivable, deferred acquisition costs, policy loans, prepaid expenses, invested assets and cash. Cash and invested assets are allocated to the treaties based upon statutory reserves, the letters of credit posted in support of the statutory reserves held, and allocated surplus which is consistent with the Company's internal measurement process.


-----------------
* Non-universal life-type agreements and universal life-type agreements are referenced in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-duration Contracts and for Realized Gains and Losses from the Sale of Investments, paragraphs 44 and 45.

                               The WMA Corporation

                   Notes to Consolidated Financial Statements


         SEGMENT REPORTING
         YEARS ENDED DECEMBER 31                                              2000
-------------------------------------------      ----------------------------------------------------------
  (Amounts in thousands)                            NON-
                                                 UNIVERSAL       UNIVERSAL
                                                 LIFE-TYPE       LIFE-TYPE         OTHER            TOTAL
                                                 ---------       ---------        --------         --------
Premiums                                          $ 16,619              --              --         $ 16,619

Reinsured policy revenues                               --          12,894              --           12,894

Benefits, claims and settlement expenses             8,658             954              --            9,612

Reinsurance premium allowances, net                  5,711           1,829              --            7,540

Amortization of deferred acquisition cost              116           3,901              --            4,017

Loss on recapture of business                           --              --              --               --
                                                  --------        --------        --------         --------
Underwriting profit                                  2,134           6,210              --            8,344

Net investment income                                  213             171             144              528

Net realized gain (loss) on investments                 --              --               3                3

Other expenses                                         150             184           1,588            1,922
                                                  --------        --------        --------         --------
Segment operating income (loss) before
  income tax                                         2,197           6,197          (1,441)           6,953

Income tax expense (benefit)                           589           1,659            (428)           1,820
                                                  --------        --------        --------         --------
Segment net income (loss)                         $  1,608           4,538          (1,013)        $  5,133
                                                  --------        --------        --------         --------
Preferred dividends                                     --              --             155              155
                                                  --------        --------        --------         --------
Segment net income (loss) available to
  common stockholders                             $  1,608           4,538          (1,168)        $  4,978
                                                  ========        ========        ========         ========

Segment assets                                    $  9,279          44,688           2,656         $ 56,623
                                                  ========        ========        ========         ========

         SEGMENT REPORTING
         YEARS ENDED DECEMBER 31                                              1999
-------------------------------------------       -----------------------------------------------------------
  (Amounts in thousands)                             NON-
                                                  UNIVERSAL       UNIVERSAL
                                                  LIFE-TYPE       LIFE-TYPE          OTHER            TOTAL
                                                  ---------       ---------         --------         --------
Premiums                                           $  9,693              --               --         $  9,693

Reinsured policy revenues                                --          13,506               --           13,506

Benefits, claims and settlement expenses              3,215           1,610               --            4,825

Reinsurance premium allowances, net                   2,775           2,588               --            5,363

Amortization of deferred acquisition cost               171           3,618               --            3,789

Loss on recapture of business                            --             823               --              823
                                                   --------        --------         --------         --------
Underwriting profit                                   3,532           4,867               --            8,399

Net investment income                                   118             132              100              350

Net realized gain (loss) on investments                  --              --              (66)             (66)

Other expenses                                           22             422            1,693            2,137
                                                   --------        --------         --------         --------
Segment operating income (loss) before
  income tax                                          3,628           4,577           (1,659)           6,546

Income tax expense (benefit)                          1,234           1,556             (564)           2,226
                                                   --------        --------         --------         --------
Segment net income (loss)                          $  2,394           3,021           (1,095)        $  4,320
                                                   --------        --------         --------         --------
Preferred dividends                                      --              --               --               --
                                                   --------        --------         --------         --------
Segment net income (loss) available to
  common stockholders                              $  2,394           3,021           (1,095)        $  4,320
                                                   ========        ========         ========         ========

Segment assets                                     $  7,762          40,220            1,026         $ 49,008
                                                   ========        ========         ========         ========
         SEGMENT REPORTING
         YEARS ENDED DECEMBER 31                                              1998
-------------------------------------------       ----------------------------------------------------------
  (Amounts in thousands)                             NON-
                                                  UNIVERSAL       UNIVERSAL
                                                  LIFE-TYPE       LIFE-TYPE         OTHER            TOTAL
                                                  ---------       ---------        --------         --------
Premiums                                           $  7,280              --              --         $  7,280

Reinsured policy revenues                                --           4,098              --            4,098

Benefits, claims and settlement expenses              3,416              26              --            3,442

Reinsurance premium allowances, net                   1,945             974              --            2,917

Amortization of deferred acquisition cost               149           1,393              --            1,542

Loss on recapture of business                            --              --              --               --
                                                   --------        --------        --------         --------
Underwriting profit                                   1,772           1,705              --            3,477

Net investment income                                   142              75             733              950

Net realized gain (loss) on investments                  --              --             267              267

Other expenses                                           18             121           1,159            1,298
                                                   --------        --------        --------         --------
Segment operating income (loss) before
  income tax                                          1,896           1,659            (159)           3,396

Income tax expense (benefit)                            645             564             (52)           1,157
                                                   --------        --------        --------         --------
Segment net income (loss)                          $  1,251           1,095            (107)        $  2,239
                                                   --------        --------        --------         --------
Preferred dividends                                      --              --              --               --
                                                   --------        --------        --------         --------
Segment net income (loss) available to
  common stockholders                              $  1,251           1,095            (107)        $  2,239
                                                   ========        ========        ========         ========

Segment assets                                     $  5,527          31,774           7,580         $ 44,881
                                                   ========        ========        ========         ========


         During 2000, 1999, and 1998, the percentage of total premiums and reinsured policy revenues that relate to Western Reserve is 88%, 87% and 89%, respectively. The percentage of the total underwriting profit that relates to Western Reserve for 2000, 1999 and 1998 is 83% for all three years.

         The Company estimates that approximately 44% of VUL premiums and 30% of variable annuity premiums, written through Western Reserve and sold by WMA Sales Associates, originated in California.

                               The WMA Corporation

                   Notes to Consolidated Financial Statements


14.      Capital Infusion

         During 1999, the Company proceeded with a private placement offering up to 1,000,000 shares of Series A convertible preferred stock ("Preferred Stock") to a limited number of WMA Sales Associates, WMA Agency employees and certain other investors acceptable to the Company that qualified as "accredited investors" within the meaning of Rule 501 of Regulation D under The Securities Act of 1933. The Preferred Stock is designated non-voting and unregistered with a par value of $2.00. The Preferred Stock has a liquidation preference equal to $2.00 per share in the event of any liquidation, dissolution, or winding up of the affairs of the Company. The Preferred Stock will be converted automatically into common stock upon the earlier of (i) the closing of any Qualifying Sale of shares of common stock or (ii) January 1, 2002. A Qualifying Sale is defined as net proceeds to the Company of at least $10 million from the sale of shares of common stock.

         In August 2000, the Company closed its offering of the Preferred Stock, which resulted in approximately $4 million of gross proceeds to the Company. The Company issued 266,047 shares of its Preferred Stock to the investors in this offering. The net proceeds were loaned to WMA Life, which were applied toward repayment of the line of credit with MSI. In December 2000, the Company paid a 7% annual dividend to the preferred stockholders in the amount of $279,349. Sources of funds to pay the dividend included interest of $136,396 from the offering escrow account and $142,953 from operational income. For the year ended December 31, 2000, preferred dividend expense includes an accrual of $12,245 for the dividend due on December 15, 2001.

         Additionally, the Company proceeded with a private placement offering up to 4,333,333 shares of common stock to certain institutional investors. In September 2000, the Company closed this private offering with no sales of its common stock.

15.      Stock Options and Warrants

         Stock Options

         On June 15, 1999 the Company's Board of Directors authorized a 1999 stock option plan for the directors, officers and employees of the Company (the "Plan") that contemplated the issuance of up to 700,000 shares of the Company's authorized, but unissued, common stock upon the exercise of options granted under the 1999 Plan. On that same date, the Board of Directors granted options under the 1999 Plan to purchase 450,000 shares of common stock. The Company's stockholders ratified the Plan at the Annual Meeting held on August 16, 1999. The Company raised no new capital on or before December 31, 1999; therefore, the outstanding options could not, by their terms, be exercised.

         On May 12, 2000, the Board of Directors approved an amendment to the Plan extending the December 31, 1999 deadline to January 1, 2002. Additionally, the amendment limits the number of shares that can be purchased upon exercise of the options to an amount to be determined by the amount of capital raised by the Company from the sale of common and preferred stock during the period from January 1, 2000 through January 1, 2002. If less than $15 million is raised through the sale of stock, the outstanding options would lapse and no options would be exercisable. If more than $75 million is raised through the sale of stock, the number of shares exercisable would be one times the number of shares subject to the option. If an amount between $15 million and $75 million is raised through the sale of stock during the same period, the number of shares exercisable would be a formula amount as shown below:

          Number of shares to     =        Number of shares        X      Proceeds raised from sale of stock
                be issued                subject to the option            ----------------------------------
                                                                                     $75,000,000

         The Company will receive no monetary consideration for granting these options. The shares owned by the optionees upon exercise of their options will not be registered and shall be considered restricted shares, which may only be resold pursuant to an effective registration statement, an exemption from registration, or Rule 144. The Company's stockholders ratified the amendment to the Plan at the Annual Meeting held on August 14, 2000.

                               The WMA Corporation

                   Notes to Consolidated Financial Statements


         Warrants

         In June 1998, the Company entered into a Directed Reinsurance Agreement that provides WMA Agency will use its best efforts to cause any life insurance company with which WMA Agency has selling agreements to enter into reinsurance agreements with the Company covering the life insurance products sold through WMA Agency. On June 15, 1999, the Board of Directors of the Company approved an amendment to the Directed Reinsurance Agreement with WMA Agency, which amendment was also approved by WMA Agency. The amendment provided for the issuance of Warrants by the Company to purchase 300,000 shares of the Company's common stock. At the 1999 Annual Meeting, the Company's stockholders approved the creation and issuance of such Warrants. The shares to be issued under the Warrants were exercisable in equal increments over the five years after the first anniversary of the date of issuance. Since the Company raised no new capital by December 31, 1999, the outstanding Warrants could not, by their terms, be exercised.

         On May 12, 2000, the Board of Directors approved an amendment to the Warrants extending the December 31, 1999 deadline to January 1, 2002. Additionally, the amendment limits the number of shares that can be issued upon exercise of the Warrant to an amount to be determined by the amount of capital raised by the Company from the sale of common and preferred stock during the period from January 1, 2000 through January 1, 2002. If less than $15 million is raised through the sale of stock, the outstanding Warrants would lapse and not be exercisable. If more than $75 million is raised through the sale of stock, the number of shares exercisable would be one times the number of shares subject to the Warrant. If an amount between $15 million and $75 million is raised through the sale of stock during the same period, the number of shares exercisable would be a formula amount as shown below:


          Number of shares to     =        Number of shares        X      Proceeds raised from sale of stock
               be issued                exercisable on Warrant            ----------------------------------
                                                                                      $75,000,000

         The Warrants were issued to key management employees of WMA Agency and its affiliated corporations as consideration for the Directed Reinsurance Agreement with WMA Agency to use its "best efforts" to encourage life insurance companies whose policies it sells to reinsure such policies with the Company. There will be no monetary consideration given to the Company for the issuance of the Warrants. No Warrants will be issued to directors of the Company.

         Neither the Warrants nor the common stock to be issued upon exercise of the Warrants will be registered. The common stock shall be considered restricted shares, which may only be resold pursuant to an effective registration statement, an exemption from registration, or Rule 144. There are no registration rights contained in the terms of the Warrant. The Company's stockholders ratified the amendment to the Warrants at the Annual Meeting held on August 14, 2000.

         Such options and warrants have been considered for purposes of stock compensation expense under SFAS No. 123, Accounting for Stock-Based Compensation, Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation. However, since no shares can be issued upon exercising the options or warrants until the amount of capital raised by the Company from the sale of stock is equal to or greater than $15 million, there is no compensation expense reflected in the financial statements. Additionally, the amount of compensation expense is indeterminable as the amount of options and warrants will vary with the amount of capital raised.

16.      Subsequent Events

         In February 2001, the Company was informed that AEGON Asset Management Services, Inc., an indirect wholly owned subsidiary of AEGON N.V., is negotiating the purchase of certain assets of the Company's affiliates, World Marketing Alliance, Inc. and WMA Securities. No other details regarding the proposed transaction have been disclosed pending the completion and execution of a definitive agreement and approval of AEGON N.V.'s Board of Directors. The proposed asset purchase does not include any assets or securities of the Company. It is unclear what impact, if any, the proposed transaction will have upon the reinsurance business of the Company.

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)      The WMA Corporation
            --------------------------------

By (Signature and Title)   /s/  S. Hubert Humphrey, Jr.
                        ---------------------------------------
                         S. Hubert Humphrey, Jr.,
                         Chairman of the Board of Directors
                         and Chief Executive Officer


Date:    March 20, 2001
         --------------


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title)   /s/  S. Hubert Humphrey, Jr.
                        ---------------------------------------
                         S. Hubert Humphrey, Jr.,
                         Chairman of the Board of Directors
                         and Chief Executive Officer


Date:    March 20, 2001
         --------------


By (Signature and Title)   /s/  Edward F. McKernan
                        ---------------------------------------
                         Edward F. McKernan,
                         President, Chief Financial Officer,
                         and Director


Date:    March 20, 2001
         --------------


By (Signature and Title)   /s/  Thomas W. Montgomery
                        ------------------------------
                         Thomas W. Montgomery,
                         Executive Vice President, Secretary
                         and Director


Date:    March 20, 2001
         --------------


By (Signature and Title)   /s/  Caryl P. Shepherd
                        --------------------------------------
                         Caryl P. Shepherd, Vice President,
                         Treasurer, Assistant Secretary
                         and Controller


Date:    March 20, 2001
         --------------