Form 10QSB
period 2001-03-31
WMA CORP
filed 2001-05-15
CIK 947716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT FOR
         THE TRANSITION PERIOD FROM            TO
                                    ----------    -----------
         COMMISSION FILE NUMBER   0-23637

                               THE WMA CORPORATION
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                  58-2179041
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

As of April 30, 2001, there were 2,495,010 shares of common stock ($.001) par value outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION..................................................3

ITEM 1.  FINANCIAL STATEMENTS...................................................3
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............10

PART II - OTHER INFORMATION....................................................18

ITEM 1.  LEGAL PROCEEDINGS.....................................................18
Item 2.  CHANGES IN SECURITIES.................................................18
Item 3.  DEFAULTS UPON SENIOR SECURITIES.......................................18
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................18
Item 5.  OTHER INFORMATION.....................................................18
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................18

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               THE WMA CORPORATION
                           Consolidated Balance Sheets

                                                                                        (Unaudited)
                                                                                          March 31,            December 31,
                                                                                            2001                   2000
                                                                                        ------------           ------------
                                Assets
Fixed maturity securities - available for sale (amortized cost of
   $10,446,982 and $5,817,900 for 2001 and 2000, respectively)                          $ 10,667,918           $  5,912,379
Cash and cash equivalents                                                                  1,678,886              4,259,153
Investment income due and accrued                                                            142,761                113,558
Reinsurance balances receivable                                                            2,882,907              2,632,949
Reinsured policy loans                                                                       925,793                867,023
Deferred acquisition costs                                                                43,126,434             42,752,339
Prepaid expenses                                                                              34,381                 31,210
Fixed assets (net of accumulated depreciation of $115,257 and $102,992
   for 2001 and 2000, respectively)                                                           36,541                 48,806
Other assets                                                                                   5,099                  5,099
                                                                                        ------------           ------------
         Total assets                                                                   $ 59,500,720           $ 56,622,516
                                                                                        ============           ============

                 Liabilities and Stockholders' Equity
Liabilities:
   Future policy benefits                                                               $  8,769,375           $  8,025,748
   Reinsurance balances payable                                                            1,240,948                388,016
   Accrued expenses                                                                          110,118                 92,927
   Accrued interest payable                                                                   63,185                161,356
   Accounts payable                                                                          102,749                 52,006
   Due to World Marketing Alliance, Inc.                                                       3,946                  7,430
   Current income tax payable                                                                     --                410,530
   Short term debt                                                                                --                277,285
   Long term debt                                                                          5,000,000              5,000,000
   Deferred tax liability                                                                  6,315,648              5,618,285
                                                                                        ------------           ------------
      Total liabilities                                                                   21,605,969             20,033,583
                                                                                        ------------           ------------
Stockholders' equity:
   Preferred stock, par value $2.00, 10,000,000 shares authorized; 7% Series A convertible preferred stock, 266,047 shares issued in
     2001 and 2000                                                                           532,094                532,094
   Common stock, par value $.001, 50,000,000 shares authorized;
     2,500,000 shares issued in 2001 and 2000                                                  2,500                  2,500
   Additional paid-in capital                                                             22,795,581             22,795,581
   Accumulated other comprehensive income                                                    145,819                 62,357
   Retained earnings                                                                      14,468,657             13,246,301
   Treasury stock, at cost (4,990 shares for 2001 and 2000)                                  (49,900)               (49,900)
                                                                                        ------------           ------------
      Total stockholders' equity                                                          37,894,751             36,588,933
                                                                                        ------------           ------------
         Total liabilities and stockholders' equity                                     $ 59,500,720           $ 56,622,516
                                                                                        ============           ============

          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                            2001                   2000
                                                                                        ------------           ------------
Revenues:
    Premiums                                                                            $  4,655,919           $  3,676,173
    Reinsured policy revenues                                                              2,940,344              3,020,268
    Net investment income                                                                    161,327                 70,642
    Net realized gain on investments                                                           5,634                     --
                                                                                        ------------           ------------
       Total revenue                                                                       7,763,224              6,767,083
                                                                                        ------------           ------------
Benefits and expenses:
    Benefits, claims and settlement expenses                                               1,502,739              1,835,617
    Change in future policy benefits                                                         643,560                435,553
    Reinsurance premium allowances, net                                                    2,095,836              1,566,396
    Amortization of deferred acquisition costs                                             1,002,338              1,086,143
    Professional fees and other expenses                                                     465,672                313,902
    Interest expense                                                                          95,611                203,990
    Fees to World Marketing Alliance, Inc.                                                    11,863                 11,552
                                                                                        ------------           ------------
       Total benefits and expenses                                                         5,817,619              5,453,153
                                                                                        ------------           ------------
       Income before income taxes                                                          1,945,605              1,313,930
Income tax expense                                                                          (654,368)              (446,736)
                                                                                        ------------           ------------
       Net income                                                                          1,291,237                867,194
                                                                                        ------------           ------------

Preferred dividends                                                                           68,881                     --
                                                                                        ------------           ------------
       Net income available to common shareholders                                      $  1,222,356           $    867,194
                                                                                        ============           ============

Basic earnings per share                                                                $       0.49           $       0.35
                                                                                        ============           ============

Diluted earnings per share                                                              $       0.47           $       0.35
                                                                                        ============           ============

Weighted average common shares outstanding                                                 2,495,010              2,495,010
                                                                                        ============           ============

Total weighted average common and common equivalent shares outstanding                     2,761,057              2,495,010
                                                                                        ============           ============

          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                            2001                   2000
                                                                                        ------------           ------------
Cash flows from operating activities:
    Net income                                                                          $  1,291,237           $    867,194
    Adjustments to reconcile net income to cash provided by
    (used in) operating activities:
      Amortization and depreciation                                                        1,014,603              1,097,985
      Deferred tax expense                                                                   654,368                446,736
      Net realized gain on investments                                                        (5,634)                    --
      Preferred dividends                                                                    (68,881)                    --
      Change in:
         Investment income due and accrued                                                   (29,203)               (62,900)
         Reinsurance balances receivables                                                   (249,958)             1,521,759
         Reinsured policy loans                                                              (58,770)              (145,537)
         Deferred acquisition costs                                                       (1,376,433)            (2,448,496)
         Prepaid expenses                                                                     (3,171)                11,469
         Other assets                                                                             --                (15,042)
         Future policy benefits                                                              743,627                545,924
         Reinsurance balances payable                                                        852,932                838,880
         Accrued expenses                                                                     17,191                 55,644
         Accrued interest payable                                                            (98,171)              (486,630)
         Accounts payable                                                                     50,743                (10,724)
         Due to World Marketing Alliance, Inc.                                                (3,484)                   (67)
         Current income tax payable                                                         (410,530)                    --
                                                                                        ------------           ------------
             Net cash provided by operating activities                                     2,320,466              2,216,195
                                                                                        ------------           ------------

Cash flows from investing activities:
    Proceeds from sale and maturity of available-for-sale securities                         261,517                 35,923
    Purchase of available-for-sale securities                                             (4,884,965)            (1,931,256)
                                                                                        ------------           ------------
             Net cash used in investing activities                                        (4,623,448)            (1,895,333)
                                                                                        ------------           ------------
Cash flows from financing activities:
    Repayment of long term debt                                                             (277,285)                    --
                                                                                        ------------           ------------
             Net cash provided by financing activities                                      (277,285)                    --
                                                                                        ------------           ------------
             Net increase (decrease) in cash and cash equivalents                         (2,580,267)               320,862
Cash and cash equivalents at beginning of period                                           4,259,153              3,475,950
                                                                                        ------------           ------------
Cash and cash equivalents at end of period                                              $  1,678,886           $  3,796,812
                                                                                        ============           ============

Supplemental disclosure of cash flow information:
             Interest paid                                                              $    193,782           $    699,779
                                                                                        ============           ============
             Income taxes paid                                                          $    432,500           $         --
                                                                                        ============           ============

          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2001

(1)      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The unaudited financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 2000 Form 10-KSB Annual Report as filed with the Securities and Exchange Commission.

(2)      Deferred Tax

Deferred income tax liabilities and related expenses are determined in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109) using an effective federal tax rate of 34%. SFAS No. 109 specifically excludes recognition of the "small life insurance company deduction" available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on the Company's earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No. 109, at March 31, 2001.

(3)      Comprehensive Income

Statement of Financial Account Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The primary component of other comprehensive income is the unrealized gain
(loss) on securities as shown under the equity section of the consolidated balance sheet. Total other comprehensive income for the three months ended March 31, 2001 was $1,374,699 compared to $867,566 for the three months ended March 31, 2000.

(4)      Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period, in accordance with SFAS No. 128, Earnings Per Share. Shares of convertible preferred stock issued in June and July 2000 are included in the calculations of total weighted average common and common equivalent shares outstanding. The dilution effect on earnings per share from the issuance of convertible preferred stock is shown on the Consolidated Statements of Income. In August 2000, the Company's stockholders ratified amendments to the 1999 stock option plan and to the outstanding warrants limiting the number of shares that can be purchased upon exercise of the options or warrants, as determined by the amount of proceeds from the sale of stock during the period from January 1, 2000 through January 1, 2002.

(5)      Accounting Pronouncements

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. The provisions of SFAS No. 133 do not have a significant impact on the financial statements of the Company.

In September 2000, FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, not previously required under SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The provisions of SFAS No. 140 do not have a significant impact on the financial statements of the Company.

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

(6)      Segment Reporting

The Company has two reportable segments: non-universal life-type agreements and universal life-type agreements.(*) The reportable segments are determined based on the nature of the reinsurance treaties and the accounting treatment used for the various reinsurance treaties. The Company reinsures certain variable universal life policies on a monthly renewable term ("MRT") basis. MRT reinsurance involves the reinsurance of mortality risk whereby premiums are not directly related to the premium rates on the original plan of insurance; the ceding company retains all risks associated with policy benefits other than mortality risk and may retain a portion of the mortality risk and the ceding company is liable for the total net amount of risk of the policies reinsured. The Company's MRT agreements are accounted for under SFAS No. 60 accounting principles. The Company also reinsures certain variable annuity contracts and variable universal life policies on a coinsurance and modified coinsurance basis. Coinsurance involves the reinsurance of mortality and investment risks on the same basis as that of the underlying policies. The ceding life companies and the Company share in these risks in the same manner. The Company's existing coinsurance agreements are accounted for under SFAS No. 97 accounting principles. Items not directly related to the business segments and unallocated corporate items (i.e., other income, interest expense on corporate debt and unallocated operating expenses) are shown separately, consistent with the Company's internal measurement process. Segment assets reported include those assets directly attributable to the reinsurance treaties such as reinsurance balances receivable, deferred acquisition costs, policy loans, prepaid expenses, invested assets and cash. Invested assets are allocated to the treaties based upon the letters of credit posted in support of the statutory reserves held which is consistent with the Company's internal measurement process.

----------------
* Non-universal life-type agreements and universal life-type agreements as referenced in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, paragraphs 44 and 45.

                                SEGMENT REPORTING

Three Months Ended March 31,                                    2001                                       2000
                                             -----------------------------------------  -----------------------------------------
                                             Non-Universal  Universal                   Non-Universal   Universal
(Amounts shown in thousands)                   Life-type    Life-type  Other    Total     Life-type     Life-type  Other    Total
                                             -------------  ---------  ------  -------  -------------   ---------  -----   -------
Premiums                                         $4,656                        $ 4,656     $3,676                          $ 3,676
Reinsured policy revenues                                      2,940             2,940                     3,020             3,020
Benefits, claims and settlement expenses(1)       2,080           66             2,146      2,025            246             2,271
Reinsurance premium allowances, net               1,653          443             2,096      1,220            346             1,566
Amortization of deferred acquisition cost            85          918             1,003         40          1,046             1,086
                                                 ------       ------           -------     ------         ------           -------
Underwriting profit                                 838        1,513             2,351        391          1,382             1,773

Net investment income (expense)                      57           42       68      167         55             60     (44)       71
Other expenses                                       28           76      469      573          6             48     476       530
                                                 ------       ------   ------  -------     ------         ------   -----   -------
Segment operating income (loss) before tax          867        1,479     (401)   1,945        440          1,394    (520)    1,314
Income tax expense (benefit)                        292          497     (135)     654        150            474    (177)      447
                                                 ------       ------   ------  -------     ------         ------   -----   -------
Segment net income (loss)                        $  575          982     (266) $ 1,291     $  290            920    (343)  $   867
                                                 ======       ======   ======  =======     ======         ======   =====   =======

Segment assets                                   $6,770       47,472    5,258  $59,500     $4,991         39,412   7,362   $51,265
                                                 ======       ======   ======  =======     ======         ======   =====   =======

         For the three months ended March 31, 2001 and 2000, the percentage of total premiums and reinsured policy revenues which relate to Western Reserve Life Assurance Co. of Ohio ("Western Reserve") is 89% and 87%, respectively.

         The percentage of the total underwriting profit that relates to Western Reserve for the three months ended March 31, 2001 and 2000 is 82% and 79%, respectively.

         The Company estimates that approximately 44% of variable universal life ("VUL") premiums and 30% of variable annuity premiums, written through Western Reserve and sold by WMA Sales Associates, originated in California.

--------------------
(1) Benefits, claims and settlement expenses includes Change in future policy benefits.

(7)      Reclassification

The Company has reclassified the presentation of certain 2000 information to conform to the 2001 presentation.

(8)      Subsequent Events

Asset Acquisition. On May 7, 2001, AEGON Asset Management Services, Inc. ("AEGON"), an indirect, wholly owned subsidiary of AEGON USA, Inc., announced it has entered into an agreement to acquire selected assets of the Company's affiliates, World Marketing Alliance, Inc. and WMA Securities, Inc. These selected assets will be placed in a new AEGON subsidiary called World Financial Group, Inc. ("WFG"). It is also anticipated that, subject to regulatory approval, AEGON will set up a new broker/dealer, World Group Securities, Inc. to house WFG's future securities activities. The announced asset purchase does not include any assets or securities of the Company. It is unclear what impact the announced transaction will have upon the reinsurance business of the Company. See further details under Item 2. Management's Discussion and Analysis or Plan of Operation - Asset Purchase Agreement of Certain Assets of WMA Agency and WMA Securities.

Pacific Life Letter of Intent. WMA Life Insurance Company Limited ("WMA Life") has entered into a letter of intent with Pacific Life Insurance Company ("Pacific Life") to reinsure Pacific Select Exec II (PSEII) VUL policies on a monthly renewable term basis. This letter of intent, if it results in a definitive agreement, provides that WMA Life will commence reinsuring Pacific Life PSEII policies and riders sold by registered representatives of WMA Securities, Inc., its affiliates and successors, including World Financial Group, Inc. and World Group Securities, Inc., and issued by Pacific Life on or after January 1, 2001. There can be no assurance that the intent expressed, which forms the basis for formal negotiations, will result in a definitive agreement.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis or Plan of Operation ("MD&A") addresses the financial condition of the Company as of March 31, 2001 compared with December 31, 2000, and its results of operations for the three months ended March 31, 2001, compared with the three months ended March 31, 2000. This discussion should be read in conjunction with the MD&A and the Company's Consolidated Financial Statements and notes thereto in the Company's 2000 Form 10-KSB Annual Report.

OVERVIEW

The WMA Corporation ("WMA Corporation"), incorporated in the state of Delaware in 1995, is a holding company, owning all of the outstanding capital stock of WMA Life Insurance Company Limited ("WMA Life"), a Bermuda life insurance corporation. WMA Life, also formed during 1995, commenced its reinsurance operations during 1996. WMA Life presently provides reinsurance to certain life insurance companies ("Ceding Life Companies") with respect to variable universal life ("VUL") and variable annuity policies. The term "Company", as used in this document, refers to WMA Corporation and WMA Life collectively, unless the context requires otherwise.

The Company reinsures certain life insurance policies and annuities sold by "WMA Sales Associates", a network of independent agents associated with "WMA Agency". Unless the context indicates otherwise, "WMA Agency" refers to World Marketing Alliance, Inc., an insurance agency and Georgia corporation, which operates an international financial services, sales and marketing organization, and certain entities and persons with which it is associated primarily for licensing purposes. "WMA Sales Associates" are independent agents who market financial services products through WMA Agency and often hold licenses as registered representatives for the sale of certain securities products through another affiliate, WMA Securities, Inc. ("WMA Securities"), a registered securities broker-dealer.

All of the Company's reinsurance business has been indirectly the result of the marketing efforts of WMA Agency, through business placed with the Ceding Life Companies. The Company has not used reinsurance intermediaries or engaged in any direct marketing activities. Therefore, the Company has been dependent upon and benefited from WMA Agency to market those products that the Company reinsures.

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

At March 31, 2001, WMA Life's reinsurance in force on life insurance policies and riders constituted 296,143 policies and riders with an aggregate face amount of $9.37 billion. This is a decrease of 531 life insurance policies and riders, or 0.2%, and $0.01 billion of in force face amount, or 0.1%, from December 31, 2000.

At March 31, 2001, WMA Life had reinsurance in force with respect to variable annuities for 45,483 policies with reinsured annuity benefits of $267.64 million. This represents an increase of 1,664 policies, or 4%, and a decrease of $42.42 million of annuity contract benefits, or 14%, from December 31, 2000. Policyholders have directed most of their assets to be invested in the separate accounts of the reinsured policies, with a majority invested in equities. Accordingly, the decrease in reinsured annuity contract benefits is reflective of continuing decreases in the equity markets during 2001.

The following table indicates the percentage of WMA Life's reinsurance revenues derived from each Ceding Life Company:


                                                                               THREE MONTHS
                                                                                  ENDED
                                                                                 MARCH 31,
   CEDING LIFE COMPANY                                                             2001       2000      1999
   -------------------                                                         ------------   ----      ----
   Western Reserve Life Assurance Co. of Ohio ("Western Reserve")                   89%        88%       88%
   American Skandia Life Assurance Corporation ("American Skandia")                  9%        10%        9%
   Kemper Investors Life Insurance Company ("Zurich Kemper")                         2%         2%        3%
                                                                                   ----       ----      ----
          Total                                                                    100%       100%      100%


ASSET PURCHASE AGREEMENT OF CERTAIN ASSETS OF WMA AGENCY AND WMA SECURITIES

On May 7, 2001, AEGON Asset Management Services, Inc. ("AEGON"), an indirect, wholly owned subsidiary of AEGON USA, Inc., announced it entered into an Asset Purchase Agreement to acquire selected assets of the Company's affiliates, WMA Agency and WMA Securities. These selected assets will be placed in a new AEGON subsidiary called World Financial Group, Inc. ("WFG"). It is also anticipated that, subject to regulatory approval, AEGON will set up a new broker/dealer, World Group Securities, Inc. to house WFG's future securities activities. The announced asset purchase does not include any assets or securities of the Company, nor would it interfere with the continued reinsurance of business in force or the reinsurance of new policies subject to the terms of the Company's existing reinsurance agreements.

S. Hubert Humphrey, Jr., who owns substantially all of World Marketing Alliance, Inc. and WMA Securities, is the Company's chairman and CEO and beneficially owns approximately 29.0% of the Company's common stock and 25.1% of the Company's preferred stock. Mr. Humphrey will also serve as chairman of WFG and will provide visionary and motivational leadership through a long-term consulting arrangement. The asset purchase is expected to close in June 2001, or such later date upon which all regulatory approvals have been obtained.

In 1998, the Company entered into a formal agreement whereby WMA Agency agreed to use its "best efforts" to encourage companies, with which it had selling agreements, to reinsure those policies sold by WMA Sales Associates with the Company. WMA Agency will no longer have an active insurance sales force after the closing of the Asset Purchase Agreement, since there will be a transition plan to move substantially all qualified, licensed agents to the new insurance agency. While the Company speculates the transaction may lead to increased sales of products currently reinsured, thereby increasing new business reinsured, the Company also believes that the opportunity to acquire reinsurance on new products will be less secure after the closing of the Asset Purchase Agreement. Accordingly, the Company has entered negotiations with AEGON in an effort to preserve the Company's opportunity to continue reinsuring new products sold through WFG.

A majority of the Company's reinsurance business is derived from policies issued by Western Reserve, an indirect, wholly owned subsidiary of AEGON USA, Inc. and an affiliate of AEGON Asset Management Services, Inc. In November 1999, Western Reserve introduced a new VUL product, the WRL Freedom Elite, for sale by WMA Sales Associates, which the Company does not reinsure. During 2000 and 2001, sales of this product have progressively increased, which has resulted in a smaller portion of WMA Agency's total business that is reinsured by WMA Life. In September 2000, the Company commenced negotiations with Western Reserve for the purpose of securing a reinsurance agreement for this and other products. These negotiations have continued into 2001. However, considering the announcement of the Asset Purchase Agreement, the Company has now expanded the scope of its discussions with Western Reserve for the purpose of preserving the Company's opportunity to reinsure these and other potential new Western Reserve products sold through WFG.

The Company believes that, regardless of the outcome of these negotiations with AEGON and Western Reserve, its source of continued reinsurance business less secure than before the closing of the Asset Purchase Agreement. There also can be, no assurance that the Company's negotiations with AEGON and Western Reserve will result in any definitive agreements. Therefore, the Company must seek to expand its reinsurance relationships beyond the insurance companies that will have marketing relationships with WFG. Since the Company believes that it will be very difficult to compete effectively in the same markets as the large commercial reinsurers, it intends to explore business strategies that will capitalize on niche markets.

MONTHLY RENEWABLE TERM REINSURANCE

WMA Life's reinsurance indemnity agreements include three Monthly Renewable Term ("MRT") agreements relating to VUL policies. MRT reinsurance is a variation of Yearly Renewable Term Insurance. Under MRT reinsurance, the ceding company reinsures the mortality risk with WMA Life. The amount reinsured in any one month is not based on the face amount of the policy, but rather on the net amount of risk. The net amount of risk is typically defined as the difference between the death benefit and the cash value of a policy. The ceding company retains responsibility for establishing the policy reserves (reduced for the mortality risk reinsured) as well as the payment of all policy benefits, commissions and expenses involved in issuing and maintaining the business. WMA Life establishes reserves specific to the mortality risk reinsured.

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


                                                                                            REINSURANCE
CEDING COMPANY           REINSURED VUL PRODUCT NAME         INITIAL POLICY ISSUE DATE    COMMENCEMENT DATE
--------------           --------------------------         -------------------------    -----------------

Western Reserve          Freedom Equity Protector               1/92 to 12/99                  7/96
                         Financial Freedom Builder              8/97 to 3/98                   8/97

Zurich Kemper            Power VUL                              10/96 to 3/01                 10/96

Western Reserve          Financial Freedom Builder              1/99 to present               10/99


Effective March 31, 2001, Zurich Kemper withdrew the Power VUL product from the market for all new issues and conversions. Power VUL policies in force will continue to be reinsured by WMA Life.

COINSURANCE AND MODIFIED COINSURANCE

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


                                                          PRODUCT                              INITIAL POLICY     REINSURANCE
          CEDING COMPANY      REINSURED PRODUCT NAME       TYPE      REINSURANCE TYPE            ISSUE DATE     COMMENCEMENT DATE
          --------------      ----------------------      -------    ----------------          --------------   -----------------

          Western Reserve     Financial Freedom Builder     VUL      Coinsurance and ModCo      4/98 to 12/98          4/98

          Western Reserve     Freedom Wealth Creator        VA       Coinsurance and ModCo      1/98 to present         1/98

          Western Reserve     Freedom Premier               VA       Coinsurance and ModCo      10/00 to present       10/00

          American Skandia    Imperium                      VA       ModCo                      1/97 to present         1/97


Effective January 1, 2001, the reinsurance percentage is 40% on all reinsured Imperium variable annuity policies issued by American Skandia. WMA Life continues to reinsure 30% to 40% of the reinsured Imperium variable annuity policies issued from January 1, 1997 through December 31, 1999 and 10% of the reinsured Imperium variable annuity policies issued from January 1, 2000 through December 31, 2000.

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

WMA Life defers costs that vary with and are directly associated with the acquisition of the reinsured policies. These expenses are deferred to the extent that such costs are deemed recoverable from future policy revenues in accordance with GAAP and are recorded as deferred acquisition costs on the balance sheet. Deferred acquisition costs were $43.13 million at March 31, 2001, an increase of $374,000, or 1%, from December 31, 2000.

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

The liability for future policy benefits was $8.77 million at March 31, 2001, an increase of $744,000, or 9%, from December 31, 2000. The liability at March 31, 2001 is comprised of two components: (i) liabilities under the Company's MRT reinsurance agreements, and (ii) liabilities related to the coinsurance of VUL and variable annuity policyholder obligations. The liability, with regard to the MRT reinsurance, represents the present value of future benefits to be paid and related expenses, less the present value of future net premiums (that portion of the premium required to provide for all benefits and expenses). The liability for the fixed account portion of the reinsured Western Reserve VUL and variable annuity policies is equal to reinsured policy account balances. The separate account portions of the Western Reserve VUL and the Western Reserve and American Skandia variable annuity policies are reinsured on a modified coinsurance basis and, accordingly, the ceding companies retain the reserves and the assets related to the reserves in their respective separate accounts. To date, management believes the assumptions used regarding its liability for future policy benefits are appropriate for its circumstances.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,
2000.

Revenues. Revenues increased by $1.00 million, or 15%, for the three months ended March 31, 2001 compared to the same period in 2000. The increase was primarily attributable to the growth in premiums associated with the MRT agreements.

Premiums. Premiums increased by $980,000, or 27%, for the three months ended March 31, 2001 compared to the same period in 2000. The majority of the premium increase was due to increasing reinsured business in force under the FFB MRT Agreement. In force volume under the FFB MRT Agreement increased $1.26 million, or 41%, for the quarter ended March 31, 2001 compared to the same period in 2000. The remaining increase in premiums was attributable to the increasing duration of the policies in force, since the reinsurance premiums increase with the advancing age of the insured.

Reinsured Policy Revenues. Reinsured policy revenues decreased by $80,000, or 3%, for the three months ended March 31, 2001 compared to the same period in 2000. These revenues reflect policy cost of insurance charges, mortality and expense charges, policy administration, asset based allowances and deferred sales charges under the coinsurance and ModCo agreements, as they relate to universal life-type contracts.

The revenue decrease was primarily attributable to the VUL coinsurance and ModCo agreement with Western Reserve. Of the $2.94 million Reinsured policy revenues for the three months ended March 31, 2001, $1.47 million was attributable to the VUL coinsurance and ModCo agreement with Western Reserve compared to $1.54 million for the same period in 2000, a decrease of $74,000, or 5%. The remaining $1.47 million of Reinsured policy revenues was attributable to the variable annuity reinsurance agreements compared to $1.48 million for the same period in 2000, a decrease of $6,000, or 0.4%. Decreasing revenues for both VUL and variable annuity business have resulted primarily because of a decrease in collected mortality and expense charges associated with the lower account values, due to the continued decrease in the equity markets. Further, the VUL coinsurance and ModCo business is a closed block, which has resulted in a declining in force due to normal policy lapses and surrenders.

Net Investment Income and Net Realized Gain on Investments. Net investment income increased by $91,000, or 128%, for the three months ended March 31, 2001 compared to the same period in 2000. Investment income is earned from investments in fixed income securities and cash equivalents. Investment expenses of $17,000 and

$19,000 for the three month periods ended March 31, 2001 and 2000, respectively, related to investment advisor fees and custodial fees and were netted with gross investment income excluding realized gains and losses. The increase in net investment income was primarily due to the increased size of the Company's portfolio and increasing investment yields on new purchases of fixed income securities. The sale of the fixed income securities for the three months ended March 31, 2001 resulted in a Net realized gain on investments of $5,634. No net realized gains or losses on investments were reported for the period ended March 31, 2000. A Net realized gain is the result of selling securities after a decrease in market yields subsequent to their purchase; a decrease in market yields causes an increase in the market value of invested securities.

Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses decreased by $333,000, or 18%, for the three months ended March 31, 2001 compared to the same period in 2000. The decrease was primarily the result of lower claims activity. The amount of business in force at March 31, 2000 was $8.55 billion compared to $9.37 billion at March 31, 2001, which represented a $0.82 billion, or 10%, increase.

The Company's profitability, in part, depends on the volume and amount of death claims incurred. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods, and are subject to fluctuation from quarter to quarter and year to year. Claims paid plus those incurred in 2001 were approximately 25% lower than otherwise expected based upon management estimates and prior claims activity. Management estimates net income was $275,000 higher for the period ended March 31, 2001, than otherwise expected, due to this lower than expected claims activity.

Change in Future Policy Benefits. Change in future policy benefits increased by $208,000, or 48%, for the three months ended March 31, 2001 compared to the same period in 2000. The increase primarily resulted from the growth in policies in force under the Western Reserve FFB MRT Agreement. Inforce policies and riders reinsured under the Western Reserve FFB MRT Agreement increased by 38,157, or 45%, from 84,528 policies and riders at March 31, 2000 to 122,685 policies and riders at March 31, 2001.

Reinsurance Premium Allowances, Net. Net reinsurance premium allowances increased by $529,000, or 34%, for the three months ended March 31, 2001 compared to the same period in 2000. Gross reinsurance premium allowances represent a portion of reinsurance premiums paid or allowed by WMA Life to the Ceding Life Companies for each policy reinsured. A certain portion of the gross reinsurance allowances, with regard to the production of new business was related to the Company's share of commissions, underwriting costs and other expenses from the production of new business incurred by the Ceding Life Companies on the business reinsured. These amounts have been deferred to the extent that such costs are deemed recoverable from future policy revenue in accordance with GAAP. The balance of those amounts not deferred is reflected as net reinsurance premium allowances and are often a level percentage of individual policy revenues. Similar to the increase in revenues, the increase in net reinsurance premium allowances was due to an increase in the business placed under the FFB MRT Agreement and the MRT premiums in force.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs decreased by $84,000, or 8%, for the three months ended March 31, 2001 compared to the same period in 2000. The decrease in amortization of deferred acquisition costs was primarily attributable to a decrease in the rate of amortization which resulted from the Company's unlocking of future experience assumptions as reported December 31, 2000. (See further discussion above in "Accounting" for additional factors.)

Professional Fees and Other Expenses. Professional fees and other expenses increased by $152,000, or 48%, for the three months ended March 31, 2001 compared to the same period in 2000. Expenses include professional fees for legal, actuarial and accounting expenses incurred, operating expenses, and other miscellaneous expenses. The increase in expenses was primarily associated with an increase in salary expense of $71,000 due to the employment of additional staff in 2001 as compared to the same period in 2000. Additionally, $35,000 of the difference was due to an expense offset from a release of unused accruals for the three months ended March 31, 2000. Comparatively, there were no unused accruals at March 31, 2001. The increase was also attributable to legal and accounting fees, which increased by $32,000 from March 31, 2000 due to an increase in audit fees and additional tax consulting services. The remainder of the increase was due to the annual corporate franchise tax and outside director fees.

Fees to World Marketing Alliance, Inc. Fees to World Marketing Alliance, Inc. increased by $311, or 3%, for the three months ended March 31, 2001 compared to the same period in 2000. The slight increase was due to additional expenses incurred by the Company and paid by WMA Agency, which were not covered under the Corporate Services Agreement discussed below. Fees to World Marketing Alliance, Inc. consist of corporate services and rent expenses. The Company has a sublease agreement with World Marketing Alliance, Inc. pursuant to which the Company pays annual rent of $18,675 for 1,500 square feet of office space. The Company also has a Corporate Services Agreement whereby WMA Agency provides corporate services to the Company for a fixed monthly fee of $2,250, adjusted as necessary on an annual basis.

Interest Expense. Interest expense decreased by $108,000, or 53%, for the three months ended March 31, 2001 compared to the same period in 2000. The decrease is due to the full repayment of the $5.30 million debt on a line of credit. The final payment of principal and interest in the amount of $283,566 was paid in February 2001.

Income Taxes. Income taxes increased by $279,000, or 62%, for the three months ended March 31, 2001 compared to the same period in 2000 due to higher levels of Income before income taxes. The Company's effective tax rate was 34% for 2001 and 2000. The Income tax expense for the three months ended March 31, 2001 and 2000 was deferred in accordance with GAAP. No current tax expense was payable as of March 31, 2001 or March 31, 2000.

Net Income. As a result of the foregoing, Net income for the three months ended March 31, 2001 was $1.29 million compared to $867,000 for the three months ended March 31, 2000, an increase of $424,000, or 49%.

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

Premiums are generally received in advance of related benefits and claims payments. Under the MRT reinsurance agreements, premiums typically vary in proportion to the expected mortality claims reinsured. The Company's cash inflows under the MRT agreements are premiums for the mortality risk reinsured. The Company's cash outflows are reinsurance expense allowances, policy benefits and death benefit claims. The reinsurance expense allowances represent the Company's share of acquisition and maintenance expenses incurred by the Ceding Life Company that are attributable to the risks reinsured.

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

The Company's cash requirements for operating and investment expenses consist of: salaries and benefits; management service fees; investment management and custodial fees; accounting and consulting services fees; expenses related to regulatory issues and compliance with corporate and tax matters; and other incidental administrative expenses. The Company incurred no capital expenditures during 2001.

Net cash flows provided by operating activities were $2.32 million for the three months ended March 31, 2001, compared to $2.22 million provided by operating activities for same period in 2000. The net cash flows provided by operating activities were primarily due to the reinsurance revenues, under the Company's MRT agreements and its Co/ModCo Agreements with Western Reserve on the FFB and Creator products, in excess of its reinsurance settlements paid under the coinsurance and modified coinsurance agreements on the Western Reserve Premier and

American Skandia Imperium variable annuity products. The Company projects to realize net positive cash flows from its existing reinsurance operations for the remainder of 2001.

The Company had a line of credit with Money Services, Inc. ("MSI"), a subsidiary of AEGON USA, Inc. As of March 31, 2001, the $5.30 million of debt due under this line of credit was paid in full. The final payment of $283,566, including principal and accrued interest was paid in February 2001.

On July 30, 1999, the Company issued a $5 million, five-year term note to MSI due on July 29, 2004. Proceeds of this note were used to reduce a portion of the outstanding principal balance on the line of credit from $10 million to $5 million, from which WMA Life was beneficiary. Interest is payable at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. In January 2001, a semiannual interest payment of $187,500 was paid to MSI. As of March 31, 2001, regarding the term note, the Company had an outstanding principal balance of $5 million and accrued interest of $63,185.

The Company's primary source of liquidity was $1.68 million in Cash and cash equivalents at March 31, 2001. The effective duration of the Company's fixed income portfolio is 3.5 years with 100% of the fixed income securities having an effective maturity of less than 10 years. The Company's fixed income portfolio represents all of the total invested assets, and has an average quality rating of Aa3 by Moody's.

The net cash used in investing activities for the three months ended March 31, 2001 was $4.62 million, compared to $1.90 million used in investing activities for the same period in 2000. During 2001, the Company purchased over $4.88 million of fixed income securities. As a result, the Company increased the percentage of corporate fixed income securities held in its portfolio from 39% at March 31, 2000 to 57% at March 31, 2001. Net cash used in investing activities for the three months ended March 31, 2000 resulted primarily from $1.93 million of additional purchases of corporate fixed income securities.

Net cash used in financing activities was $277,000 for the three months ended March 31, 2001. The net cash used in financing activities during 2001 was the final principal payment on the MSI line of credit. There were no financing activities for the same period in 2000.

WMA Corporation is a holding company with no direct operations, and its principal asset is the capital stock of WMA Life and $2.17 million of cash and invested assets. WMA Corporation relies primarily on funds retained at the holding company level, loan repayments and potential dividends from WMA Life to meet ongoing cash requirements. The ability of WMA Life to pay dividends to WMA Corporation is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda. During the quarter ended March 31, 2001, WMA Life paid no dividends to WMA Corporation. It is anticipated that WMA Corporation will rely primarily on interest and loan repayments from WMA Life to meet ongoing cash requirements during the remainder of 2001.

Under the Company's reinsurance agreements, the Company is required to provide security through a Letter of Credit ("LOC") for the benefit of the Ceding Life Companies. The Company has two LOCs issued by Comerica Bank, the Company's custodian, for the benefit of Western Reserve and Zurich Kemper, in the amounts of $6 million and $140,000, respectively.

FORWARD LOOKING STATEMENTS

Certain statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe-harbor provision of that Act. These statements may include, but are not limited to statements relating to reinsurance revenues, gross profits, cash flows and net income in future periods. Such statements often include the words "believes," "expects," "assumes," "proposed," "anticipates," "intends," "plans," "estimates," "projects," "speculates," or similar expressions. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to: changes in the Company's relationship with WMA Agency, adverse reinsurance experience, increased competition from within the insurance industry, the extent to which the Company is able to develop new reinsurance programs and markets for its reinsurance, negotiation of reinsurance agreements, changes in the control of the Company, the Company's cash requirements, the rate of growth in the Company's reinsured business, the outcome of regulatory examinations and investigations into WMA Agency and WMA Securities, the result of the ongoing negotiations with AEGON, Western Reserve and Pacific Life, and the availability of capital on acceptable terms and other factors discussed in this report. These forward-looking statements are subject to change and uncertainty which are beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending upon the outcome of certain factors, including those described in the forward-looking statements.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As of March 31, 2001, the Company was not a party to any litigation or arbitration. Except as disclosed below in Item 5. Other Information, the Company is not aware of any litigation or arbitration that is likely to have a material adverse effect on the Company's consolidated results of operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES

There were no changes in securities during the three months ended March 31, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended March 31, 2001.

ITEM 5.  OTHER INFORMATION

In the past several years, WMA Agency and WMA Securities have been and/or continue to be subject to investigations by the Securities and Exchange Commission, the National Association of Securities Dealers, various state departments of insurance and other state regulatory authorities, concerning their compliance and supervisory programs and the sales and marketing activities of certain WMA Sales Associates. WMA Agency, WMA Securities and certain WMA Sales Associates may also be subject to litigation or arbitration from time to time during the normal course of business. WMA Securities and WMA Agency have not advised the Company of any changes in the status of the any regulatory investigations or litigation during the current period that could be viewed material to the Company.

Conning Asset Management, Inc. ("Conning"), the Company's investment manager since 1998, has informed the Company that in April 2001, Swiss Re entered into an agreement to acquire Conning in a transaction expected to close mid-year 2001. Terms of the transaction were not discussed. Swiss Re is a life reinsurance company. The Company has no affiliation with Swiss Re. At this time, it cannot be determined how such an agreement, if achieved, will impact the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company filed a Form 8-K on February 28, 2001 regarding the ongoing negotiations for the purchase of certain assets of the Company's affiliates, World Marketing Alliance, Inc. and WMA Securities, Inc., by a subsidiary of AEGON N.V.

There were no other exhibits or reports filed during the period.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     THE WMA CORPORATION  (REGISTRANT)




By:  /s/ Edward F. McKernan                                  Date: May 15, 2001
     -----------------------------------------------
     Edward F. McKernan
     President, Chief Financial Officer and Director