Form 10QSB
period 2001-06-30
WMA CORP
filed 2001-08-13
CIK 947716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT FOR
         THE TRANSITION PERIOD FROM            TO
                                    ----------    ----------

                         COMMISSION FILE NUMBER 0-23637

                               THE WMA CORPORATION
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                58-2179041
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

As of July 31, 2001, there were 2,495,010 shares of common stock ($.001) par value outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION.................................................3

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............10

PART II - OTHER INFORMATION...................................................19

ITEM 1.  LEGAL PROCEEDINGS....................................................19

ITEM 2.  CHANGES IN SECURITIES................................................19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................19

ITEM 5.  OTHER INFORMATION....................................................19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................20

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               THE WMA CORPORATION
                           Consolidated Balance Sheets


                                                                                        (Unaudited)
                                                                                          June 30,             December 31,
                                                                                            2001                   2000
                                                                                        ------------           ------------
                                Assets
Fixed maturity securities - available for sale (amortized cost of
  $12,829,886 and $5,817,900 for 2001 and 2000, respectively)                           $ 13,002,660           $  5,912,379
Cash and cash equivalents                                                                  1,310,751              4,259,153
Investment income due and accrued                                                            191,813                113,558
Reinsurance balances receivable                                                            2,892,216              2,632,949
Reinsured policy loans                                                                       981,492                867,023
Deferred acquisition costs                                                                43,271,411             42,752,339
Prepaid expenses                                                                             150,316                 31,210
Current income tax receivable                                                                130,095                     --
Fixed assets (net of accumulated depreciation of $127,522 and
  $102,992 for 2001 and 2000, respectively)                                                   24,276                 48,806
Other assets                                                                                   5,099                  5,099
                                                                                        ------------           ------------
         Total assets                                                                   $ 61,960,129           $ 56,622,516
                                                                                        ============           ============

                 Liabilities and Stockholders' Equity
Liabilities:
   Future policy benefits                                                               $  9,702,654           $  8,025,748
   Reinsurance balances payable                                                              534,606                388,016
   Accrued expenses and accounts payable                                                     131,725                140,118
   Accrued interest payable                                                                  156,678                161,356
   Dividend payable                                                                          150,007                 12,245
   Current income tax payable                                                                     --                410,530
   Short term debt                                                                                --                277,285
   Long term debt                                                                          5,000,000              5,000,000
   Deferred tax liability                                                                  7,042,125              5,618,285
                                                                                        ------------           ------------
      Total liabilities                                                                   22,717,795             20,033,583
                                                                                        ------------           ------------

Stockholders' equity:
   Preferred stock, par value $2.00, 10,000,000 shares authorized;
   7% Series A convertible preferred stock, 266,047 shares issued and
   outstanding                                                                               532,094                532,094
   Common stock, par value $.001, 50,000,000 shares authorized;
     2,500,000 shares issued                                                                   2,500                  2,500
   Additional paid-in capital                                                             22,795,581             22,795,581
   Accumulated other comprehensive income                                                    114,032                 62,357
   Retained earnings                                                                      15,848,027             13,246,301
   Treasury stock, at cost (4,990 shares)                                                    (49,900)               (49,900)
                                                                                        ------------           ------------
      Total stockholders' equity                                                          39,242,334             36,588,933
                                                                                        ------------           ------------
         Total liabilities and stockholders' equity                                     $ 61,960,129           $ 56,622,516
                                                                                        ============           ============


          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)


                                                           Three Months Ended                  Six Months Ended
                                                               June 30,                             June 30,
                                                         2001              2000              2001               2000
                                                     -----------       -----------       ------------       ------------
Revenues:
  Premiums                                           $ 4,796,161       $ 4,086,881       $  9,452,080       $  7,763,054
  Reinsured policy revenues                            2,806,558         3,192,325          5,746,902          6,212,593
  Net investment income                                  205,705           148,586            367,032            219,228
  Net realized gain on investments                            --                --              5,634                 --
                                                     -----------       -----------       ------------       ------------
    Total revenues                                     7,808,424         7,427,792         15,571,648         14,194,875
Benefits and expenses:
  Benefits, claims and settlement expenses             1,582,738         1,844,690          3,085,477          3,680,307
  Change in future policy benefits                       547,936           412,972          1,191,496            848,525
  Reinsurance premium allowances, net                  2,154,575         1,799,013          4,250,411          3,365,409
  Amortization of deferred acquisition costs             876,760         1,105,138          1,879,098          2,191,281
  Operating expenses                                     361,819           285,375            839,354            610,829
  Interest expense                                        93,493           206,386            189,104            410,376
                                                     -----------       -----------       ------------       ------------
    Total benefits and expenses                        5,617,321         5,653,574         11,434,940         11,106,727
                                                     -----------       -----------       ------------       ------------
    Income before income taxes                         2,191,103         1,774,218          4,136,708          3,088,148
Income tax expense                                      (742,852)         (552,502)        (1,397,220)          (999,238)
                                                     -----------       -----------       ------------       ------------
    Net income                                         1,448,251         1,221,716          2,739,488          2,088,910
                                                     -----------       -----------       ------------       ------------


Preferred dividends                                       68,881               754            137,762                754
                                                     -----------       -----------       ------------       ------------
    Net income available to common shareholders      $ 1,379,370       $ 1,220,962       $  2,601,726       $  2,088,156
                                                     ===========       ===========       ============       ============

Basic earnings per share                             $      0.55       $      0.49       $       1.04       $       0.84
                                                     ===========       ===========       ============       ============

Diluted earnings per share                           $      0.52       $      0.49       $       0.99       $       0.84
                                                     ===========       ===========       ============       ============

Weighted-average common shares outstanding             2,495,010         2,495,010          2,495,010          2,495,010
                                                     ===========       ===========       ============       ============

Total weighted-average common and common
equivalent shares outstanding                          2,761,057         2,497,897          2,761,057          2,496,453
                                                     ===========       ===========       ============       ============



          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                              Six Months Ended
                                                                                  June 30,
                                                                            2001              2000
                                                                        -----------       -----------
Cash flows from operating activities:
  Net income                                                            $ 2,739,488       $ 2,088,910
  Adjustments to reconcile net income to cash provided by
  operating activities:
    Amortization and depreciation                                         1,903,628         2,214,965
    Deferred tax expense                                                  1,397,220           848,262
    Net realized gain on investments                                         (5,634)               --
    Change in:
       Investment income due and accrued                                    (78,255)          (73,563)
       Reinsurance balances receivable                                     (259,267)          978,025
       Reinsured policy loans                                              (114,469)         (314,721)
       Deferred acquisition costs                                        (2,398,170)       (4,438,800)
       Prepaid expenses                                                    (119,106)          269,715
       Current income tax receivable                                       (130,095)               --
       Other assets                                                              --           (25,657)
       Future policy benefits                                             1,676,906         1,608,190
       Reinsurance balances payable                                         146,590           284,377
       Accrued expenses and accounts payable                                 (8,393)          (34,835)
       Accrued interest payable                                              (4,678)         (454,133)
       Current income tax payable                                          (410,530)          150,411
                                                                        -----------       -----------
           Net cash provided by operating activities                      4,335,235         3,101,146
                                                                        -----------       -----------

Cash flows from investing activities:
  Proceeds from sale and maturity of available-for-sale securities          366,063            73,300
  Purchase of available-for-sale securities                              (7,372,415)       (3,785,509)
   Purchase of fixed assets                                                      --            (3,326)
                                                                        -----------       -----------
           Net cash used in investing activities                         (7,006,352)       (3,715,535)

Cash flows from financing activities:
  Repayment of principal on long term debt                                 (277,285)         (488,884)
  Issuance of preferred stock                                                    --         3,050,895
                                                                        -----------       -----------
           Net cash (used in) provided by financing activities             (277,285)        2,562,011
                                                                        -----------       -----------
           Net increase (decrease) in cash and cash equivalents          (2,948,402)        1,947,622
Cash and cash equivalents at beginning of period                          4,259,153         3,475,950
                                                                        -----------       -----------
Cash and cash equivalents at end of period                              $ 1,310,751       $ 5,423,572
                                                                        ===========       ===========


Supplemental disclosure of cash flow information:
           Interest paid                                                $   193,782       $   873,668
                                                                        ===========       ===========
           Income taxes paid                                            $   540,625       $        --
                                                                        ===========       ===========
           Preferred dividend accrual                                   $   137,762       $       754
                                                                        ===========       ===========


          See accompanying notes to consolidated financial statements.

                               THE WMA CORPORATION
                   Notes to Consolidated Financial Statements
                                  June 30, 2001


(1)      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The unaudited financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 2000 Form 10-KSB Annual Report as filed with the Securities and Exchange Commission.

(2)      Deferred Tax

Deferred income tax liabilities and related expenses are determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes using an effective federal tax rate of 34%. SFAS No. 109 specifically excludes recognition of the "small life insurance company deduction" available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on the Company's earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No. 109, at June 30, 2001.

(3)      Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The primary component of other comprehensive income is the unrealized gain (loss) on securities as shown under the equity section of the consolidated balance sheet. Total other comprehensive income for the three months ended June 30, 2001 was $1,416,464 compared to $1,219,493 for the three months ended June 30, 2000. Total other comprehensive income for the six months ended June 30, 2001 was $2,791,163 compared to $2,087,059 for the six months ended June 30, 2000.

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

In September 2000, FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, not previously required under SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The provisions of SFAS No. 140 do not have a significant impact on the financial statements of the Company.

In July 2001, FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The provisions of SFAS Nos. 141 and 142 do not have a significant impact on the financial statements of the Company.

(6)      Segment Reporting

The Company has two reportable segments: non-universal life-type agreements and universal life-type agreements.* The reportable segments are determined based on the nature of the reinsurance treaties and the accounting treatment used for the various reinsurance treaties. The Company reinsures certain variable universal life policies on a monthly renewable term ("MRT") basis. MRT reinsurance involves the reinsurance of mortality risk whereby premiums are not directly related to the premium rates on the original plan of insurance; the ceding company retains all risks associated with policy benefits other than mortality risk and may retain a portion of the mortality risk and the ceding company is liable for the total net amount of risk of the policies reinsured. The Company's MRT agreements are accounted for under SFAS No. 60 accounting principles. The Company also reinsures certain variable annuity contracts and variable universal life policies on a coinsurance and modified coinsurance basis. Coinsurance involves the reinsurance of mortality and investment risks on the same basis as that of the underlying policies. The ceding life companies and the Company share in these risks in the same manner. The Company's existing coinsurance agreements are accounted for under SFAS No. 97 accounting principles. Items not directly related to the business segments and unallocated corporate items (i.e., other income, interest expense on corporate debt and unallocated operating expenses) are shown separately, consistent with the Company's internal measurement process. Segment assets reported include those assets directly attributable to the reinsurance treaties such as reinsurance balances receivable, deferred acquisition costs, policy loans, prepaid expenses, invested assets and cash. Invested assets are allocated to the treaties consistent with the Company's internal measurement process.


------------------
* Non-universal life-type agreements and universal life-type agreements as referenced in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, paragraphs 44 and 45.

                                SEGMENT REPORTING

        Three Months Ended June 30,                        2001                                        2000
----------------------------------------------------------------------------------------------------------------------------------
                                           Non-Universal Universal                      Non-Universal Universal
(Amounts shown in thousands)                  Life-type  Life-type   Other      Total     Life-type    Life-type   Other    Total
                                              ---------  ---------  -------     -----   ------------- ----------   -----   -------
Premiums                                        $4,796                          $ 4,796    $  4,087                        $ 4,087
Reinsured policy revenues                                  2,807                  2,807                  3,193               3,193
Benefits, claims and settlement expenses(1)      1,968       163                  2,131       1,987        271               2,258
Reinsurance premium allowances, net              1,693       462                  2,155       1,390        409               1,799
Amortization of deferred acquisition costs         100       776                    876          15      1,090               1,105
                                                ------   -------                -------    --------      -----              ------
Underwriting profit                              1,035     1,406                  2,441         695      1,423               2,118

Net investment income (expense)                     56        60         89         205          24         (1)     125        148
Other expenses                                      37        51        367         455          54         42      396        492
                                                ------   -------    -------     -------      ------    -------   ------    -------
Segment operating income (loss) before tax       1,054     1,415       (278)      2,191         665      1,380     (271)     1,774
Income tax expense (benefit)                       357       480        (94)        743         188        375      (11)       552
                                                ------   -------    -------     -------      ------    -------   ------    -------
Segment net income (loss)                       $  697       935       (184)    $ 1,448      $  477      1,005     (260)   $ 1,222
                                                ======    ======    =======     =======     =======    =======   ======    =======

Segment assets                                  $8,871    45,436      7,653     $61,960      $8,109     42,175    5,776    $56,060
                                                ======    ======    =======     =======      ======    =======   ======    =======


        Six Months Ended June 30,                          2001                                        2000
----------------------------------------------------------------------------------------------------------------------------------
                                           Non-Universal Universal                      Non-Universal Universal
(Amounts shown in thousands)                  Life-type  Life-type   Other      Total     Life-type    Life-type   Other    Total
                                           ------------  ---------  -------     -----   ------------- ----------   -----   -------

Premiums                                       $ 9,452                          $ 9,452     $ 7,763                        $ 7,763
Reinsured policy revenues                                  5,747                  5,747                  6,213               6,213
Benefits, claims and settlement expenses(1)      4,048       229                  4,277       4,012        517               4,529
Reinsurance premium allowances, net              3,346       905                  4,251       2,610        755               3,365
Amortization of deferred acquisition costs         185     1,694                  1,879          55      2,136               2,191
                                               -------   -------                -------     -------     ------             -------
Underwriting profit                              1,873     2,919                  4,792       1,086      2,805               3,891

Net investment income (expense)                    113       102        157         372          79         59       81        219
Other expenses                                      65       127        836       1,028          60         90      872      1,022
                                               -------   -------    -------     -------      ------    -------   ------    -------
Segment operating income (loss) before tax       1,921     2,894       (679)      4,136       1,105      2,774     (791)     3,088
Income tax expense (benefit)                       649       977       (229)      1,397         338        849     (188)       999
                                               -------   -------    -------     -------      ------    -------   ------    -------
Segment net income (loss)                      $ 1,272     1,917       (450)    $ 2,739      $  767      1,925     (603)   $ 2,089
                                               =======   =======    =======     =======      ======    =======   ======    =======

Segment assets                                 $ 8,871    45,436      7,653     $61,960      $8,109     42,175    5,776    $56,060
                                               =======   =======    =======     =======      ======    =======   ======    =======





--------------------------

(1) Benefits, claims and settlement expenses includes Change in future policy benefits.

Of the total premiums and reinsured policy revenues above, 89% and 87% relates to business reinsured by Western Reserve Life Assurance Co. of Ohio ("Western Reserve") for the quarter and six months ended June 30, 2001 and 2000, respectively. Of the total underwriting profit above, 83% and 77% relates to business reinsured by Western Reserve for the quarter ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, 82% and 78% of the total underwriting profit above relates to business reinsured by Western Reserve, respectively.

(7)      Reclassification

The Company has reclassified the presentation of certain 2000 information to conform to the 2001 presentation.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis or Plan of Operation ("MD&A") addresses the financial condition of the Company as of June 30, 2001 compared with December 31, 2000, and its results of operations for the three months and six months ended June 30, 2001, compared with the equivalent periods ended June 30, 2000. This discussion should be read in conjunction with the MD&A and the Company's Consolidated Financial Statements and notes thereto in the Company's 2000 Form 10-KSB Annual Report.

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

The Company reinsures certain life insurance policies and annuities sold by "Sales Associates" of independent financial service companies and sales organizations, including World Financial Group, Inc. ("World Financial Group") and World Marketing Alliance, Inc. ("WMA Agency"). World Financial Group, an affiliate of AEGON USA, Inc, which operates a financial services, sales and marketing organization, purchased selected assets of WMA Agency in June 2001. (See "Asset Purchase Agreement of Certain Assets of WMA Agency and WMA Securities" below.) Most independent agents who market financial services products through WMA Agency or World Financial Group currently hold licenses as registered representatives for the sale of certain securities products through an affiliate, WMA Securities, Inc. ("WMA Securities"), a registered securities broker-dealer. WMA Agency, World Financial Group and WMA Securities are collectively referred to herein as "Independent Marketing Organizations". Sales Associates are independent agents who market financial services products through the Independent Marketing Organizations.

All of the Company's reinsurance business has been indirectly the result of the marketing efforts of the Independent Marketing Organizations, through business placed with the Ceding Life Companies. The Company has not used reinsurance intermediaries or actively initiated any direct marketing activities. Therefore, the Company has been dependent upon and benefited from its relationships with the Independent Marketing Organizations and their Sales Associates to market those products that the Company reinsures. The Company is exploring strategies to expand its reinsurance relationships beyond the present Independent Marketing Organizations. Since the Company believes that it will be very difficult to compete effectively in the same markets as the large commercial reinsurers, it is exploring business strategies that will capitalize on niche markets.

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

At June 30, 2001, WMA Life's reinsurance in force on life insurance policies and riders constituted 295,496 policies and riders with an aggregate face amount of $9.36 billion. This is a decrease of 1,178 life insurance policies and riders, or 0.4%, and $0.02 billion of inforce face amount, or 0.2%, from December 31, 2000.

At June 30, 2001, WMA Life had reinsurance in force with respect to variable annuities for 46,801 policies with reinsured annuity benefits of $287.41 million. This represents an increase of 2,982 policies, or 7%, and a decrease of $22.65 million of annuity contract benefits, or 7%, from December 31, 2000. Policyholders have directed most of their assets to be invested in the separate accounts of the reinsured policies, with a majority invested in equities. Accordingly, the decrease in reinsured annuity contract benefits is reflective of decreases in the equity markets during early 2001. Correspondingly, policies in force increased by 1,318, or 3%, and reinsured annuity contract benefits increased by $19.77 million, or 7%, from March 31, 2001 suggesting an improvement in the market performance of the underlying separate accounts of the reinsured policies during second quarter.

The following table indicates the percentage of WMA Life's reinsurance revenues derived from each Ceding Life Company:

                                                                               SIX MONTHS
                                                                                  ENDED
                                                                                 JUNE 30,
                                                                                 --------
 CEDING LIFE COMPANY                                                               2001          2000          1999
 -------------------                                                               ----          ----          ----
 Western Reserve Life Assurance Co. of Ohio ("Western Reserve")                     89%           88%           88%
 American Skandia Life Assurance Corporation ("American Skandia")                    9%           10%             9%
 Kemper Investors Life Insurance Company ("Zurich Kemper")                           2%            2%             3%
 Pacific Life Insurance Company ("Pacific Life")                                     0%          N/A            N/A
                                                                                  ----           ---            ---
          Total                                                                    100%          100%          100%


ASSET PURCHASE AGREEMENT OF CERTAIN ASSETS OF WMA AGENCY AND WMA SECURITIES

On May 7, 2001, AEGON Asset Management Services, Inc. ("AAMSI"), an indirect, wholly owned subsidiary of AEGON USA, Inc., announced it entered into an Asset Purchase Agreement to acquire selected assets of the Company's affiliates, WMA Agency and WMA Securities. S. Hubert Humphrey, Jr., who owns substantially all of World Marketing Alliance, Inc. and WMA Securities, is the Company's chairman and CEO and beneficially owns approximately 23.7% of the Company's common stock and 25.1% of the Company's preferred stock. In June 2001, World Financial Group, a subsidiary of AAMSI, closed the purchase of selected assets of WMA Agency. As a result of the asset acquisition, substantially all qualified, licensed agents of WMA Agency have transferred, or are in the process of transferring, to World Financial Group. It is also anticipated that, subject to regulatory approval, AAMSI will set up a new broker/dealer to house World Financial Group's future securities activities. Until the new broker/dealer has obtained the necessary regulatory approvals, securities transactions by Sales Associates will continue to be processed by WMA Securities. The asset purchase does not include any assets or securities of the Company, nor does it interfere with the continued reinsurance of business in force or the reinsurance of new policies subject to the terms of the Company's existing reinsurance agreements.

In 1998, the Company and WMA Agency entered into a formal agreement whereby WMA Agency agreed to use its "best efforts" ("Best Efforts Agreement") to encourage life insurance companies to reinsure policies, sold by its sales representatives, with the Company. WMA Agency no longer has an active insurance sales force as a result of the closing of the Asset Purchase Agreement, since substantially all qualified, licensed agents have transferred, or are in the process of transferring, to the new insurance agency. World Financial Group has assumed the Best Efforts Agreement between the Company and WMA Agency, with certain amendments. Under the amended agreement, World Financial Group will use its best efforts to assist the Company in attaining the opportunity to reinsure all insurance products, sold by its sales representatives, with insurance companies World Financial Group has selling agreements other than Western Reserve, and its affiliates. Western Reserve, World Financial Group and AAMSI are members of the AEGON Group. Such "best efforts" includes but are not limited to, cooperating with WMA Corporation in its negotiations with life insurance companies, with which World Financial Group has selling agreements, to enter into reinsurance agreements with WMA Life and providing certain benefits to the Ceding Life Companies, not otherwise available to non-Ceding Life Companies.

A majority of the Company's reinsurance business is derived from policies issued by Western Reserve, an indirect, wholly owned subsidiary of AEGON USA, Inc. and an affiliate of AAMSI. Concurrent with the assumption of the amended Best Efforts Agreement by World Financial Group, the Company entered into an agreement ("First Right Agreement") with Western Reserve providing WMA Life a first right to reinsure certain business sold by sales representatives of World Financial Group. The First Right Agreement provides WMA Life with options exercisable under certain circumstances, some of which are described below, to reinsure VUL and variable annuity policies sold by sales representatives of World Financial Group. WMA Life may elect to reinsure the VUL business issued by Western Reserve on either a coinsurance or monthly renewable term ("MRT") basis. Similarly, WMA Life may elect to reinsure the variable annuity business issued by Western Reserve on a coinsurance basis. (See "Monthly Renewable Term Insurance" and "Coinsurance and Modified Coinsurance" below.)

As to the VUL business, subject to certain sales volume limitations, WMA Life has the option under the First Right Agreement to reinsure up to 20% of all single life VUL products introduced for sale following execution of the agreement:

         - On a coinsurance basis for all policies issued through March 31, 2003, and

         -        On a MRT basis for all policies issued through March 31, 2006.

Western Reserve introduced a new VUL product, the WRL Freedom Elite Builder ("FEB"), for distribution in July 2001, which is intended to replace the WRL Financial Freedom Builder ("FFB") VUL and WRL Freedom Elite ("Freedom Elite") VUL products currently issued by Western Reserve. WMA Life currently reinsures the FFB VUL product. In November 1999, Western Reserve introduced the Freedom Elite, which the Company does not reinsure. In September 2000, the Company commenced negotiations with Western Reserve to secure a reinsurance agreement for the Freedom Elite product because of its increasing volume of sales by the Sales Associates. These negotiations continued into 2001. However, pursuant to the First Right Agreement, WMA Life will relinquish its option to reinsure the Freedom Elite product if it is withdrawn, on a state-by-state basis, within 60 days following availability of the FEB VUL product, that WMA Life may otherwise reinsure.

To exercise its right to reinsure business on a MRT basis, WMA Life must agree to charge reinsurance premium rates no greater than 105% of blended commercial net premium rates otherwise secured by Western Reserve on the same business and reinsurance basis. There can be no assurance WMA Life will exercise its right to reinsure on a MRT basis due to the seasonal competitive nature of the reinsurance marketplace. However, WMA Life may, at any time through March 2003, exercise its option (provided it can demonstrate sufficient capacity) to reinsure this business on a coinsurance basis. WMA Life may reinsure up to 20% (not to exceed the percentage of business if otherwise first reinsured on a MRT basis) on all single life VUL products introduced for sale after the execution of the agreement and issued since the beginning of the prior calendar year to the date on which the option is exercised. Sufficient capacity is defined as having unassigned invested securities and anticipated cash flows in an amount sufficient to meet expected reinsurance settlements with regard to the converted reinsurance.

As to the variable annuity business, WMA Life has the option under the First Right Agreement to reinsure up to:

         - 40% from products introduced after December 31, 2000 and issued through December 31, 2002 and written by sales associates of World Financial Group if the previous calendar year's direct written variable annuity premiums issued by Western Reserve, or its affiliates, is at least $100 million, but not more than $249 million; or

         - 50% from products introduced after December 31, 2000 and issued through December 31, 2002 and written by sales associates of World Financial Group if the previous calendar year's direct written variable annuity premiums issued by Western Reserve, or its affiliates, is at least $250 million.

Once a policy is reinsured, it will remain reinsured for a period ranging from 20 to 30 years depending on the nature of the reinsurance agreement. The expiration dates of WMA Life's options shall be continued on a year-to-year basis after the exercise dates described above, subject to cancellation by either party upon sufficient notice.

To exercise certain of these options, WMA Life will need substantially greater amounts of cash to support the increased amounts of reinsurance. Accordingly, the Company is considering available alternatives to increase WMA Life's capacity through the acquisition of additional financing or other means. There can be no assurance that the Company can obtain at an acceptable cost and terms, if at all, the additional financing necessary to exercise certain options under the agreement.

MONTHLY RENEWABLE TERM REINSURANCE

WMA Life's reinsurance indemnity agreements include four MRT agreements relating to VUL policies. MRT reinsurance is a variation of Yearly Renewable Term Insurance. Under MRT reinsurance, the ceding company reinsures the mortality risk with WMA Life. The amount reinsured in any one month is not based on the face amount of the policy, but rather on the net amount of risk. The net amount of risk is typically defined as the difference between the death benefit and the cash value of a policy. The ceding company retains responsibility for establishing the policy reserves (reduced for the mortality risk reinsured) as well as the payment of all policy benefits, commissions and expenses involved in issuing and maintaining the business. WMA Life establishes reserves specific to the mortality risk reinsured.

The reinsurance of the VUL policies includes business previously and currently being sold by Sales Associates and issued by Pacific Life, Western Reserve and Zurich Kemper. The following table indicates the Ceding Life Companies that issue the policies underlying the MRT reinsurance, the names of the insurance products currently reinsured by the Company, policies reinsured under each agreement, and the commencement date of the reinsurance.

                                                                                         REINSURANCE
                                                                                         COMMENCEMENT
CEDING COMPANY           REINSURED VUL PRODUCT NAME         INITIAL POLICY ISSUE DATE    DATE
--------------           --------------------------         -------------------------    -----------------
Western Reserve          Freedom Equity Protector               1/92 to 12/99            7/96
                         Financial Freedom Builder              8/97 to 3/98             8/97

Zurich Kemper            Power VUL                              10/96 to 3/01            10/96

Western Reserve          Financial Freedom Builder              1/99 to present          10/99

Pacific Life             Select Exec II VUL                     1/01 to present          1/01

Effective January 1, 2001, WMA Life entered into a new reinsurance agreement with Pacific Life. The new agreement provides MRT reinsurance for certain permanent ordinary life plans, including Pacific Life's Select Exec II VUL insurance policies, issued by Pacific Life on or after January 1, 2001 and sold by the Sales Associates. The agreement provides for reinsurance of 20% of the mortality risk, up to $100,000 per policy.

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

                                                                                                         REINSURANCE
 CEDING                                          PRODUCT                             INITIAL POLICY      COMMENCEMENT
 COMPANY              REINSURED PRODUCT NAME     TYPE       REINSURANCE TYPE         ISSUE DATE          DATE
 -------              ----------------------     ----       ----------------         ----------          -----------------
 Western Reserve      Financial Freedom Builder  VUL        Coinsurance and ModCo    4/98 to 12/98       4/98


 Western Reserve      Freedom Wealth Creator     VA         Coinsurance and ModCo    1/98 to present     1/98



 Western Reserve      Freedom Premier            VA         Coinsurance and ModCo    10/00 to present    10/00


 American Skandia     Imperium                   VA         ModCo                    1/97 to present     1/97

WMA Life has a ModCo agreement with American Skandia and a coinsurance and modified coinsurance agreement with Western Reserve, both providing for the reinsurance of a portion of certain variable annuity policies sold by the Sales Associates. WMA Life also has a coinsurance and modified coinsurance agreement with Western Reserve reinsuring a portion of certain VUL policies.

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

WMA Life defers costs that vary with and are directly associated with the acquisition of the reinsured policies. These expenses are deferred to the extent that such costs are deemed recoverable from future policy revenues in accordance with GAAP and are recorded as deferred acquisition costs on the balance sheet. Deferred acquisition costs were $43.27 million at June 30, 2001, an increase of $519,000, or 1%, from December 31, 2000.

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

The liability for future policy benefits was $9.70 million at June 30, 2001, an increase of $1.68 million, or 21%, from December 31, 2000. The liability at June 30, 2001 is comprised of two components: (i) liabilities under the Company's MRT reinsurance agreements, and (ii) liabilities related to the coinsurance of VUL and variable annuity policyholder obligations. The liability, with regard to the MRT reinsurance, represents the present value of future benefits to be paid and related expenses, less the present value of future net premiums (that portion of the premium required to provide for all benefits and expenses). The liability for the fixed account portion of the reinsured Western Reserve VUL and variable annuity policies is equal to reinsured policy account balances. The separate account portions of the Western Reserve VUL and the Western Reserve and American Skandia variable annuity policies are reinsured on a modified coinsurance basis and, accordingly, the ceding companies retain the reserves and the assets related to the reserves in their respective separate accounts. To date, management believes the assumptions used regarding its liability for future policy benefits are appropriate for its circumstances.

RESULTS OF OPERATIONS

Quarter and Six Months Ended June 30, 2001 Compared to Quarter and Six Months Ended June 30, 2000.

Revenues. Revenues increased by $381,000, or 5%, and $1.38 million, or 10%, for the quarter and the six months ended June 30, 2001, respectively, compared to the same periods in 2000. The increase was primarily attributable to the growth in premiums associated with the MRT agreements.

Premiums. Premiums increased by $709,000, or 17%, and $1.69 million, or 22%, for the quarter and the six months ended June 30, 2001, respectively, compared to the same periods in 2000. The majority of the premium increase was due to increasing reinsured business in force under the Western Reserve Financial Freedom Builder ("FFB") MRT Agreement. Inforce volume under the FFB MRT Agreement increased $0.78 billion, or 21%, for the six months ended June 30, 2001 compared to the same period in 2000. The remaining increase in premiums was attributable to the increasing duration of the policies in force, since the reinsurance premiums increase with the advancing age of the insured.

Reinsured Policy Revenues. Reinsured policy revenues decreased by $386,000, or 12%, and $466,000, or 8%, for the quarter and the six months ended June 30, 2001, respectively, compared to the same periods in 2000. These revenues reflect policy cost of insurance charges, mortality and expense charges, policy administration, asset based allowances and deferred sales charges under the coinsurance and ModCo agreements, as they relate to universal life-type contracts.

The revenue decrease was primarily attributable to the variable annuity coinsurance and modified coinsurance agreements. Of the $5.75 million Reinsured policy revenues for the six months ended June 30, 2001, $2.90 million of Reinsured policy revenues was attributable to the variable annuity reinsurance agreements compared to $3.16 million for the same period in 2000, a decrease of $263,000, or 8%. The remaining $2.85 million was attributable to the VUL coinsurance and ModCo agreement with Western Reserve compared to $3.05 million for the same period in 2000, a decrease of $203,000, or 7%. Decreasing revenues for both VUL and variable annuity business have resulted primarily because of a decrease in collected mortality and expense charges associated with the lower account values, due to the decrease in the equity markets. Further, the VUL coinsurance and ModCo business is a closed block, which has resulted in a declining in force due to normal policy lapses and surrenders.

Net Investment Income and Net Realized Gain on Investments. Net investment income increased by $57,000, or 38%, and $148,000, or 67%, for the quarter and the six months ended June 30, 2001, respectively, compared to the same periods in 2000. Investment income is earned from investments in fixed income securities and cash equivalents. Investment expenses of $22,000 and $35,000 for the six months ended June 30, 2001 and 2000, respectively, related to investment advisor fees and custodial fees and were netted with gross investment income excluding realized gains and losses. The increase in net investment income was primarily due to the increased size of the Company's portfolio and increasing investment yields on new purchases of fixed income securities. The sale of the fixed income securities for the six months ended June 30, 2001 resulted in a Net realized gain on investments of $5,634. No net realized gains or losses on investments were reported for the period ended June 30, 2000. A Net realized gain is the result of selling securities after a decrease in market yields subsequent to their purchase; a decrease in market yields causes an increase in the market value of invested securities.

Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses decreased by $262,000, or 14%, and $595,000, or 16%, for the quarter and six months ended June 30, 2001, respectively, compared to the same periods in 2000. The decrease was primarily the result of lower claims activity. The amount of business in force at June 30, 2001 was $9.36 billion compared to $9.07 billion at June 30, 2000, which represented a $0.29 billion, or 3% increase.

The Company's profitability, in part, depends on the volume and amount of death claims incurred. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods, and are subject to fluctuation from quarter to quarter and year to year. Overall, claims paid plus those incurred have averaged 75-80% of management estimates. Claims paid plus those incurred for the quarter ended June 30, 2001 were approximately 25% lower than otherwise expected based upon management estimates and prior claims activity. Management estimates net income was $350,000 higher for the quarter ended June 30, 2001, than otherwise expected, due to this lower than expected claims activity. Comparatively, claims paid plus those incurred for the quarter ended June 30, 2000 were approximately 10% greater than expected.

Change in Future Policy Benefits. Change in future policy benefits increased by $135,000 from $413,000, and $343,000 from $848,000, for the quarter and the six months ended June 30, 2001, respectively, compared to the same periods in 2000. The increase primarily resulted from the growth in policies in force under the Western Reserve FFB MRT Agreement. Inforce policies and riders reinsured under the Western Reserve FFB MRT Agreement increased by 24,516, or 24%, from 102,384 policies and riders at June 30, 2000 to 126,900 policies and riders at June 30, 2001.

Reinsurance Premium Allowances, Net. Net reinsurance premium allowances increased by $356,000, or 20%, and $885,000, or 26%, for the quarter and the six months ended June 30, 2001, respectively, compared to the same periods in 2000. Gross reinsurance premium allowances represent a portion of reinsurance premiums paid or allowed by WMA Life to the Ceding Life Companies for each policy reinsured. A certain portion of the gross reinsurance allowances, with regard to the production of new business was related to the Company's share of commissions, underwriting costs and other expenses from the production of new business incurred by the Ceding Life Companies on the business reinsured. These amounts have been deferred to the extent that such costs are deemed recoverable from future policy revenue in accordance with GAAP. The balance of those amounts not deferred is reflected as net reinsurance premium allowances and are often a level percentage of individual policy revenues. Similar to the increase in revenues, the increase in net reinsurance premium allowances was due to an increase in the business placed under the FFB MRT Agreement and the MRT premiums in force.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs decreased by $228,000, or 21%, and $312,000, or 14%, for the quarter and the six months ended June 30, 2001, respectively, compared to the same periods in 2000. The decrease in amortization of deferred acquisition costs was primarily attributable to a decrease in the rate of amortization which resulted from the Company's unlocking of future experience assumptions as reported December 31, 2000. (See further discussion above in "Accounting" for additional factors.)

Operating Expenses. Operating expenses increased by $76,000, or 27%, and $229,000, or 37%, for the quarter and the six months ended June 30, 2001, respectively, compared to the same periods in 2000. Expenses include salary expense, professional fees for legal, actuarial and accounting expenses incurred, and other operating expenses. The increase in expenses was primarily associated with an increase in salary expense of $75,000, due to the employment of additional staff in 2001 as compared to the same period in 2000. The increase was also attributable to legal and accounting fees, which increased by $65,000 from June 30, 2000 due to an increase in legal fees for corporate matters, audit fees and additional tax consulting services. The remainder of the increase was due to the annual corporate franchise tax and outside director fees.

Interest Expense. Interest expense decreased by $113,000, or 55%, and $221,000, or 54%, for the quarter and the six months ended June 30, 2001, respectively, compared to the same periods in 2000. The decrease is due to the full repayment of the $5.30 million debt on a line of credit. The final payment of principal and interest in the amount of $283,566 was paid in February 2001.

Income Taxes. Income taxes increased by $190,000, or 34%, and $398,000, or 40%, for the quarter and the six months ended June 30, 2001, respectively, compared to the same periods in 2000 due to higher levels of Income before income taxes. The Company's effective tax rates were 34% and 31% for the quarters ended June 30, 2001 and 2000, respectively. The effective tax rates for the six months ended June 30, 2001 and 2000 were 34% and 32%, respectively. Taxable income calculated on a statutory basis was emerging during the quarter and six months ended June 30, 2000. As a result, the effective tax rates for the 2000 periods were less than 34% because of the "small life insurance company deduction" available to the Company on the then current taxable income.

The Income tax expense for the quarter and the six months ended June 30, 2001 was deferred in accordance with GAAP. No current tax expense was payable as of June 30, 2001. As of June 30, 2000, Income tax expense of $150,000 was payable. The remaining Income tax expense for the six months ended June 30, 2000 was deferred in accordance with GAAP.

Net Income. As a result of the foregoing, Net income for the quarter ended June 30, 2001 was $1.45 million compared to $1.22 million for the quarter ended June 30, 2000, an increase of $227,000, or 19%. Net income for the six months ended June 30, 2001 was $2.74 million compared to $2.09 million for the six months ended June 30, 2000, an increase of $651,000, or 31%.

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

Net cash flows provided by operating activities were $4.34 million for the six months ended June 30, 2001, compared to $3.10 million provided by operating activities for same period in 2000. The net cash flows provided by operating activities were primarily due to the reinsurance revenues, under the Company's MRT agreements and its Co/ModCo Agreements with Western Reserve on the FFB and Creator products, in excess of its reinsurance settlements paid under the coinsurance and modified coinsurance agreements on the Western Reserve Premier and American Skandia Imperium variable annuity products. The Company projects to realize net positive cash flows from its existing reinsurance operations for the remainder of 2001, except as might otherwise be applied for the purpose of exercising its options to increase business reinsured under the Western Reserve agreements.

On July 30, 1999, the Company issued a $5 million, five-year convertible term note to Money Services, Inc. ("MSI"), a subsidiary of AEGON USA, Inc., due on July 29, 2004. Proceeds of this note were used to reduce a portion of the outstanding principal balance on a line of credit, with MSI, from $10 million to $5 million, of which WMA Life was beneficiary. Interest is payable at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. MSI may convert the outstanding principal balance of this note into Common Stock of the Company. As of June 30, 2001, regarding the term note, the Company had an outstanding principal balance of $5 million and accrued interest of $156,678.

The Company's primary source of liquidity was $1.31 million in Cash and cash equivalents at June 30, 2001. The effective duration of the Company's fixed income portfolio is 3.4 years with 100% of the fixed income securities having an effective maturity of less than 10 years. The Company's fixed income portfolio represents all of the total invested assets, and has an average quality rating of Aa3 by Moody's.

The net cash used in investing activities for the six months ended June 30, 2001 was $7.01 million, compared to $3.72 million used in investing activities for the same period in 2000. During 2001, the Company purchased over $7.37 million of fixed income securities. As a result, the Company increased the percentage of corporate fixed income securities held in its portfolio from 36% at June 30, 2000 to 59% at June 30, 2001. Net cash used in investing activities for the six months ended June 30, 2000 resulted primarily from $3.79 million of purchases of fixed income securities.

Net cash used in financing activities for the six months ended June 30, 2001 was $277,000, compared to $2.56 million provided by financing activities for the same period in 2000. The net cash used in financing activities during 2001 was the final principal payment on the MSI line of credit. The net cash provided by financing activities during the first six months of 2000 was due to the issuance of 262,674 shares of preferred stock to accredited investors. The net cash provided by financing activities in 2000 was reduced by the principal payments to MSI on the line of credit.

WMA Corporation is a holding company with no direct operations, and its principal asset is the capital stock of WMA Life and $3.13 million of cash and invested assets. WMA Corporation relies primarily on funds retained at the holding company level, loan repayments and potential dividends from WMA Life to meet ongoing cash requirements. The ability of WMA Life to pay dividends to WMA Corporation is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda. During the quarter ended June 30, 2001, WMA Life paid no dividends to WMA Corporation. It is anticipated that WMA Corporation will rely primarily on interest and loan repayments from WMA Life to meet ongoing cash requirements during the remainder of 2001.

Under the Company's reinsurance agreements, the Company is required to provide security through a Letter of Credit ("LOC") for the benefit of the Ceding Life Companies. The Company has two LOCs issued by Comerica Bank, the Company's custodian, for the benefit of Western Reserve and Zurich Kemper, in the amounts of $6 million and $140,000, respectively.

FORWARD LOOKING STATEMENTS

Certain statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe-harbor provision of that Act. These statements may include, but are not limited to statements relating to reinsurance revenues, gross profits, cash flows and net income in future periods. Such statements often include the words "believes," "expects," "assumes," "proposed," "anticipates," "intends," "plans," "estimates," "projects," "speculates," or similar expressions. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to: changes in the Company's relationship with the Independent Marketing Organizations, success of the Independent Marketing Organizations, adverse reinsurance experience, increased competition from within the insurance industry, the extent to which the Company is able to develop new reinsurance programs and markets for its reinsurance, negotiation of reinsurance agreements, changes in the control of the Company, the Company's cash requirements, the rate of growth in the Company's reinsured business, the outcome of regulatory examinations and investigations into WMA Securities, and the availability of capital on acceptable terms and other factors discussed in this report. These forward-looking statements are subject to change and uncertainty, which are beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending upon the outcome of certain factors, including those described in the forward-looking statements.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 2001, the Company was not a party to any litigation or arbitration. Except as disclosed below in Item 5. Other Information, the Company is not aware of any litigation or arbitration that is likely to have a material adverse effect on the Company's consolidated results of operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES

There were no changes in securities during the six months ended June 30, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the six months ended June 30, 2001.

ITEM 5.  OTHER INFORMATION

In the past several years, WMA Securities has been and/or continues to be subject to investigations by the Securities and Exchange Commission, the National Association of Securities Dealers, and other regulatory authorities, concerning their compliance and supervisory programs and the sales and marketing activities of certain Sales Associates. WMA Securities and certain Sales Associates may also be subject to litigation or arbitration from time to time during the normal course of business. WMA Securities has not advised the Company of any changes in the status of the any regulatory investigations or litigation during the current period from that previously disclosed that could be viewed material to the Company.

On December 18, 1998, the California Department of Corporations issued to WMA Agency, WMA Securities and WMA Investment Advisors, Inc., a Desist and Refrain Order ("Desist Order") to refrain from further offers or sales of franchises in California. WMA Agency and affiliates challenged this order on the grounds that their activities do not fall within the scope of the California franchise laws and pursued available administrative remedies to resolve the issue. In 1999, an administrative judge upheld the California Department of Corporation's Desist Order. WMA Agency and affiliates then exercised their right to a judicial review of the administrative law judge's decision and filed the appropriate action in Superior Court. The California Superior Court upheld the issuance of the Desist Order and an appeal of the Superior Court's decision was filed in the appropriate state appellate courts. On June 20, 2001, the California appellate court reversed the District Court's decision upholding the Desist order and directed the District Court to order the California Department of Corporations to vacate the Desist Order.

Conning Asset Management, Inc. ("Conning"), the Company's investment manager since 1998, informed the Company that on April 25, 2001, Swiss Reinsurance Company ("Swiss Re") entered into an agreement to acquire Conning. The acquisition was completed on July 2, 2001. Terms of the transaction were not disclosed. Swiss Re is a life reinsurance company. The Company has no affiliation with Swiss Re.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company filed an 8-K report on July 16, 2001 regarding the press release announcing the Company's best efforts agreement with World Financial Group, Inc. on July 12, 2001.

The Company filed an 8-K report on July 16, 2001 regarding the press release announcing the Company's first right agreement with Western Reserve on July 12, 2001.

        EXHIBIT
        NUMBER    DESCRIPTION OF EXHIBIT
        ------    ----------------------

         10.1     Third Amendment and Joinder to the Directed Reinsurance
                  Agreement between The WMA Corporation, World Marketing
                  Alliance, Inc. and World Financial Group, Inc. dated July 12,
                  2001 (Attached)

         10.2     First Right Agreement between The WMA Corporation and Western
                  Reserve Life Assurance Co. of Ohio dated July 12, 2001
                  (Attached)




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     THE WMA CORPORATION  (REGISTRANT)




By:    /s/ Edward F. McKernan                              Date: August 13, 2001
     ------------------------------------------------
     Edward F. McKernan
     President, Chief Financial Officer and Director