Form 10QSB
period 2001-09-30
GLOBAL PREFERRED HOLDINGS INC
filed 2001-11-14
CIK 947716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO ___________________

         COMMISSION FILE NUMBER   0-23637

                         GLOBAL PREFERRED HOLDINGS, INC.
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

As of October 31, 2001, there were 3,742,610 shares of common stock ($.001) par value outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION................................................................................    3

ITEM 1.   FINANCIAL STATEMENTS.................................................................................    3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........................................    11

PART II - OTHER INFORMATION...................................................................................    21

ITEM 1.   LEGAL PROCEEDINGS...................................................................................    21

ITEM 2.   CHANGES IN SECURITIES...............................................................................    21

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.....................................................................    21

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................    21

ITEM 5.   OTHER INFORMATION...................................................................................    22

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................................................    22

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         GLOBAL PREFERRED HOLDINGS, INC.
                           Consolidated Balance Sheets

                                                                                            (Unaudited)
                                                                                            September 30,          December 31,
                                                                                                2001                  2000
                                                                                            -------------          ------------
                              Assets

Fixed maturity securities - available for sale (amortized cost of
   $13,226,413 and $5,817,900 for 2001 and 2000, respectively)                              $ 13,767,430          $  5,912,379
Cash and cash equivalents                                                                      3,692,854             4,259,153
Investment income due and accrued                                                                181,620               113,558
Reinsurance balances receivable                                                                3,009,409             2,632,949
Reinsured policy loans                                                                           995,235               867,023
Deferred acquisition costs                                                                    43,310,866            42,752,339
Prepaid expenses                                                                                 257,155                31,210
Current income tax receivable                                                                    179,061                 5,099
Fixed assets (net of accumulated depreciation of $139,787 and
   $102,992 for 2001 and 2000, respectively)                                                      12,011                48,806
                                                                                            ------------          ------------
         Total assets                                                                       $ 65,405,641          $ 56,622,516
                                                                                            ============          ============

               Liabilities and Stockholders' Equity

Liabilities:
   Future policy benefits                                                                   $ 10,828,082          $  8,025,748
   Reinsurance balances payable                                                                  205,452               388,016
   Accrued expenses and accounts payable                                                         184,905               140,118
   Accrued interest payable                                                                       73,359               161,356
   Dividend payable                                                                              221,183                12,245
   Current income tax payable                                                                         --               410,530
   Short term debt                                                                                    --               277,285
   Long term debt                                                                              5,000,000             5,000,000
   Deferred tax liability                                                                      7,870,711             5,618,285
                                                                                            ------------          ------------
      Total liabilities                                                                       24,383,692            20,033,583
                                                                                            ------------          ------------

Stockholders' equity:
   Preferred stock, par value $2.00, 10,000,000 shares authorized;
     7% Series A convertible preferred stock, 266,047 shares
     issued and outstanding                                                                      532,094               532,094
   Common stock, par value $.001, 50,000,000 shares authorized;
     3,750,000 shares issued                                                                       3,750                 2,500
   Additional paid-in capital                                                                 22,794,331            22,795,581
   Accumulated other comprehensive income                                                        357,073                62,357
   Retained earnings                                                                          17,383,968            13,246,301
   Treasury stock, at cost (7,390 shares in 2001 and 7,485 shares
     in 2000)                                                                                    (49,267)              (49,900)
                                                                                            ------------          ------------
      Total stockholders' equity                                                              41,021,949            36,588,933
                                                                                            ------------          ------------
         Total liabilities and stockholders' equity                                         $ 65,405,641          $ 56,622,516
                                                                                            ============          ============

See accompanying notes to consolidated financial statements.

Share amounts have been restated to reflect the three-for-two stock split effective September 7, 2001.

                         GLOBAL PREFERRED HOLDINGS, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                             Three Months Ended                  Nine Months Ended
                                                                September 30,                      September 30,
                                                        -----------------------------      -------------------------------
                                                           2001              2000              2001              2000
                                                        -----------       -----------      ------------       ------------
Revenues:
   Premiums                                             $ 4,908,499       $ 4,333,969      $ 14,360,578       $ 12,097,023
   Reinsured policy revenues                              2,728,000         3,215,693         8,474,901          9,428,286
   Net investment income                                    220,681           149,181           587,712            368,409
   Net realized gain (loss) on investments                   (1,658)            2,606             3,976              2,606
                                                        -----------       -----------      ------------       ------------
     Total revenues                                       7,855,522         7,701,449        23,427,167         21,896,324
                                                        -----------       -----------      ------------       ------------
Benefits and expenses:
   Benefits, claims and settlement expenses               1,406,931         1,860,023         4,492,408          5,540,330
   Change in future policy benefits                         742,345           602,299         1,933,841          1,450,824
   Reinsurance premium allowances, net                    2,094,355         2,144,521         6,344,766          5,509,930
   Amortization of deferred acquisition costs               740,840           930,016         2,619,938          3,121,297
   Operating expenses                                       515,248           362,299         1,354,602            973,128
   Interest expense                                          94,521           146,841           283,625            557,217
                                                        -----------       -----------      ------------       ------------
     Total benefits and expenses                          5,594,240         6,045,999        17,029,180         17,152,726
                                                        -----------       -----------      ------------       ------------
     Income before income taxes                           2,261,282         1,655,450         6,397,987          4,743,598
Income tax (expense) benefit                               (653,529)            1,464        (2,050,749)          (997,774)
                                                        -----------       -----------      ------------       ------------
     Net income                                           1,607,753         1,656,914         4,347,238          3,745,824
Preferred dividends                                          71,177            71,980           208,938             72,734
                                                        -----------       -----------      ------------       ------------
     Net income available to common shareholders        $ 1,536,576       $ 1,584,934      $  4,138,300       $  3,673,090
                                                        ===========       ===========      ============       ============

Basic earnings per share                                $      0.41       $      0.42      $       1.11       $       0.98
                                                        ===========       ===========      ============       ============

Diluted earnings per share                              $      0.39       $      0.40      $       1.05       $       0.97
                                                        ===========       ===========      ============       ============

Weighted-average common shares outstanding                3,742,610         3,742,610         3,742,610          3,742,610
                                                        ===========       ===========      ============       ============

Total weighted-average common and common
   equivalent shares outstanding                          4,141,684         4,140,034         4,141,684          3,877,490
                                                        ===========       ===========      ============       ============

See accompanying notes to consolidated financial statements.

Share and per-share amounts have been restated to reflect the three-for-two stock split effective September 7, 2001.

                         GLOBAL PREFERRED HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                            ----------------------------------
                                                                                                2001                  2000
                                                                                            ------------          ------------
Cash flows from operating activities:
    Net income                                                                              $  4,347,238          $  3,745,824
    Adjustments to reconcile net income to cash provided by
    operating activities:
      Amortization and depreciation                                                            2,656,733             3,157,121
      Deferred tax expense                                                                     2,100,604               591,964
      Net realized gain on investments                                                            (3,976)               (2,606)
      Change in:
         Investment income due and accrued                                                       (68,062)              (71,508)
         Reinsurance balances receivable                                                        (376,460)            1,519,961
         Reinsured policy loans                                                                 (128,212)             (474,063)
         Deferred acquisition costs                                                           (3,178,465)           (5,871,985)
         Prepaid expenses                                                                       (225,945)              293,356
         Current income tax receivable                                                          (173,962)               (5,099)
         Other assets                                                                                 --                  (335)
         Future policy benefits                                                                2,802,334             2,197,023
         Reinsurance balances payable                                                           (182,564)             (285,119)
         Accrued expenses and accounts payable                                                    44,787                96,672
         Accrued interest payable                                                                (87,997)             (590,436)
         Current income tax payable                                                             (410,530)              300,265
                                                                                            ------------          ------------
             Net cash provided by operating activities                                         7,115,523             4,601,035
                                                                                            ------------          ------------

Cash flows from investing activities:
    Proceeds from sale and maturity of available-for-sale securities                             722,703               299,231
    Purchase of available-for-sale securities                                                 (8,127,240)           (4,019,176)
    Purchase of fixed assets                                                                          --                (5,905)
                                                                                            ------------          ------------
             Net cash used in investing activities                                            (7,404,537)           (3,725,850)
                                                                                            ------------          ------------

Cash flows from financing activities:
    Repayment of principal on long term debt                                                    (277,285)           (4,296,080)
    Issuance of preferred stock                                                                       --             3,098,702
                                                                                            ------------          ------------
             Net cash used in financing activities                                              (277,285)           (1,197,378)
                                                                                            ------------          ------------
             Net decrease in cash and cash equivalents                                          (566,299)             (322,193)
Cash and cash equivalents at beginning of period                                               4,259,153             3,475,950
                                                                                            ------------          ------------
Cash and cash equivalents at end of period                                                  $  3,692,854          $  3,153,757
                                                                                            ============          ============
Supplemental disclosure of cash flow information:
    Interest paid                                                                           $    371,622          $  1,147,653
                                                                                            ============          ============
    Income taxes paid                                                                       $    534,637          $    105,545
                                                                                            ============          ============
    Preferred dividend accrual                                                              $    208,938          $     72,734
                                                                                            ============          ============
    Non-cash financing activities:
         Treasury shares issued for stock split fractional shares                                     95                    --
                                                                                            ============          ============

See accompanying notes to consolidated financial statements.

                         GLOBAL PREFERRED HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2001

(1)      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The unaudited financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 2000 Form 10-KSB Annual Report as filed with the Securities and Exchange Commission.

(2)      Deferred Tax

Deferred income tax liabilities and related expenses are determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using an effective federal income tax rate of 34%. SFAS No. 109 specifically excludes recognition of the "small life insurance company deduction" available under Section 806 of the Internal Revenue Code for qualifying life insurance companies in valuing the Company's taxable temporary differences. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on the Company's earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No. 109, at September 30, 2001.

(3)      Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The primary component of other comprehensive income is the unrealized gain (loss) on securities as shown under the equity section of the consolidated balance sheet. Total other comprehensive income for the three months ended September 30, 2001 was $1,850,794 compared to $1,692,033 for the three months ended September 30, 2000. Total other comprehensive income for the nine months ended September 30, 2001 was $4,641,954 compared to $3,779,846 for the nine months ended September 30, 2000.

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

(5)      Common Stock

On July 12, 2001, the board of directors declared a three-for-two stock split, consisting of 1.25 million shares, payable to shareholders of record at the close of business on August 24, 2001. The stock split was distributed on September 7, 2001. Fractional shares were adjusted up to the next share using shares of treasury stock; 95 treasury shares were issued for the fractional shares. Share and per-share amounts have been retroactively adjusted to reflect the stock split.

(6)      Accounting Pronouncements

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. The provisions of SFAS No. 133 do not have a significant impact on the financial statements of the Company.

In September 2000, FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, not previously required under SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after September 30, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The provisions of SFAS No. 140 do not have a significant impact on the financial statements of the Company.

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

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The provisions of SFAS No. 143 do not have a significant impact on the financial statements of the Company.

In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires the recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. It also requires the measurement of an impairment loss as the difference between the carrying amount and fair value of the asset. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until disposed of. SFAS No. 144 also requires the measurement of a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation (amortization). The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of SFAS No. 144 do not have a significant impact on the financial statements of the Company.

(7)      Segment Reporting

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

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

---------------
* Non-universal life-type agreements and universal life-type agreements as referenced in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, paragraphs 44 and 45.

                                SEGMENT REPORTING

Three Months Ended September 30,                                                          2001
                                                          ------------------------------------------------------------------
                                                          Non-Universal        Universal
(Amounts shown in thousands)                                Life-type          Life-type          Other               Total
                                                          -------------        ---------         --------           --------
Premiums                                                    $  4,909                                                $  4,909
Reinsured policy revenues                                                         2,728                                2,728
Benefits, claims and settlement expenses(1)                    1,899                251                                2,150
Reinsurance premium allowances, net                            1,745                349                                2,094
Amortization of deferred acquisition costs                       (78)               819                                  741
                                                            --------           ---------                            --------
Underwriting profit                                            1,343              1,309                                2,652

Net investment income (expense)                                   52                 58               111                221
Net realized loss on investment                                                                        (2)                (2)
Other expenses                                                    28                 49               532                609
                                                            --------           ---------         --------           --------
Segment operating income (loss) before tax                     1,367              1,318              (423)             2,262
Income tax expense (benefit)                                     405                374              (125)               654
                                                            --------           ---------         --------           --------
Segment net income (loss)                                   $    962                944              (298)          $  1,608
                                                            ========           ========          ========           ========

Segment assets                                              $  8,779             47,368             9,259           $ 65,406
                                                            ========           ========          ========           ========

Three Months Ended September 30,                                                          2000
                                                          ------------------------------------------------------------------
                                                          Non-Universal        Universal
(Amounts shown in thousands)                                Life-type          Life-type          Other               Total
                                                          -------------        ---------         --------           --------
Premiums                                                    $  4,334                                                $  4,334
Reinsured policy revenues                                                          3,216                               3,216
Benefits, claims and settlement expenses(1)                    2,153                 309                               2,462
Reinsurance premium allowances, net                            1,508                 637                               2,145
Amortization of deferred acquisition costs                        25                 905                                 930
                                                            --------           ---------                            --------
Underwriting profit                                              648               1,365                               2,013
Net investment income (expense)                                   53                  37               59                149
Net realized gain on investment                                                                         3                  3
Other expenses                                                    64                  44              401                509
                                                            --------           ---------         --------           --------
Segment operating income (loss) before tax                       637               1,358             (339)             1,656
Income tax expense (benefit)                                      29                  20              (50)                (1)
                                                            --------           ---------         --------           --------
Segment net income (loss)                                   $    608               1,338             (289)          $  1,657
                                                            ========           =========         ========           ========

Segment assets                                              $  8,615              42,477            2,826           $ 53,918
                                                            ========           =========         ========           ========


Nine Months Ended September 30,                                                          2001
                                                          ------------------------------------------------------------------
                                                          Non-Universal        Universal
(Amounts shown in thousands)                                Life-type          Life-type          Other               Total
                                                          -------------        ---------         --------           --------
Premiums                                                    $  14,361                                                  $ 14,361
Reinsured policy revenues                                                           8,475                                 8,475
Benefits, claims and settlement expenses(1)                     5,947                 480                                 6,427
Reinsurance premium allowances, net                             5,091               1,254                                 6,345
Amortization of deferred acquisition costs                        108               2,512                                 2,620
                                                            ---------           ----------                             --------
Underwriting profit                                             3,215               4,229                                 7,444

Net investment income (expense)                                   165                 161                  262              588
Net realized gain on investment                                                                              4                4
Other expenses                                                     93                 176                1,369            1,638
                                                            ---------           ---------              -------         --------
Segment operating income (loss) before tax                      3,287               4,214                (1103)           6,398
Income tax expense (benefit)                                    1,054               1,351                 (354)           2,051
                                                            ---------           ---------              -------         --------
Segment net income (loss)                                   $   2,233               2,863                 (749)        $  4,347
                                                            =========           =========              =======         ========
Segment assets                                              $   8,779              47,368                9,259         $ 65,406
                                                            =========           =========              =======         ========


Nine Months Ended September 30,                                                          2000
                                                          ------------------------------------------------------------------
                                                          Non-Universal        Universal
(Amounts shown in thousands)                                Life-type          Life-type          Other               Total
                                                          -------------        ---------         --------           --------
Premiums                                                    $  12,097                                                  $ 12,097
Reinsured policy revenues                                                           9,428                                 9,428
Benefits, claims and settlement expenses(1)                     6,165                 827                                 6,992
Reinsurance premium allowances, net                             4,118               1,392                                 5,510
Amortization of deferred acquisition costs                         80               3,041                                 3,121
                                                            ---------           ---------                              ---------
Underwriting profit                                             1,734               4,168                                 5,902

Net investment income (expense)                                   132                  96                  140              368
Net realized gain on investment                                                                              3                3
Other expenses                                                    124                 134                1,272            1,530
                                                            ---------           ---------           ----------         ---------
Segment operating income (loss) before tax                      1,742               4,130               (1,129)           4,743
Income tax expense (benefit)                                      367                 869                 (238)             998
                                                            ---------           ---------           ----------         ---------
Segment net income (loss)                                   $   1,375               3,261                 (891)        $   3,745
                                                            =========           =========           ==========         =========

Segment assets                                              $   8,615              42,477                2,826         $  53,918
                                                            =========           =========           ==========         =========

---------------

(1) Benefits, claims and settlement expenses includes Change in future policy benefits.

Of the total premiums and reinsured policy revenues above, 90% and 87% relates to business issued by Western Reserve Life Assurance Co. of Ohio ("Western Reserve") for the quarter ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, 89% and 87% of the total premiums and reinsured policy revenues above relates to business issued by Western Reserve, respectively. Of the total underwriting profit above, 86% and 82% relates to business issued by Western Reserve for the quarter ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, 84% and 79% of the total underwriting profit above relates to business issued by Western Reserve, respectively.

(8)      Reclassification

The Company has reclassified the presentation of certain 2000 information to conform to the 2001 presentation.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis or Plan of Operation ("MD&A") addresses the financial condition of the Company as of September 30, 2001 compared with December 31, 2000, and its results of operations for the three months and nine months ended September 30, 2001, compared with the equivalent periods ended September 30, 2000. This discussion should be read in conjunction with the MD&A and the Company's Consolidated Financial Statements and notes thereto in the Company's 2000 Form 10-KSB Annual Report.

OVERVIEW

Global Preferred Holdings, Inc., formerly known as The WMA Corporation ("Global Preferred"), was incorporated in the state of Delaware in 1995. Global Preferred is a holding company, owning all of the outstanding capital stock of Global Preferred Re Limited, a Bermuda life insurance corporation formally known as WMA Life Insurance Company Limited. Global Preferred Re, also formed during 1995, commenced its reinsurance operations during 1996. Global Preferred Re presently provides reinsurance to certain life insurance companies ("Ceding Life Companies") with respect to variable universal life ("VUL") and variable annuity policies. The term "Company", as used in this document, refers to Global Preferred Holdings, Inc. and Global Preferred Re Limited collectively, unless the context requires otherwise.

The Company reinsures certain life insurance policies and annuities sold by agents of independent financial service companies and sales organizations, including World Financial Group, Inc. ("World Financial Group") and World Marketing Alliance, Inc. ("WMA Agency"). World Financial Group, an affiliate of AEGON USA, Inc., which operates a financial services, sales and marketing organization, purchased selected assets of WMA Agency in June 2001. (See "Asset Purchase Agreement of Certain Assets of WMA Agency and WMA Securities" below.) Most independent agents who market financial services products through WMA Agency or World Financial Group currently hold licenses as registered representatives for the sale of certain securities products through an affiliate, WMA Securities, Inc. ("WMA Securities"), a registered securities broker-dealer. WMA Agency, World Financial Group and WMA Securities are collectively referred to herein as "Independent Marketing Organizations".

All of the Company's reinsurance business has been indirectly the result of the marketing efforts of the Independent Marketing Organizations, through business placed with the Ceding Life Companies. The Company has not used reinsurance intermediaries or actively initiated any direct marketing activities. Therefore, the Company has been dependent upon and benefited from its relationships with the Independent Marketing Organizations and their agents to market those products that the Company reinsures. The Company is exploring strategies to expand its reinsurance relationships beyond the present Independent Marketing Organizations.

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

The Ceding Life Companies retain responsibility for the payment of all claims, surrender values, commissions and expenses involved in issuing and maintaining the policies. In addition, the Ceding Life Companies administer the reinsurance contracts and, on a monthly basis, provide Global Preferred Re with information regarding premiums, reserves, benefits, claims and settlement expenses for policies reinsured.

At September 30, 2001, Global Preferred Re's reinsurance in force on life insurance policies and riders constituted 294,399 policies and riders with an aggregate face amount of $9.32 billion. This is a decrease of 2,275 life insurance policies and riders, or 0.8%, and $0.06 billion of inforce face amount, or 0.6%, from December 31, 2000. The decrease is, in part, a result of Global Preferred Re's decision to not reinsure a new product introduced for sale by Western Reserve in July 2001. (See "Asset Purchase Agreement of Certain Assets of WMA Agency and WMA Securities" below.)

At September 30, 2001, Global Preferred Re had reinsurance in force with respect to variable annuities for 47,462 policies with reinsured annuity benefits of $239.17 million. This represents an increase of 3,643 policies, or 8%, and a decrease of $70.89 million of annuity contract benefits, or 23%, from December 31, 2000. Policyholders have directed most of their assets to be invested in the separate accounts of the reinsured policies, with a majority invested in equities. Accordingly, the decrease in reinsured annuity contract benefits is reflective of decreases in the equity markets during September 2001 and prior. Policies in force increased by 661, or 1%, and reinsured annuity contract benefits decreased by $48.24 million, or 17%, from June 30, 2001 reflecting a further decline in the investment yields of the underlying separate accounts of the reinsured policies during third quarter.

The following table indicates the percentage of Global Preferred Re's reinsurance revenues derived from each Ceding Life Company:

                                                                           NINE MONTHS
                                                                              ENDED           YEAR         YEAR
                                                                           SEPTEMBER 30,      ENDED        ENDED
CEDING LIFE COMPANY                                                            2001           2000         1999
-------------------                                                        -------------      ----         ----
Western Reserve Life Assurance Co. of Ohio ("Western Reserve")                   89%           88%           88%
American Skandia Life Assurance Corporation ("American Skandia")                  9%           10%            9%
Kemper Investors Life Insurance Company ("Zurich Kemper")                         2%            2%            3%
Pacific Life Insurance Company ("Pacific Life")                                   0%          N/A           N/A
                                                                                ---           ---           ---
         Total                                                                  100%          100%          100%

ASSET PURCHASE AGREEMENT OF CERTAIN ASSETS OF WMA AGENCY AND WMA SECURITIES

On May 7, 2001, AEGON Asset Management Services, Inc. ("AAMSI"), an indirect, wholly owned subsidiary of AEGON USA, Inc., announced it entered into an Asset Purchase Agreement to acquire selected assets of the Company's affiliates, WMA Agency and WMA Securities. In June 2001, World Financial Group, a subsidiary of AAMSI, closed the purchase of selected assets of WMA Agency. As a result of the asset acquisition, substantially all qualified, licensed agents of WMA Agency have transferred, or are in the process of transferring, to World Financial Group. It is also anticipated that, subject to regulatory approval, AAMSI will establish a new broker/dealer to house World Financial Group's future securities activities. We believe that until the new broker/dealer obtains the necessary regulatory approvals, WMA Securities will continue to process securities transactions by agents of World Financial Group and WMA Agency. The asset purchase does not include any assets or securities of the Company, nor does it interfere with the continued reinsurance of business in force or the reinsurance of new policies subject to the terms of the Company's existing reinsurance agreements.

In 1998, the Company and WMA Agency entered into a formal agreement whereby WMA Agency agreed to use its "best efforts" ("Best Efforts Agreement") to encourage life insurance companies to reinsure policies, sold by its agents, with the Company. In conjunction with the acquisition of WMA Agency's assets, World Financial Group has assumed the Best Efforts Agreement between the Company and WMA Agency, with certain amendments. Under the amended agreement, World Financial Group agreed to use its best efforts to assist the Company in attaining the opportunity to reinsure all insurance products, sold by its agents, with insurance companies World Financial Group has selling agreements other than its affiliates, including Western Reserve. World Financial Group, AAMSI and Western Reserve are members of the AEGON Group.

A majority of the Company's reinsurance business is derived from policies issued by Western Reserve. Concurrent with the assumption of the amended Best Efforts Agreement by World Financial Group, the Company entered into an agreement ("First Right Agreement") with Western Reserve providing Global Preferred Re with reinsurance rights exercisable under certain circumstances (described below) to reinsure new VUL and variable annuity products sold by agents of World Financial Group. Global Preferred Re may elect to reinsure up to

20% on all single life VUL products introduced for sale by Western Reserve after the execution of the agreement on either a coinsurance or monthly renewable term ("MRT") basis. Similarly, Global Preferred Re may elect to reinsure 40% to 50% of new variable annuity products issued by Western Reserve through December 31, 2002 on a coinsurance basis. (See "Monthly Renewable Term Insurance" and "Coinsurance and Modified Coinsurance" below.)

To exercise its right to reinsure VUL business on a MRT basis, Global Preferred Re must agree to charge reinsurance premium rates no greater than 105% of blended commercial net premium rates otherwise secured by Western Reserve on the same business and reinsurance basis. There can be no assurance Global Preferred Re will exercise its right to reinsure any new product offered by Western Reserve on a MRT basis due to the competitive nature of the reinsurance marketplace.

Western Reserve introduced a new VUL product in July 2001, the WRL Freedom Elite Builder ("FEB"), intended to replace the WRL Financial Freedom Builder ("FFB") VUL and WRL Freedom Elite ("Freedom Elite") VUL products currently issued by Western Reserve. Global Preferred Re currently reinsures the FFB VUL product. Pursuant to the First Right Agreement, Global Preferred Re evaluated its right to reinsure the recently introduced FEB VUL product on a MRT reinsurance basis, for all business issued through March 31, 2006. Using 105% of the blended commercial net premium rates secured by Western Reserve, Global Preferred Re declined to reinsure the new product because, in management's opinion, the estimated profitability was not adequate in light of the risks otherwise assumed by the Company.

In addition to MRT reinsurance, subject to certain sales volume limitations, Global Preferred Re has the right to reinsure all single life VUL products introduced for sale following execution of the First Right Agreement on a coinsurance basis for policies issued through March 31, 2003. Accordingly, although Global Preferred Re declined to reinsure the FEB VUL product on a MRT basis, through March 2003 it may exercise its right to reinsure the FEB VUL product on a coinsurance basis for all policies issued since the beginning of the prior calendar year to the date the reinsurance right is exercised.

Once a policy is reinsured, it will remain reinsured for a period ranging from 20 to 30 years depending on the nature of the reinsurance agreement. The expiration dates of Global Preferred Re's reinsurance rights continue on a year-to-year basis after the exercise dates described above, subject to cancellation by either party upon sufficient notice.

To exercise certain of these reinsurance rights, Global Preferred Re will need substantially greater amounts of cash to support the increased amounts of reinsurance. Accordingly, the Company is considering alternatives to increase Global Preferred Re's capacity through the acquisition of additional financing or other means. There can be no assurance that the Company can obtain at an acceptable cost and on favorable terms, if at all, the additional financing necessary to exercise certain options under the First Right Agreement.

MONTHLY RENEWABLE TERM REINSURANCE

Global Preferred Re's reinsurance indemnity agreements include four MRT agreements relating to VUL policies. MRT reinsurance is a variation of Yearly Renewable Term Insurance. Under MRT reinsurance, the ceding company reinsures the mortality risk with Global Preferred Re. The amount reinsured in any one month is not based on the face amount of the policy, but rather on the net amount of risk. The net amount of risk is typically defined as the difference between the death benefit and the cash value of a policy. The ceding company retains responsibility for establishing the policy reserves (reduced for the mortality risk reinsured) as well as the payment of all policy benefits, commissions and expenses involved in issuing and maintaining the business. Global Preferred Re establishes reserves specific to the mortality risk reinsured.

The reinsurance of the VUL policies includes business previously sold and currently being sold by agents of the Independent Marketing Organizations and issued by Pacific Life, Western Reserve and Zurich Kemper. The following table indicates the Ceding Life Companies that issue the policies underlying the MRT reinsurance, the names of the insurance products currently reinsured by the Company, policies reinsured under each agreement, and the commencement date of the reinsurance.

                                                                                             REINSURANCE
                                                                                             COMMENCEMENT
CEDING COMPANY           REINSURED VUL PRODUCT NAME         INITIAL POLICY ISSUE DATE            DATE
--------------           --------------------------         -------------------------        ------------
Western Reserve          Freedom Equity Protector               1/92 to 12/99                    7/96
                         Financial Freedom Builder              8/97 to 3/98                     8/97

Zurich Kemper            Power VUL                              10/96 to 3/01                   10/96

Western Reserve          Financial Freedom Builder              1/99 to present                 10/99

Pacific Life             Select Exec II VUL                     1/01 to present                  1/01

COINSURANCE AND MODIFIED COINSURANCE

Under a coinsurance arrangement, the insured risks are ceded to the reinsurer on essentially the same basis as underwritten by the ceding company. The ceded risks include mortality, lapse, cash surrender and investment risk. The ceding company and the reinsurer share these risks in the same manner. The reinsurer receives a proportionate share of gross premiums from the ceding company and provides expense allowances to the ceding company in recognition of expenses associated with the reinsured policies. Expenses include commissions and costs associated with underwriting, marketing, policy issue and maintenance. The reinsurer also pays the ceding company its proportionate share of death benefits and other policy benefits. The reserves on the ceded portion of the policy are obligations of, and held by, the reinsurer.

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

                                                  PRODUCT                              INITIAL POLICY         REINSURANCE
CEDING COMPANY       REINSURED PRODUCT NAME        TYPE       REINSURANCE TYPE            ISSUE DATE       COMMENCEMENT DATE
--------------       -------------------------    -------     ----------------         ---------------     ------------------
Western Reserve      Financial Freedom Builder     VUL        Coinsurance and ModCo      4/98 to 12/98            4/98

Western Reserve      Freedom Wealth Creator        VA*        Coinsurance and ModCo      1/98 to present          1/98

Western Reserve      Freedom Premier               VA*        Coinsurance and ModCo      10/00 to present        10/00

American Skandia     Imperium                      VA*        ModCo                       1/97 to present         1/97

---------------
*  Variable annuity

ACCOUNTING

The Company generally recognizes premiums as earned on MRT reinsurance for the mortality risk reinsured. Reinsured policy revenues reflect policy mortality and expense charges, policy administration charges, asset-based allowances and deferred sales charges that have been assessed against the reinsured policy account balances under the coinsurance and modified coinsurance agreements, as they relate to universal life-type contracts.

Net investment income is the gross income earned from the invested assets less the applicable investment management expenses and custodial fees.

The Company defers costs that vary with and are directly associated with the acquisition of the reinsured policies. These expenses are deferred to the extent that such costs are deemed recoverable from future policy revenues in accordance with GAAP and are recorded as deferred acquisition costs on the balance sheet. Deferred acquisition costs were $43.31 million at September 30, 2001, an increase of $559,000, or 1%, from December 31, 2000.

Deferred acquisition costs are amortized over the lives of the underlying policies (with regard to the terms of the reinsurance agreement). Under the MRT agreements, the rate of amortization depends on the approach utilized, static or dynamic, and is based upon assumptions applicable at the time the policies are reinsured, such as estimates of expected investment yields, mortality, persistency and expenses. Under the static approach, the amortization is in proportion to the ratio of premiums collected during the then current period to total anticipated premiums. Under the dynamic approach, the amortization under the static approach is adjusted to reflect actual insurance in force. Using the dynamic approach, to the extent fewer policies persist than otherwise anticipated the amortization will be greater, as compared to the static approach. Conversely, to the extent more policies persist than otherwise anticipated, the amortization will be smaller under the dynamic approach.

Under the coinsurance and ModCo agreements, the amortization of the deferred acquisition costs is in proportion to the ratio of gross profits recognized during the then current period to total anticipated future gross profits. During each accounting period, assumptions used in calculating the amortization of the Company's deferred acquisition expense reflect actual experience for the then current accounting period. Management also reviews, on a periodic basis, evolving experience with regard to the Company's assumptions, concerning future experience with regard to mortality, persistency, investment yields and expenses, in determining its estimate of anticipated future gross profits. The period of observation is from October 1 of the previous calendar year through September 30 of the current calendar year. If management believes variances from expected assumptions are permanent, assumptions used with regard to future experience will be revised. Upon adoption of any change in assumptions used with regard to future experience, the amortization of the Company's deferred acquisition cost will be recalculated and reflected during the then current accounting period.

Life insurance claims settled, claims reported and changes in estimates of claims incurred but not reported related to reinsured VUL policies are recorded as Benefits, claims and settlement expenses on the Consolidated Financial Statements. The change in the liability for future policy benefits is recorded separately as Change in future policy benefits on the Consolidated Financial Statements.

The liability for future policy benefits was $10.83 million at September 30, 2001, an increase of $2.80 million, or 35%, from December 31, 2000. The liability at September 30, 2001 is comprised of two components: (i) liabilities under the Company's MRT reinsurance agreements, and (ii) liabilities related to the coinsurance of VUL and variable annuity policyholder obligations. The liability, with regard to the MRT reinsurance, represents the present value of future benefits to be paid and related expenses, less the present value of future net premiums (that portion of the premium required to provide for all benefits and expenses). The liability for the coinsured portion of the reinsured Western Reserve VUL and variable annuity policies is equal to reinsured policy fixed account balances. The separate account portions of the Western Reserve VUL and the Western Reserve and American Skandia variable annuity policies are reinsured on a modified coinsurance basis and, accordingly, the ceding companies retain the reserves and the assets related to the reserves in their respective separate accounts. To date, management believes the assumptions used regarding its liability for future policy benefits are appropriate for its circumstances.

RESULTS OF OPERATIONS

Quarter and Nine Months Ended September 30, 2001 Compared to Quarter and Nine Months Ended September 30, 2000.

Revenues. Revenues increased by $154,000, or 2%, and $1.53 million, or 7%, for the quarter and the nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The increase was primarily attributable to the growth in premiums associated with the MRT agreements.

Premiums. Premiums increased by $575,000, or 13%, and $2.26 million, or 19%, for the quarter and the nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The majority of the premium increase was due to increasing reinsured business in force under the Western Reserve FFB MRT Agreement. Inforce volume under the FFB MRT Agreement increased $0.52 billion, or 13%, for the nine months ended September 30, 2001 compared to the same period in 2000. The remaining increase in premiums was attributable to the increasing duration of the policies in force, since the reinsurance premiums increase with the advancing age of the insured.

Reinsured Policy Revenues. Reinsured policy revenues decreased by $488,000, or 15%, and $953,000, or 10%, for the quarter and the nine months ended September 30, 2001, respectively, compared to the same periods in 2000. These revenues reflect policy cost of insurance charges, mortality and expense charges, policy administration, asset based allowances and deferred sales charges under the coinsurance and ModCo agreements, as they relate to universal life-type contracts.

The revenue decrease was primarily attributable to the variable annuity coinsurance and modified coinsurance agreements. Of the $8.47 million Reinsured policy revenues for the nine months ended September 30, 2001, $4.20 million of Reinsured policy revenues was attributable to the variable annuity reinsurance agreements compared to $4.80 million for the same period in 2000, a decrease of $595,000, or 12%. The remaining $4.27 million was attributable to the VUL coinsurance and ModCo agreement with Western Reserve compared to $4.63 million for the same period in 2000, a decrease of $358,000, or 8%. Decreasing revenues for both VUL and variable annuity business have resulted primarily because of a decrease in collected mortality and expense charges associated with the lower account values, due to the decrease in the equity markets. Further, the VUL coinsurance and ModCo business is a closed block, which has resulted in a declining in force due to normal policy lapses and surrenders.

Net Investment Income and Net Realized Gain (Loss) on Investments. Net investment income increased by $72,000, or 48%, and $219,000, or 60%, for the quarter and the nine months ended September 30, 2001, respectively, compared to the same periods in 2000. Investment income is earned from investments in fixed income securities and cash equivalents. Investment expenses of $39,000 and $53,000 for the nine months ended September 30, 2001 and 2000, respectively, related to investment advisor fees and custodial fees and were netted with gross investment income excluding realized gains and losses. The increase in net investment income was primarily due to the increased size of the Company's portfolio and increasing investment yields on new purchases of fixed income securities. The sale of the fixed income securities for the nine months ended September 30, 2001 resulted in a Net realized gain on investments of $3,976 compared to a Net realized gain on investments of $2,606 for the nine months ended September 30, 2000. A Net realized gain is the result of selling securities after a decrease in market yields subsequent to their purchase. A decrease in market yields causes an increase in the market value of invested securities.

Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses decreased by $453,000, or 24%, and $1.05 million, or 19%, for the quarter and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The decrease was primarily the result of lower claims activity. The Company does not expect nor has it been advised by the Ceding Life Companies of any claims exposure related to the September 11, 2001 terrorist attacks. The amount of business in force at September 30, 2001 was $9.32 billion compared to $9.28 billion at September 30, 2000, which represented a $0.04 billion, or 0.4% increase.

The Company's profitability, in part, depends on the volume and amount of death claims incurred. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods, and are subject to fluctuation from quarter to quarter and year to year. Overall, claims paid plus those incurred have averaged 75-80% of management estimates. Claims paid plus those incurred were approximately 30% and 25% lower than otherwise expected for the quarter and nine months ended September 30, 2001, respectively, based upon management estimates and prior claims activity. Management estimates that net income was $500,000 higher for the quarter ended September 30, 2001, than otherwise expected, due to this lower than expected claims activity. Comparatively, claims paid, plus those incurred, were approximately 10% lower and 5% higher than otherwise expected for the quarter and nine months ended September 30, 2000, respectively.

Change in Future Policy Benefits. Change in future policy benefits increased by $140,000 from $602,000, or 23%, and $483,000 from $1.45 million, or 33%, for the quarter and the nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The increase is primarily from the growth in premium collected under the Western Reserve FFB MRT Agreement. Premium collected under the Western Reserve FFB MRT Agreement increased by $506,000, or 24%, and $2.04 million, or 37%, for the quarter and the nine months ended September 30, 2001, respectively, compared to the same periods in 2000.

A portion of the increase in the Change in future policy benefits is also due to an increase in unearned MRT premiums under the Zurich Kemper MRT agreement. During the third quarter 2001, the Company improved the methodology in its recognition of earned premiums under the Zurich Kemper MRT agreement, which resulted in an increase in Future policy benefits of $152,000. Correspondingly, Amortization of deferred acquisition costs decreased $122,000. The adjustments in the increase in Future policy benefits and associated Amortization of deferred acquisition costs resulted in a non-recurring loss of $30,000 during the quarter.

Reinsurance Premium Allowances, Net. Net reinsurance premium allowances decreased by $50,000, or 2%, for the quarter, and increased by $835,000, or 15%, for the nine months ended September 30, 2001, respectively, compared to the same periods in 2000. Gross reinsurance premium allowances represent a portion of reinsurance premiums paid or allowed by Global Preferred Re to the Ceding Life Companies for each policy reinsured. A certain portion of the gross reinsurance allowances, with regard to the production of new business was related to the Company's share of commissions, underwriting costs and other expenses from the production of new business incurred by the Ceding Life Companies on the business reinsured. These amounts have been deferred to the extent that such costs are deemed recoverable from future policy revenue in accordance with GAAP. The balance of those amounts not deferred is reflected as net reinsurance premium allowances and are often a level percentage of individual policy revenues.

Similar to the composition and increase in revenues, the increase in net reinsurance premium allowances for the nine months ended September 30, 2001 was due to an increase in the business placed under the FFB MRT Agreement and the MRT premiums in force. The decrease in net reinsurance premium allowances for the quarter ended September 30, 2001, compared to the same period in 2000, is due to a decrease in net reinsurance premium allowances associated with the coinsurance and modified coinsurance agreements which slightly exceeded the increase in net reinsurance premium allowances associated with MRT premiums in force.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs decreased by $189,000, or 20%, and $501,000, or 16%, for the quarter and the nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The decrease in amortization of deferred acquisition costs was primarily attributable to a decrease in the rate of amortization, which resulted from the Company's unlocking of future experience assumptions as reported December 31, 2000, in conjunction with a decrease in Reinsured policy revenues. A portion of the decrease in the Amortization of deferred acquisition costs is also associated with improving the methodology in recognition of earned premiums under the Zurich Kemper MRT agreement, which resulted in a $122,000 decrease. (See "Change in Future Policy Benefits" above.)

The decrease in Reinsured policy revenues have resulted primarily because of a decrease in collected mortality and expense charges associated with the lower account values, due to the decrease in the equity markets. Collected mortality and expense charges are one of several components of gross profits used to amortize deferred acquisition expenses. A prolonged reduction in policy account values, resulting from poor equity investment yields, may result in smaller mortality and expense charges collected in the future. A reduction in the Company's estimate of anticipated future gross profits may result in a greater rate of amortization of deferred acquisition expenses in current and future periods. (See further discussion above in "Accounting" for additional factors.)

Operating Expenses. Operating expenses increased by $153,000, or 42%, and $381,000, or 39%, for the quarter and the nine months ended September 30, 2001, respectively, compared to the same periods in 2000. Expenses include salaries and benefits, professional fees for legal, actuarial and accounting expenses incurred, and other operating expenses. The increase in expenses for the quarter, as compared to the same period in 2000, was primarily associated with an increase in salaries, benefits and recruiting expenses, due to the employment of additional staff, and payment of a discretionary bonus during the third quarter of 2001 to all current employees employed during 2000. The remainder of the increase was due to increases in D&O insurance premiums and outside director fees.

Interest Expense. Interest expense decreased by $52,000, or 36%, and $274,000, or 49%, for the quarter and the nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The decrease is due to the full repayment of the $5.3 million debt on a line of credit. The final payment of principal and interest in the amount of $283,566 was paid in February 2001.

Income before income taxes. As a result of the above, Income before income taxes increased by $606,000, or 37%, and $1.65 million, or 35%, for the quarter and the nine months ended September 30, 2001, respectively, compared to the same periods in 2000.

Income Taxes. Income taxes increased by $655,000 and $1.05 million for the quarter and the nine months ended September 30, 2001, respectively, compared to the same periods in 2000 due to higher levels of Income before income taxes. Taxable income calculated on a statutory basis emerged during the quarter and nine month periods ended September 30, 2001 and 2000, which is attributable to the reduction in new business reinsured under the Company's coinsurance and ModCo agreements. As a result, the effective tax rates for all periods were less than 34% because of the "small life insurance company deduction" available to the Company on the then current taxable income (as discussed in Note 2 of the Notes to Consolidated Financial Statements). The Company's effective tax rate was 29% for the quarter ended September 30, 2001 compared to a tax benefit for the quarter ended September 30, 2000. The effective tax rates for the nine months ended September 30, 2001 and 2000 were 32% and 21%, respectively. The higher effective tax rate for 2001 is due to a 53% decrease in statutory income for the nine months ended September 30, 2001, compared to 2000. The decrease in statutory income is primarily due to a strengthening of statutory reserves during 2001, which is in turn a result of the reduced policy account values stemming from poor equity investment yields. Income tax expense in excess of current tax expense was deferred in accordance with GAAP for the nine months ended September 30, 2001 and 2000.

Net Income. As a result of the foregoing, Net income for the quarter ended September 30, 2001 was $1.61 million compared to $1.66 million for the quarter ended September 30, 2000, a decrease of $49,000, or 3%. Net income for the nine months ended September 30, 2001 was $4.35 million compared to $3.75 million for the nine months ended September 30, 2000, an increase of $601,000, or 16%.

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

The Company's cash requirements for operating and investment expenses consist of: salaries and benefits; management service fees; investment management and custodial fees; accounting and consulting services fees; expenses related to regulatory issues and compliance with corporate and tax matters; and other incidental administrative expenses. The Company has incurred no capital expenditures during 2001.

Net cash flows provided by operating activities were $7.12 million for the nine months ended September 30, 2001, compared to $4.60 million provided by operating activities for same period in 2000. The net cash flows provided by operating activities were primarily due to the reinsurance revenues, under the Company's MRT agreements and its Co/ModCo Agreements with Western Reserve on the FFB and Creator products, in excess of its reinsurance settlements paid under the coinsurance and modified coinsurance agreements on the Western Reserve Premier and American Skandia Imperium variable annuity products. The Company projects to realize net positive cash flows from its existing reinsurance operations for the remainder of 2001, except as might otherwise be applied for the purpose of exercising its right to reinsure increased business under the Western Reserve agreements. To exercise certain of these reinsurance rights, Global Preferred Re will need substantially greater amounts of cash to support the increased amounts of reinsurance. Accordingly, the Company is considering available alternatives to increase Global Preferred Re's capacity through the acquisition of additional financing or other means.

On July 30, 1999, the Company issued a $5 million, five-year convertible term note to Money Services, Inc. ("MSI"), a subsidiary of AEGON USA, Inc., due on July 29, 2004. Proceeds of this note were used to reduce a portion of the outstanding principal balance on a line of credit, with MSI, from $10 million to $5 million, of which Global Preferred Re was beneficiary. Interest is payable at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. MSI may convert the outstanding principal balance of this note into common stock of the Company. As of September 30, 2001, regarding the term note, the Company had an outstanding principal balance of $5 million and accrued interest of $73,359.

The Company's primary source of liquidity was $3.69 million in Cash and cash equivalents at September 30, 2001. The effective duration of the Company's fixed income portfolio is 3.3 years with 100% of the fixed income securities having an effective maturity of less than 10 years. The Company's fixed income portfolio represents all of the total invested assets, and has an average quality rating of Aa3 by Moody's.

The net cash used in investing activities for the nine months ended September 30, 2001 was $7.40 million, compared to $3.73 million used in investing activities for the same period in 2000. During 2001, the Company purchased over $8.13 million of fixed income securities as compared to $4.02 million of purchases during the same period in 2000. As a result, the Company increased the percentage of corporate fixed income securities held in its portfolio from 44% at September 30, 2000 to 55% at September 30, 2001.

Net cash used in financing activities for the nine months ended September 30, 2001 was $277,000, compared to $1.20 million used in financing activities for the same period in 2000. The net cash used in financing activities during 2001 was the final principal payment on the MSI line of credit. The net cash used in financing activities during the first nine months of 2000 was due to the principal payments to MSI on the line of credit. The net cash used in financing activities was reduced by the issuance of 266,047 shares of preferred stock to accredited investors during 2000.

Global Preferred is a holding company with no direct operations, and its principal asset is the capital stock of Global Preferred Re and $3.68 million of cash and invested assets. Global Preferred relies primarily on funds retained at the holding company level, loan repayments and potential dividends from Global Preferred Re to meet ongoing cash requirements. The ability of Global Preferred Re to pay dividends to Global Preferred is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda. During the quarter ended September 30, 2001, Global Preferred Re paid no dividends to Global Preferred. It is anticipated that Global Preferred will rely primarily on interest and loan repayments from Global Preferred Re to meet ongoing cash requirements during the remainder of 2001.

Under the Company's reinsurance agreements, the Company is required to provide security through a Letter of Credit ("LOC") for the benefit of the Ceding Life Companies. The Company has two LOCs issued by Comerica Bank, the Company's custodian, for the benefit of Western Reserve and Zurich Kemper, in the amounts of $6 million and $140,000, respectively. The Company anticipates increasing the LOCs during the fourth quarter 2001 for the benefit of Pacific Life, Western Reserve and Zurich Kemper.

FORWARD LOOKING STATEMENTS

Certain statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe-harbor provision of that Act. These statements may include, but are not limited to statements relating to reinsurance revenues, gross profits, cash flows and net income in future periods. Such statements often include the words "believes," "expects," "assumes," "proposed," "anticipates," "intends," "plans," "estimates," "projects," "speculates," or similar expressions. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to: changes in the Company's relationship with the Independent Marketing Organizations, success of the Independent Marketing Organizations, adverse reinsurance experience, increased competition from within the insurance industry, the extent to which the Company is able to develop new reinsurance programs and markets for its reinsurance, negotiation of reinsurance agreements, changes in the control of the Company, the Company's cash requirements, claims exposure from acts of terrorism, the rate of growth in the Company's reinsured business, the outcome of regulatory examinations and investigations into WMA Securities, and the availability of capital on acceptable terms and other factors discussed in this report. These forward-looking statements are subject to change and uncertainty, which are beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending upon the outcome of certain factors, including those described in the forward-looking statements.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 2001, the Company was not a party to any litigation or arbitration. Except as disclosed below in Item 5. Other Information, the Company is not aware of any litigation or arbitration that is likely to have a material adverse effect on the Company's consolidated results of operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES

On July 12, 2001, the board of directors declared a three-for-two stock split, consisting of 1.25 million shares, payable to shareholders of record at the close of business on August 24, 2001. The stock split was distributed on September 7, 2001.

There were no other changes in securities during the nine months ended September 30, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of stockholders was held in Duluth, Georgia on August 13, 2001. The purpose of the meeting was to elect seven directors; to ratify and approve the Amendment to the Company's Certificate of Incorporation to change its name to Global Preferred Holdings, Inc.; to consider and act upon the selection of KPMG LLP as independent auditors of the Company for 2001; and to transact such other business as may properly come before the Annual Meeting.

Set forth below are the results of the election of the Directors of the Company:

----------------------------------------------------------------------------------------------------------
Name of Nominee                             Votes "FOR"            Votes "AGAINST"          ABSTENTIONS
----------------------------------------------------------------------------------------------------------
S. Hubert Humphrey, Jr.                        928,685                 427,911                   None
----------------------------------------------------------------------------------------------------------
Edward F. McKernan                           1,328,871                  27,725                   None
----------------------------------------------------------------------------------------------------------
Thomas W. Montgomery                           941,479                 415,117                   None
----------------------------------------------------------------------------------------------------------
C. Simon Scupham                             1,332,385                  24,211                   None
----------------------------------------------------------------------------------------------------------
Joseph F. Barone                             1,335,305                  21,291                   None
----------------------------------------------------------------------------------------------------------
Eugene M. Howerdd, Jr.                       1,335,305                  21,291                   None
----------------------------------------------------------------------------------------------------------
Milan M. Radonich                            1,335,305                  21,291                   None
----------------------------------------------------------------------------------------------------------

The ratification and approval of an amendment to the Company's Certificate of Incorporation to change the Company's name to Global Preferred Holdings, Inc. was approved by 1,342,087 votes FOR, 11,609 AGAINST, and 2,900 ABSTAINING.

The ratification of the selection of KPMG LLP as the Company's independent auditors for 2001 was approved by 1,350,337 votes FOR, 5,609 AGAINST, and 650 ABSTAINING.

No other business came before the meeting which required a vote of the Company's stockholders.

ITEM 5.  OTHER INFORMATION

In the past several years, WMA Securities has been and/or continues to be subject to investigations by the Securities and Exchange Commission, the National Association of Securities Dealers, and other regulatory authorities, concerning their compliance and supervisory programs and the sales and marketing activities of certain agents. WMA Securities and certain of its agents may also be subject to litigation or arbitration from time to time during the normal course of business. WMA Securities has not advised the Company of any changes in the status of any regulatory investigations or litigation during the current period from that previously disclosed that could be viewed material to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company filed an 8-K report on July 16, 2001 regarding the press release announcing the Company's best efforts agreement with World Financial Group, Inc. on July 12, 2001.

The Company filed an 8-K report on July 16, 2001 regarding the press release announcing the Company's first right agreement with Western Reserve on July 12, 2001.

The Company filed an 8-K report on July 17, 2001 regarding the press release announcing the Company's three-for-two stock split to shareholders of record on August 24, 2001.

The Company filed an 8-K report on September 27, 2001 regarding the press release announcing the Company's name change to Global Preferred Holdings, Inc. and the Company's subsidiary to Global Preferred Re Limited.

  EXHIBIT
  NUMBER         DESCRIPTION OF EXHIBIT
  -------        ----------------------
    3.1          Certificate of Amendment of Certificate of  Incorporation  to change name to Global Preferred
                 Holdings, Inc. (Attached)

   10.1          Third  Amendment  and  Joinder  to  the  Directed  Reinsurance   Agreement  between  The  WMA
                 Corporation,  World Marketing  Alliance,  Inc. and World Financial Group, Inc. dated July 12,
                 2001 (1)

   10.2          First Right  Agreement  between The WMA Corporation and Western Reserve Life Assurance Co. of
                 Ohio dated July 12, 2001 (1)

FOOTNOTES
---------

(1) Filed on August 13, 2001 as an Exhibit to Form 10-QSB for the fiscal period ended June 30, 2001 and incorporated herein by reference pursuant to Rule 12b-32.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         GLOBAL PREFERRED HOLDINGS, INC. (REGISTRANT)



By:      /s/ Edward F. McKernan                       Date: November 14, 2001
         ----------------------------------
         Edward F. McKernan
         President, Chief Financial Officer
         and Director