Form 10-K405
period 2001-12-31
GLOBAL PREFERRED HOLDINGS INC
filed 2002-03-29
CIK 947716

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

(Mark One)
   [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

   [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-23637

                        GLOBAL PREFERRED HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      58-2179041
       (State or other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                     Identification Number)

                           11315 JOHNS CREEK PARKWAY
                             DULUTH, GEORGIA 30097
                                 (770) 248-3311
   (Address, Including Zip Code and Telephone Number, Including Area Code, of
                   Registrant's Principal Executive Offices)
                             ---------------------

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------- ----------------------------------------------
                     None                                           None

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         COMMON STOCK, PAR VALUE $.001
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 2002, the aggregate market value of the common stock, held by non-affiliates, computed on the basis of the price at which the stock was sold was $23,941,438. There is no established market for the shares of common stock.

     At March 15, 2002, there were 4,141,684 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   17
Item 3.   Legal Proceedings...........................................   17
Item 4.   Submission of Matters to a Vote of Security Holders.........   17

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   17
Item 6.   Selected Financial Data.....................................   19
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   20
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   44
Item 8.   Financial Statements and Supplementary Data.................   44
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   44

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   **
Item 11.  Executive Compensation......................................   **
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   **
Item 13.  Certain Relationships and Related Transactions..............   **

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   45

---------------

** Portions of the definitive proxy statement for the annual meeting of stockholders, which the registrant intends to file no later than 120 days after December 31, 2001, are incorporated by reference in Part III.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Global Preferred Holdings, Inc. was incorporated in Delaware in 1995 as a holding company, owning all of the outstanding capital stock of Global Preferred Re Limited, a Bermuda company registered as a long-term insurer under the Bermuda Insurance Act 1978 ("Global Preferred Re"). Global Preferred Re, formed during 1995 under the name of WMA Life Insurance Company Limited, commenced its reinsurance operations during 1996. We were formed principally to provide an opportunity for the independent agents associated with an independent marketing organization, World Marketing Alliance, Inc. ("WMA Agency"), to participate indirectly in the reinsurance of the policies they sold. An independent marketing organization ("IMO") is an organization of independent agents that contracts with one or more insurance companies to distribute and market securities and insurance products. Many of those individual agents purchased equity in Global Preferred. In June 2001, World Financial Group, Inc., an indirect subsidiary of AEGON USA, Inc., acquired certain of the assets of WMA Agency and substantially all of the agents formerly associated with WMA Agency became associated with World Financial Group. These independent agents own a majority of the outstanding common stock of Global Preferred.

     In the third quarter of 2001, we changed our name from The WMA Corporation to Global Preferred Holdings, Inc. and our subsidiary changed its name from WMA Life Insurance Company Limited to Global Preferred Re Limited. References in this report to "Global Preferred," "we," "us," "our" and "our company" refer to Global Preferred Holdings, Inc. and, unless the context otherwise requires or otherwise as expressly stated, our Bermuda subsidiary, Global Preferred Re. Our executive offices are located at 11315 Johns Creek Parkway, Duluth, Georgia 30097 and our telephone number is 770-248-3311.

     Global Preferred, through our subsidiary, Global Preferred Re, provides reinsurance for life insurance and annuity products. The strength of our reinsurance business is based on our historical relationship with the independent agents of World Financial Group, Inc., which is an independent marketing organization that markets the products we reinsure. As of December 31, 2001, World Financial Group had over 7,500 associated independent registered agents licensed to sell securities and insurance products. The foundation for our strong relationship with the agents associated with World Financial Group is the equity participation that many of them have in our company. We believe that our relationship with these agents has motivated life insurance companies to enter into favorable reinsurance arrangements with us as they seek to gain preferential access to life insurance distribution channels. We believe this distinguishes us from other companies in our industry. We intend to continue to grow our reinsurance business with World Financial Group and diversify and develop new IMO relationships by offering various financial incentives, which may include stock, warrants and other forms of equity participation in our company, designed to create an ongoing economic interest in the reinsurance business that IMOs direct to us.

     Although the reinsurance business is directed to us through our IMO relationship, the variable universal life insurance and variable annuity policies that we currently reinsure are underwritten and issued by various ceding life companies. In the insurance industry, the term "ceding" refers to the use of reinsurance to transfer from one insurance company to another some or all of the risks associated with one or more insurance policies. We often refer to the life insurance companies that reinsure life insurance and annuity policies through us as the "ceding life companies." The ceding life companies who currently issue the policies we reinsure are:

     - Western Reserve Life Assurance Co. of Ohio, a subsidiary of AEGON USA, Inc. ("Western Reserve");

     - American Skandia Life Assurance Corporation, an affiliate of Skandia Insurance Company, Ltd. ("American Skandia");

     - Pacific Life Insurance Company, an affiliate of Pacific Mutual Holding Company ("Pacific Life"); and

     - Kemper Investors Life Insurance Company, an affiliate of Zurich Insurance Company ("Zurich Kemper").

     As reported by A.M. Best, each of these companies had over $25 billion of admitted assets in the United States as of December 31, 2000. Currently, our largest reinsurance relationship is with Western Reserve, which accounted for 89% of our reinsurance premiums and reinsured policy revenues as of December 31, 2001. This high concentration of our business with Western Reserve has its origins in the strong relationships between Western Reserve and the agents associated with World Financial Group; we believe that expanding the base of life insurance companies for which we reinsure will allow us to better diversify our risks and reduce our dependency on any single reinsurance agreement.

     When we reinsure a policy for a life insurance company, we continue to reinsure that policy for as long as it remains in effect. Although the life insurance company may have the right to cancel the reinsurance on one or more policies, this right can occur only upon certain defaults or after a period of 10 years or longer, depending on the particular reinsurance agreement. By maintaining a continued financial interest in these policies, we share the ongoing revenue streams associated with the policies. Additionally, as we reinsure new policies, we expand the base of policies in which we maintain an economic interest.

     For the year ended December 31, 2001, we earned $5.5 million on revenues of $31.3 million. Our total assets and stockholders' equity at December 31, 2001 was $67.9 million and $42.0 million, respectively. As of December 31, 2001, we had reinsured over 287,000 life insurance policies with an aggregate face value of approximately $9.1 billion and approximately 48,000 annuities with aggregate contract benefits of approximately $266.3 million.

RECENT DEVELOPMENT

     On February 22, 2002, we filed a registration statement with the Securities and Exchange Commission for an initial public offering of our common stock at a proposed maximum aggregate offering price of $120,750,000.

LIFE INSURANCE OVERVIEW

     According to A.M. Best, life insurance in force in the United States at December 31, 2000 totaled $23.1 trillion. Life insurance products typically fall within a spectrum ranging from insurance protection products that pay a sum of money upon the death of the insured to asset accumulation products that offer the insured a tax-advantaged investment vehicle for long-term savings. At the insurance protection end of the spectrum is term life insurance. Term life insurance is often renewable on a yearly basis and pays a sum of money upon the death of the insured. In general, as you move along the spectrum, the investment component becomes increasingly more meaningful, with the end point being a variable annuity product, which is a pure asset accumulation product. Variable annuities provide the policyholder the opportunity to vary benefit payments depending on the investment results of the assets held in the account. According to The VARDS Report, a variable annuity data publication, variable annuity sales totaled $138 billion in 2000.

     We currently reinsure two types of insurance products: variable universal life and variable annuities. We have the capability, and it is our intent, to expand the scope of our reinsurance to include other life insurance products, such as term life, whole life, universal life and fixed annuities.

     Variable Universal Life. Variable universal life is an investment-oriented insurance product that combines an investment product with a death benefit. This product enables the policyholder to vary the timing and amount of premium payments, the level of death benefit protection, and the investment allocation of policy funds. Premiums paid by the policyholder, which comprise a separate pool of assets, are placed in the insurance company's fixed account or separate accounts. For the funds in the separate accounts, the policyholder may choose among alternative investment vehicles, usually including stock funds, corporate or government bonds, and money-market accounts. The death benefits and cash values in variable universal life policies vary to reflect the investment experience of the policy's fixed or separate accounts. The policy may have a guaranteed minimum death benefit while cash values vary with the investment performance of the fixed or separate account.

     Variable Annuities. Variable annuity contracts provide for flexible premium payments and guarantee that the contract holder will receive periodic benefit payments beginning on a specified date. Prior to the specified date, premium payments made and resulting income earned accumulate on a tax-deferred basis. Similar to variable universal life, variable annuity contract holders may allocate their account balances among a variety of investment vehicles. Accordingly, the resulting benefit payments to the annuity contract holder will vary depending on the performance of the invested assets. Variable annuity contracts may provide a guaranteed minimum death benefit prior to the commencement of annuity benefit payments.

REINSURANCE OVERVIEW

     Life insurance companies spread the risks they assume by purchasing insurance, known as reinsurance, from other insurers, known as reinsurers. A reinsurer agrees to indemnify another insurance company, commonly referred to as the ceding life company, for all or a portion of the insurance risks underwritten by the ceding life company under one or more of its own insurance policies.

     Ceding life companies receive a number of direct benefits from reinsurance, including:

     - Reduced net liability on individual risks;

     - Catastrophe protection from large events or an aggregation of multiple small claims;

     - Reduced fluctuations in profit and loss margins that are inherent to the insurance industry;

     - Assistance in maintaining acceptable leverage ratios; and

     - Additional underwriting capacity by permitting them to assume larger risks and underwrite a greater number of policies without being required to increase their capital and surplus.

     In addition to the direct benefits of reinsurance, a ceding life company that reinsures through an organization that has a relationship with the distribution channel that sells the product that is reinsured may receive a number of indirect benefits that more closely align their economic interests with those of the distribution channel. These indirect benefits may include higher quality, more profitable business, longer-term relationships, and higher sales volumes.

     In exchange for assuming a portion of the risk associated with a reinsured policy, the reinsurer receives a portion of the revenue stream associated with the policy so long as the reinsurance remains in effect.

     Reinsurance can be written on either a proportional, also known as quota share or pro rata, basis or a non-proportional, referred to as excess share or excess of loss, basis. Under quota share reinsurance, the reinsurer indemnifies the ceding life company against a predetermined percentage or share of the benefits paid by the ceding life company under policies it has issued. In reinsurance written on an excess share basis, the reinsurer indemnifies the ceding life company against that portion of benefits paid on the original policy in excess of a specified dollar amount.

     According to A.M. Best, the percentage of new life insurance business written in the United States that is reinsured has risen from 34% in 1990 to 52% in 2000. Additionally, the percentage of United States life insurance in force that was reinsured has grown from 20% in 1990 to 32% in 2000. We believe that the recent conversions of a number of large mutual insurance companies to publicly traded stock companies may provide additional reinsurance opportunities as these companies become interested in restructuring their balance sheets and stabilizing their operating margins through long-term reinsurance agreements.

TYPES OF REINSURANCE ARRANGEMENTS WE USE

     We currently write three types of reinsurance on a quota share basis: renewable term (consisting of monthly renewable term and yearly renewable term), coinsurance and modified coinsurance.

     Renewable Term. Renewable term, also referred to as risk premium reinsurance, which includes monthly renewable term and yearly renewable term, is a plan of reinsurance in which the premium rates are not directly related to the premium rates on the original plan of insurance. Under renewable term reinsurance, the ceding life company reinsures the mortality risk with us. The amount reinsured in any one period is not based on the face amount of the policy, but rather on the net amount of risk we reinsure. The net amount of risk is typically defined as the difference between the death benefit and the cash value of a policy. The ceding life company establishes the policy reserves, which are reduced for the mortality risk reinsured with us, and pays all policy benefits, commissions and expenses involved in issuing and maintaining the business and, correspondingly, we establish reserves specific to the mortality risk reinsured.

     Under renewable term reinsurance, we may also be subject to persistency risk, although it is not part of the risk transferred from the ceding life company. Persistency risk is the risk that a policyholder stops paying premiums, which would cause the policy to lapse, or chooses to surrender the policy for the cash surrender value. The effect of persistency risk on us is that possible future revenue will be reduced, potentially reducing profits such that we may not be able to fully recover our deferred acquisition expenses.

     Coinsurance. Under a coinsurance arrangement, the insured risks are ceded to us on essentially the same basis as underwritten by the ceding life company. The ceded risks include mortality, persistency, investment and expense. We share the risks pro rata with the ceding life company. We receive a proportionate share of gross premiums from the ceding life company and provide contractual expense allowances to the ceding life company in recognition of expenses associated with the reinsured policies. Expenses include commissions and costs associated with underwriting, marketing, policy issue and maintenance. We also pay the ceding life company our proportionate share of death benefits and other policy benefits. We hold the reserves on the ceded portion of the policy and are responsible for the associated obligations of the policy.

     Modified Coinsurance. Modified coinsurance is similar to coinsurance except the ceding life company retains the reserves, and the assets related to the reserves. Modified coinsurance is used primarily for products that develop cash values and allows the ceding life company to retain the associated assets for investment purposes.

     Under coinsurance and modified coinsurance agreements, our reinsurance premiums are materially higher than premiums paid on the renewable term reinsurance since we are reinsuring more risks. During the first year in which a policy is reinsured on a coinsurance basis, we are required to reimburse the ceding life company for our share of acquisition costs, including first year commissions and issuance expenses. Consequently, our net cash outlays could be as much as, or more than, the first year life insurance premiums and as much as 10% of annuity premiums. In year two and beyond, however, our cash outlays for reinsurance allowances are significantly lower than the first year of a policy.

INDUSTRY TRENDS

     We believe that over the last few decades the production and distribution of life insurance has experienced several fundamental trends.

  TRENDS IN THE PRODUCTION OF LIFE INSURANCE PRODUCTS

     - Product Proliferation. The life insurance market has evolved from one offering a handful of industry-standardized products to one with products that are highly differentiated across the industry and even within a particular company. This has been driven primarily by the market's demand for more complex, investment-oriented products, as well as technological improvements that have enabled the support and administration of such products.

     - Demutualization. A number of large mutual life insurance companies have converted into publicly traded stock companies. We believe that this conversion has caused those companies to focus more on maximizing product profitability and stockholder value.

     - Consolidation Among Life Insurance Companies. Industry pressures on profitability and the desire to achieve economies of scale have driven consolidation of life insurance companies. Although we believe that larger, stronger insurance companies have a more focused approach to distribution channels, it has also created a greater degree of competition among fewer insurers for access to those distribution channels. This increased competition has pressured insurance companies to increase agent commissions, thereby lowering their profit margins, and increasing the insurers' focus on securing stable, reliable access to distribution channels.

  TRENDS IN THE DISTRIBUTION OF LIFE INSURANCE PRODUCTS

     - Diversification of Distribution Channels. Historically, most life insurers distributed their products through their own captive agency sales force. Although this traditional distribution channel is still utilized, insurers are now increasingly selling their products through IMOs (including independent agents, brokerage firms, banks and other alternative distribution channels), enabling the insurers to focus their resources on their principal expertise: product development, underwriting and policy administration. As a result, insurers increasingly rely on IMOs for agent recruitment, training and sales support.

     - Increasingly Complex Regulatory Environment. Regulation of insurance sales has become more extensive as products have become more complicated and the distribution systems have become more diverse. As a result, the cost of compliance with such regulations has risen dramatically and has made it more difficult for IMOs to manage a diverse portfolio of products.

     - Consolidation Among Distribution Channels and the Emergence of National Distribution Franchises. In order to achieve economies of scale and increased bargaining power, a number of IMOs have grown and acquired other, smaller IMOs.

     We believe that these trends have led to a misalignment of interests between the distributors of life insurance products and the life insurance companies that create those products. The separation of life insurance companies from distribution channels, followed by the growing strength of those distribution channels, creates an environment where the distributors control access to the life insurance consumers. The independent distributors' ability to select the products to sell to the public has given them significantly greater influence over product development. Often, product selection decisions are driven by a desire for immediate commissions rather than on the value provided by long-term relationships focused on writing persistent, high quality business. Additionally, this short-term focus has inhibited the product development process, as life insurance companies are reluctant to invest in the development of products for distribution relationships that may not be long lasting. We believe that these trends have created an environment in which life insurance companies seek more stable and reliable distribution networks in which distributors have long-term incentives to write persistent, high quality business and the insurance companies have less pressure to pay higher commissions to the distributors solely to gain and maintain access to the consumers.

THE GLOBAL PREFERRED VALUE PROPOSITION

     We strive to align the interests between life insurance distributors and life insurance companies by developing long-term, collaborative reinsurance relationships. The foundation for these relationships is providing the distribution channels a meaningful financial incentive, tied to the profitability of the reinsurance business directed to us. Among these possible financial incentives is equity participation in the reinsured business, with such levels of equity participation driven by the volume and quality of reinsurance business directed to us. Through these collaborative relationships, both the distributors and the insurers benefit.

  BENEFITS TO DISTRIBUTORS

     - Participates in Benefits from Reinsurance. Through the financial incentives we provide, distributors receive financial benefits in addition to traditional commissions.

     - Increases in Net Operating Margins. Similarly, to the extent that the receipt of financial incentives results in a recognizable item for income statement purposes, distributors will be able to substantially increase their net operating margins without incurring additional costs.

     - Enhances Ability to Assess Quality of Business. As the overall economic package to the distributor is increasingly influenced by the long-term performance of the business they sell, distributors will be driven to gain more information regarding the drivers of profitability and they will seek to enhance the quality of business they produce.

     - Increases Involvement in Product Development. As distributors become increasingly focused on long-term product success, they will want to become more involved in product development decisions to improve sales volume and profitability within the products they sell.

  BENEFITS TO INSURER

     - Stabilizes Product Distribution. Reinsurance-driven partnerships with distribution channels interested in performance-based incentives should result in more stable relationships with the channels, as the financial benefits are realized over a number of years as opposed to immediate commission payouts, which create no need for a long-term tie between the distribution channels and the insurers.

     - Motivates Distributor to Focus on Quality of Business. As distributors' economic interests become more aligned with those of the insurers whose policies they sell, they will become more focused on the quality of that business.

     - Helps Alleviate Downward Margin Pressure. By complementing commission dollars with the other financial incentives we provide, distributors should be less inclined to seek continual commission increases from insurers, resulting in measurable improvements in the insurers' margins. As insurers recognize the long-term benefits we are creating for them with the distribution channels and improved margins, those insurers will be more likely to choose us for reinsurance to help assure continued long-term distribution relationships.

     - Focuses Distribution System on Specific Products. Since the financial incentives paid by us will be linked to the sale of specific products, distributors will place an emphasis on selling those products in order to receive the additional financial benefits.

     By providing these benefits to both the distribution channel and the insurer, we are able to develop long-term relationships with both parties, thereby contributing to our continued overall success.

GROWTH STRATEGY

     Our objectives are to build strong financial performance, loyal IMOs and stockholder value. We aim to achieve these objectives through the following growth strategies:

     - Expanding Reinsurance Coverage of Currently Reinsured Policies. Some of our existing reinsurance agreements provide us the right to expand the scope of our reinsurance of policies we are already reinsuring through the exercise of contractual rights. Expansion of this coverage requires additional capital and we intend to use a substantial portion of the proceeds from our proposed public offering of common stock to increase our level of economic participation in the policies we are currently reinsuring by exercising these contractual rights. Specifically, our agreement with Western Reserve provides us with the right to convert our reinsurance of certain variable universal life policies from a monthly renewable term basis to a coinsurance and modified coinsurance basis. Further, we are contractually able to increase the quota share on certain Western Reserve variable annuity products on a coinsurance and modified coinsurance basis from 10% to at least 40% for policies written since January 1, 1999. By expanding this coverage, we will be able to further diversify our exposure and participate more fully in the ongoing revenue streams generated by the life insurance and annuity products reinsured under these agreements.

     - Expanding Reinsurance Coverage of New Policies Under Existing
       Agreements. These same reinsurance agreements also permit us to reinsure certain new policies as they are written and increase our participation in those new policies reinsured by reinsuring them on a coinsurance and modified coinsurance basis and at higher quota share percentages. Additionally, in June 2001, we entered into the First Right Agreement with Western Reserve that provides us a first right to reinsure new products offered by Western Reserve, or its U.S. affiliates, that are sold by agents associated with World Financial Group. This agreement covers new variable universal life policies issued through March 31, 2006 and new variable annuity policies issued through December 31, 2002. The reinsurance of new policies and products will continue to increase our base of policies reinsured and generate additional revenues under our existing reinsurance agreements.

     - Broadening Existing Relationships. We will also seek to grow our business by (1) broadening the pool of products that we reinsure for the ceding life companies with which we have existing reinsurance arrangements and (2) establishing new reinsurance arrangements with other life insurance companies that sell products through World Financial Group. We believe that our new agreements with World Financial Group and Western Reserve provide the foundation for future cooperation in the development, distribution and underwriting of new life insurance and annuity products. We also believe that the reinsurance agreement that we recently entered into with Pacific Life is an example of the new relationships that we are striving to establish with additional life insurance companies that desire to establish distribution relationships with the agents associated with World Financial Group.

     - Forming Relationships with Other IMOs. Through the use of financial incentives, which may include stock, warrants and other forms of equity in our company, we intend to form new relationships with other IMOs distributing both variable and fixed life insurance and annuity products. These new relationships may be with other independent insurance agencies, broker/dealers, regional investment firms, banks or other financial institutions.

DISTRIBUTION RELATIONSHIPS AND SALES STRATEGIES

     Our strategy is to generate reinsurance business through strong, incentive-based relationships with IMOs that have the desire and ability to establish long-term reinsurance relationships with the life insurance companies whose products they sell. We believe that IMOs that develop long-term relationships have a greater incentive to place profitable and persistent business with those life insurers that reinsure through their reinsurance partner. This three-party relationship creates positive economic opportunities for each party, as the IMO may benefit above and beyond commissions, and we and the life insurance company benefit through increased sales and incremental profitability of the business.

     All of the policies we currently reinsure have been generated through the marketing efforts of the independent agents who have been associated with World Financial Group and its predecessor, WMA Agency. Our relationship with World Financial Group was formed in June 2001, when certain assets of WMA Agency were sold to World Financial Group. As a result of the asset acquisition, substantially all of the agents of WMA Agency became associated with World Financial Group. Our relationship with WMA Agency dates back to our founding in 1995, when we were principally formed to provide an opportunity for its agents to participate indirectly in the reinsurance of the policies they sold. Many of those individual agents purchased an equity ownership in our company through a private sale of common stock in 1995 and a subsequent sale of preferred stock in 2000. We believe that this equity participation provides an effective incentive for those individuals to establish strong relationships with the ceding life companies that reinsure through us.

     We expect to generate additional reinsurance business through the continuing efforts of World Financial Group, as contemplated by the following agreements:

     - An agreement between World Financial Group and us, which requires that World Financial Group will, for a period extending through June 8, 2008, use its commercially reasonable efforts to assist us in attaining the opportunity to reinsure all insurance products sold by its agents for insurance companies with which World Financial Group has selling agreements, other than Western Reserve and Western Reserve's affiliates. Additionally, the agreement provides that World Financial Group will use commercially reasonable efforts to cooperate with us in our negotiations to establish reinsurance relationships with life insurance companies and provide benefits to the companies that reinsure their business through us not otherwise available to them, such as access to events and conferences sponsored by World Financial Group for its independent agents and the opportunity to participate in World Financial group sponsored communications, which may included mailings, conference calls or televised broadcasts; and

     - An agreement ("First Right Agreement") with Western Reserve that provides us a first right to reinsure certain business sold by agents associated with World Financial Group and underwritten by Western Reserve or its U.S. affiliates, as further described below in "Reinsurance Relationships."

     Additionally, we intend to form new relationships with other IMOs and ceding life companies by:

     - Marketing directly to IMOs with which we do not currently have relationships;

     - Leveraging our existing IMO relationship to establish reinsurance relationships with additional ceding life companies;

     - Employing our existing IMO relationship to establish relationships with other IMOs; and

     - Utilizing relationships with ceding life companies to establish relationships with additional IMOs.

REINSURANCE RELATIONSHIPS

  CURRENT REINSURANCE BUSINESS

     We currently provide reinsurance for variable universal life and variable annuity policies issued by four large life insurance companies. Our reinsurance agreements with these ceding life companies provide for our assumption of a portion of defined risks associated with specified products sold by agents associated with World Financial Group. Reinsurance under these agreements is automatic, meaning we are required to accept the business ceded to us so long as the ceding life companies satisfy the terms of the reinsurance agreements. The following table indicates, by ceding life company, the types of policies we are currently reinsuring and the type of reinsurance applicable to each.

                                                           TYPE OF REINSURANCE
                                           ---------------------------------------------------
CEDING LIFE INSURANCE COMPANY              RENEWABLE TERM   COINSURANCE   MODIFIED COINSURANCE
-----------------------------              --------------   -----------   --------------------
Western Reserve
  Variable universal life................         x              x                  x
  Variable annuity.......................                        x                  x
American Skandia
  Variable annuity.......................                                           x
Pacific Life
  Variable universal life................         x
Zurich Kemper
  Variable universal life................         x

     We have four separate reinsurance agreements with Western Reserve that cover policies on Western Reserve variable universal life and variable annuity products issued on or after January 1, 1992 that are sold by the agents of World Financial Group. These agreements were entered into on July 1, 1996,

January 1, 1998, April 1, 1998, and October 1, 1999, respectively. Our reinsurance agreement with American Skandia began on January 1, 1997 and covers policies on an American Skandia variable annuity product sold by these agents after that date. Our Zurich Kemper agreement was effective September 1, 1996 and covers all policies on a Zurich Kemper variable universal life product issued between September 1, 1996 and March 31, 2001 sold by the agents associated with World Financial Group.

     Our agreement with Pacific Life was signed on June 25, 2001 and covers policies on a variable universal life product issued on or after January 1, 2001, which are sold by the agents associated with World Financial Group. We believe our relationship with Pacific Life is a significant event in the growth of our business because this reinsurance agreement was entered into after World Financial Group purchased certain of the assets of WMA Agency.

     We believe that the terms of our reinsurance arrangements are favorable for our industry and that we were able to obtain these terms in part because of our strong relationship with the agents associated with World Financial Group. Our right to reinsure new business under our reinsurance agreements generally extends for an initial term of 3 to 5 years, with automatic renewals and one-year notices of termination following the initial term. Termination of our right to reinsure new business does not, however, affect our right to continue to reinsure the policies reinsured at the time of termination. Under our agreements, we have the right to continue to reinsure a policy for as long as it remains in effect or until the ceding life company otherwise recaptures it. A ceding life company may have the right to recapture a reinsured policy only upon certain defaults or after a period of 10 years or longer, depending on the terms of the relevant reinsurance agreement.

  INCREASED BUSINESS UNDER EXISTING CONTRACTS

     Expand Reinsurance Business by Exercising Contractual Rights. If we successfully complete our proposed public offering of our common stock, we intend to increase our level of economic participation in our reinsurance of policies we currently reinsure by exercising the following contractual expansion rights that we have under our existing reinsurance agreements:

     - We currently reinsure certain Western Reserve variable universal life products on a monthly renewable term basis. We have a contractual right to convert our reinsurance of these policies to a coinsurance and modified coinsurance basis.

     - We currently reinsure certain Western Reserve variable annuity products on a coinsurance and modified coinsurance basis at a quota share of 10%. We have a contractual right to increase the quota share to between 40% and 50% for policies written since January 1, 1999.

     Reinsurance of New Business with Western Reserve. Following World Financial Group's purchase of a substantial portion of the assets of WMA Agency in June 2001, we entered into a First Right Agreement with Western Reserve that provides us a first right to reinsure certain new products issued by Western Reserve or its U.S. affiliates that are sold by agents associated with World Financial Group, as follows:

     - We have the right, subject to minimum sales volume thresholds, to reinsure up to 20% of all single life variable universal life products introduced for sale after July 1, 2001, on a coinsurance and modified coinsurance basis for all policies issued through March 31, 2003 and on a monthly renewable term basis for all policies issued through March 31, 2006.

     - We have the right to reinsure between 40% and 50% of all variable annuity products introduced after December 31, 2000 and issued through December 31, 2002, depending upon the volume of direct written variable annuity premiums issued by Western Reserve or its U.S. affiliates in the previous calendar year.

     These rights automatically extend for one-year renewal periods unless either party gives notice of termination 180 days prior to the expiration of the applicable initial or renewal term. Our decisions to reinsure these products will be made from time to time during the term of the First Right Agreement and such decisions will be based on a number of relevant factors, including the attractiveness of the reinsurance rates prescribed by the agreement, the volume of business and our available capital capacity.

INVESTMENTS

     Our investments are selected with the objective of achieving favorable investment returns consistent with appropriate credit, diversification, tax and regulatory consideration, while providing sufficient liquidity to enable us to meet our obligations as a reinsurance company on a timely basis. We have developed specific investment guidelines that stress diversification of risk, conservation of principal and liquidity. Our investments, however, will be subject to market risks and fluctuations, as well as to the risks inherent in particular securities. Our board of directors has established an Investment Committee to periodically review the guidelines and investment portfolio and to make recommendations to the board of directors regarding any changes. The board of directors reviews the guidelines annually.

     We utilize an independent investment manager to invest our assets in accordance with our investment guidelines. Conning Asset Management Inc., a subsidiary of Swiss Reinsurance Company, has been our investment manager since June 1998. Conning has discretionary authority to manage our non-cash investment portfolio. We consistently and systematically monitor the strategies and funds in which we are invested, and we believe our overall risk is limited as a result of our selected strategy. The Investment Committee of the board of directors periodically reviews the performance of, and the fees paid to, Conning. We are not aware of any affiliation by us with Conning or by Conning with the ceding life companies. The fees paid to Conning for services rendered during 2001 totaled $62,500.

     As of December 31, 2001, we had invested assets totaling $20.3 million with a net unrealized gain of $246,531. The table below shows the aggregate amounts of fixed maturity securities and cash and cash equivalents comprising our portfolio of invested assets:

                                                            AT DECEMBER 31,
                                                 --------------------------------------
                                                    1999         2000          2001
                                                 ----------   -----------   -----------
Fixed maturity securities......................  $2,054,231   $ 5,912,379   $12,214,279
Cash and cash equivalents......................   3,475,950     4,259,153     8,062,110
                                                 ----------   -----------   -----------
Total invested assets..........................  $5,530,181   $10,171,532   $20,276,389
                                                 ==========   ===========   ===========

     As of December 31, 2001, the fixed maturity portion of our invested asset portfolio had a dollar weighted average Moody's rating of Aa2, an average duration of 2.7 years and an average yield to maturity of 6.5% before investment expenses.

     Market Sensitive Instruments. Our investment portfolio includes investments that are subject to changes in market values with changes in interest rates. The aggregate hypothetical loss generated from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of approximately 1.8%, or approximately $357,000, on a portfolio valued at approximately $20.3 million at December 31, 2001. The impact on our investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 1.6%, or approximately $332,000. The foregoing reflects the use of an immediate time horizon. Credit spreads are assumed to remain constant in these hypothetical examples.

     The following table summarizes the fair value of our investments at the dates indicated.

                                                            AT DECEMBER 31,
                                                 --------------------------------------
                                                    1999         2000          2001
                                                 ----------   -----------   -----------
U.S. government agency.........................          --            --   $   216,308
Corporate......................................  $  785,524   $ 4,004,700     7,434,498
Asset-backed securities........................     933,686       880,457     1,661,456
Mortgage-backed securities.....................     335,021     1,027,222     2,902,017
                                                 ----------   -----------   -----------
Total fixed maturity securities................  $2,054,231   $ 5,912,379   $12,214,279
Cash and cash equivalents......................   3,475,950     4,259,153     8,062,110
                                                 ----------   -----------   -----------
          Total................................  $5,530,181   $10,171,532   $20,276,389
                                                 ==========   ===========   ===========

     The following table summarizes the fair value by contractual maturities of our fixed maturity securities portfolio at the dates indicated.

                                                             AT DECEMBER 31,
                                                  -------------------------------------
                                                     1999         2000         2001
                                                  ----------   ----------   -----------
Due in less than one year.......................          --           --   $   615,406
Due after one through five years................  $  211,930   $3,613,946     6,825,383
Due after five through ten years................     573,594      390,754       210,017
Asset-backed securities.........................     933,686      880,457     1,661,456
Mortgage-backed securities......................     335,021    1,027,222     2,902,017
                                                  ----------   ----------   -----------
          Total.................................  $2,054,231   $5,912,379   $12,214,279
                                                  ==========   ==========   ===========

     Quality of Fixed Maturity Securities in Portfolio. The following table summarizes the composition of the fair value of our fixed maturity securities portfolio at the dates indicated by rating as assigned by S&P or Moody's, using the higher of these ratings for any security where there is a split rating.

                                                               AT DECEMBER 31,
                                                              ------------------
RATING                                                        1999   2000   2001
------                                                        ----   ----   ----
AAA/Aaa.....................................................   61%    33%    43%
AA/Aa2......................................................   10     13     17
A/A2........................................................   20     51     39
BBB/Baa2....................................................    9      3      1
BB/Ba2......................................................   --     --     --
B/B2........................................................   --     --     --
CCC/Caa or lower, or not rated..............................   --     --     --
                                                              ---    ---    ---
          Total.............................................  100%   100%   100%
                                                              ===    ===    ===

UNDERWRITING AND POLICY ADMINISTRATION

     As an automatic reinsurer, we rely upon the underwriting of the ceding life companies on policies we reinsure. We review and monitor the underwriting standards and procedures of the ceding life companies, including rules for policy continuations, changes, re-entries, reinstatements and conversions.

     The ceding life companies administer policies we reinsure and provide us with all information necessary for processing the reinsurance. We have conducted only a limited review of the administrative practices of our ceding life companies. Therefore, we may not have sufficient information to properly evaluate the administration of the business we reinsure or the accuracy of the information provided by the ceding life companies.

     Our reinsurance agreements give us the right to periodically audit the books and records of the ceding life companies to ensure that all business is being properly ceded and administered. Management also communicates frequently with the ceding life companies regarding the administration of the business, business policies and practices, underwriting procedures, quality of business considerations and reinsured policy experience.

RETROCESSION

     Our profitability depends, in part, on the volume and amount of death claims incurred. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to fluctuation from period to period. Actual mortality experience in a particular period may be greater than expected mortality experience and, consequently, may adversely affect our operating results for such period.

     As a partial hedge against the unpredictability of claims experience, we have entered into a pool retrocession agreement. Under the pool retrocession agreement, multiple reinsurers participate in the risks ceded by us. Standard mortality risks in excess of our retention limit of $100,000 per life are retroceded to pool participants, which include: ERC Life Reinsurance Corporation, Swiss Re Life & Health America, Inc., The Lincoln National Life Insurance Company, and Transamerica Occidental Life Insurance Company.

REGULATION OF GLOBAL PREFERRED RE

  BERMUDA

     Global Preferred Re is registered as a long-term insurer in Bermuda under The Insurance Act 1978 and related regulations of Bermuda (the "Insurance Act"). The Insurance Act 1978 and related regulations of Bermuda (the "Insurance Act"), which regulates the insurance business of Global Preferred Re, provides that no person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the "Authority"). Under the Insurance Act, insurance business includes reinsurance business. The Authority, in deciding whether to grant registration, has broad discretion to act as the Authority thinks fit in the public interest. The Authority is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Authority may impose from time to time.

     An Insurance Advisory Committee appointed by the Minister of Finance advises the Authority on matters related to the discharge of the Authority's functions and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

     The Insurance Act also imposes solvency and liquidity standards and auditing and reporting requirements and grants to the Authority powers to supervise, investigate and intervene in the affairs of Bermuda insurance companies.

     Cancellation of Insurer's Registration. An insurer's registration may be canceled by the Authority on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the Authority after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

     Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Global Preferred Re, are required to be filed annually with the Authority. The independent auditor of the insurer must be approved by the Authority and may be the same person or firm that audits the insurer's financial statements and reports for presentation to its shareholders. Global Preferred Re's independent auditor is KPMG, Bermuda.

     Statutory Financial Statements. An insurer must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements, which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto. The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with accounting principles generally accepted in the United States of America and are distinct from the financial statements prepared for presentation to the insurer's stockholders under the Companies Act 1981 of Bermuda, which financial statements may be prepared in accordance with accounting principles generally accepted in the United States of America. Global Preferred Re, as a long-term insurer, is required to submit to the Authority the annual statutory financial statements as part of its annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the Authority.

     Minimum Solvency Margin; Restrictions on Dividends. Under the Insurance Act, Global Preferred Re:

     - Must maintain the required minimum solvency margin (the value of its long-term business assets exceed the amount of its long-term business liabilities by at least $250,000) and is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or if the declaration or payment of such dividends would cause it to fail to meet such margin (if it fails to meet its minimum solvency margin on the last day of any financial year, Global Preferred Re will be prohibited, without the approval of the Authority, from declaring or paying any dividends during the next financial year);

     - Is prohibited, without the approval of the Authority, from reducing its total statutory capital as set out in its previous year's financial statements by 15% or more, during a single calendar year;

     - Is required to establish and maintain a long-term business fund; and

     - Is prohibited from declaring or paying a dividend to any person other than a policyholder unless the value of the assets of its long-term business fund as certified by Global Preferred Re's approved actuary, exceeds the extent (as so certified) of the liabilities of Global Preferred Re's long-term business. The amount of any such dividend shall not exceed the aggregate of the excess referenced in the preceding sentence and other funds properly available for the payment of dividends, being funds arising out of its business, other than its long-term business.

     Long-term Business Fund. An insurer carrying on long-term business is required to keep its accounts in respect of its long-term business separate from any accounts kept in respect of any other business and all receipts of its long-term business form part of its long-term business fund. No payment may be made directly or indirectly from an insurer's long-term business fund for any purpose other than a purpose related to the insurer's long-term business, unless such payment can be made out of any surplus certified by the insurer's approved actuary to be available for distribution otherwise than to policyholders. Upon the winding-up of a long-term business insurer, the assets in the insurer's long-term business fund shall be available only for meeting the liabilities of the insurer attributable to its long-term business and all its other assets shall be available only for meeting the liabilities of the insurer attributable to its other business -- these restrictions shall not apply if the value of the assets exceeds the amount of liabilities to the extent of the assets in excess.

     Restrictions on Transfer of Business and Winding-Up. Global Preferred Re, as a long-term insurer, is subject to the following provisions of the Insurance
Act:

     - All or any part of the long-term business, other than long-term business that is reinsurance business, may be transferred only with and in accordance with the sanction of the applicable Bermuda court; and

     - An insurer or reinsurer carrying on long-term business may only be wound-up or liquidated by order of the applicable Bermuda court, and this may increase the length of time and costs incurred in the winding-up of Global Preferred Re when compared with a voluntary winding-up or liquidation.

     Supervision, Investigation and Intervention. The Authority may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Authority believes that an investigation is required in the interest of the insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the Authority, the Authority may direct an insurer to produce documents or information relating to matters connected with the insurer's business.

     If it appears to the Authority that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Authority may, among other things, direct the insurer to:

     - Not take on any new insurance business;

     - Not vary any insurance contract if the effect would be to increase the insurer's liabilities;

     - Not make certain investments;

     - Realize certain investments;

     - Maintain, or transfer to the custody of a specified bank, certain assets;

     - Not declare or pay any dividends or other distributions or restrict the making of such payments; and

     - Limit its premium income.

     Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, Global Preferred Re's principal representative is CFM Insurance Managers, Ltd. and its principal office is located at 44 Church Street, 3rd Floor, Hamilton HM 12, Bermuda. Without a reason acceptable to the Authority, Global Preferred Re may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the Authority is given of the intention to do so. It is the duty of CFM Insurance Managers, Ltd., as Global Preferred Re's principal representative, within 30 days of reaching the view that there is a likelihood of it becoming insolvent or that a reportable event has, to the principal representative's knowledge, occurred or is believed to have occurred, to make a report in writing to the Authority setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable event include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Authority relating to a solvency margin or liquidity or other ratio.

     Certain Bermuda Law Considerations. Global Preferred Re has been designated as non-resident for exchange control purposes by the Authority and is required to obtain the permission of the Authority for the issue and free transferability of all of its shares. Global Preferred Re's common shares cannot be transferred without the consent of the Bermuda Monetary Authority. Because Global Preferred Re is designated as non-resident for Bermuda exchange control purposes, Global Preferred Re is allowed to engage in transactions, and to pay dividends to Bermuda non-residents who are holders of Global Preferred Re's common shares, in currencies other than the Bermuda Dollar. Global Preferred Re is exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but as an exempted company it may not participate in certain business transactions, including:

     - Acquiring or holding land in Bermuda, except as required for business purposes and held by way of lease or tenancy for terms of not more than 50 years or with the consent of the Minster of Finance, and by way of lease or tenancy agreement for a term not exceeding 21 years in order to provide accommodation or recreational facilities for its officers and employees, without the express authorization of the Bermuda legislature;

     - Taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Minister of Finance;

     - Acquiring any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities; or

     - The carrying on of business of any kind in Bermuda, except in furtherance of business carried on outside Bermuda or under license granted by the Minister of Finance or the Authority. While Global Preferred Re is permitted to reinsure risks undertaken by any company incorporated in Bermuda and permitted to engage in the insurance and reinsurance business, generally it is not permitted without a special license granted by the Authority to insure Bermuda domestic risks or risks of lives of persons of, in or based in Bermuda.

     Global Preferred Re must comply with the provisions of the Bermuda Companies Act 1981 regulating the declaration and payment of dividends and making distributions from contributed surplus and reductions of capital. Global Preferred Re may declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: the company is, or would after the payment be, unable to pay its liabilities as they become due; or the realizable value of the company's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

     Further under the Companies Act 1981:

     - Global Preferred Re may redeem or re-purchase its shares only as permitted by and in accordance with Companies Act 1981. Restrictions include the requirement to have the necessary power and maintenance of the minimum share capital required under the Companies Act 1981 and as stated in its memorandum of association (in the case of Global Preferred Re, the minimum share capital as currently stated in its memorandum of association is $250,000). Further redemption or re-purchase by Global Preferred Re of its shares may be effected if, there are reasonable grounds for believing that Global Preferred Re is, or after the redemption or re-purchase would be, unable to pay its liabilities as they become due. Any redemption or re-purchase may only be effected out of the paid-up capital thereon or out of the funds of Global Preferred Re which would otherwise be available for dividend or distributions or out of the proceeds of an issue of shares made for the purposes of the redemption or re-purchase of shares. Any premium (amounts over par value) payable on the redemption or re-purchase, must be provided out of the funds of Global Preferred Re which would otherwise be available for dividend or distribution or out of Global Preferred Re's share premium account, prior to such redemption or re-purchase.

     - Global Preferred Re may not reduce the amount of its share capital below the required minimum share capital unless there are reasonable grounds for believing that Global Preferred Re is, or after the reduction would be, unable to pay its liabilities as they become due.

  UNITED STATES

     In general, reinsurers domiciled outside the United States (referred to as "alien reinsurers") are not subject to substantial direct regulation in the United States. The insurance laws of each state of the United States generally do not regulate the sale of reinsurance within their jurisdictions by non-U.S. insurers. However, alien reinsurers, such as Global Preferred Re, that provide reinsurance to insurance companies domiciled or licensed in United States jurisdictions are indirectly regulated by state "credit for reinsurance" laws. These laws operate to deny statutory financial statement credit to ceding insurers unless the unauthorized alien reinsurer posts acceptable security for ceded liabilities and agrees to certain contract provisions.

     The state insurance laws in the United States restricting the investments of insurance companies are not applicable to Global Preferred Re. Unlike insurance regulations in the United States, Bermuda law does not limit or regulate investments of Global Preferred Re as a long-term insurer provided that such investments are made for its potential benefit and the minimum solvency ratios prescribed under the Insurance Act are not breached.

COMPETITION

     Reinsurance and insurance companies compete based on many factors, including premium charges, ability to structure innovative terms and conditions in product offerings, the general reputation and perceived financial strength of the reinsurer or insurer, relationships with reinsurance and insurance intermediaries, ratings assigned by independent rating agencies, speed of claims payment and administrative activities and experience in the particular risk to be underwritten.

     While we compete with numerous national and international reinsurance companies, primary insurance companies, underwriting syndicates and other financial services providers, many of which are well established, have significant operating histories and substantially greater underwriting, marketing and administrative resources than we do, we believe that our focus on building relationships with IMOs can be a distinguishing feature. Our growth strategy includes the expansion of our relationships with IMOs through the use of financial incentives, which may include stock, warrants and other forms of equity in our company. We believe that these incentives will motivate IMOs to influence ceding life companies to enter into favorable reinsurance arrangements with us, thereby distinguishing us from other companies in our industry. Our ability to compete with other potential reinsurers in this market will depend upon our ability to successfully develop and maintain strong relationships with IMOs. Aside from our experience in establishing our current IMO relationship, we have not yet attempted to develop new IMO relationships and cannot assure you that we will be able to compete successfully, and the inability to do so could have a material adverse effect upon our ability to implement our strategies.

     Direct insurance companies who are licensed to underwrite insurance are also licensed to underwrite reinsurance, making commercial access into the reinsurance business relatively uncomplicated. In addition, over the last several years, capital markets participants, including exchanges and financial intermediaries, have developed financial products intended to compete with traditional reinsurance. We are unable to predict the extent to which new, proposed or potential initiatives may affect the demand for our products. Barriers to entry to the reinsurance industry for non-insurers are chiefly the time, capital, and talent necessary to attract, underwrite and manage the business.

EMPLOYEES

     As of December 31, 2001, we had nine full-time employees. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be good.

     We believe our future success will depend in large part on our ability to recruit and retain qualified employees experienced in insurance and underwriting. The competition for such personnel is intense, and there can be no assurance that we will be successful in retaining or recruiting key personnel.

ITEM 2.  PROPERTIES

     We are currently tenants-at-will in approximately 2,100 square feet of office space in Duluth, Georgia. Western Reserve is the landlord on the space that we occupy. As tenants-at-will our landlord is required by law to provide us 60-days notice to vacate. Our monthly rent is $3,482, plus our proportionate share of the taxes. We are currently in the process of obtaining a new lease for office space. We do not own or lease any other properties.

ITEM 3.  LEGAL PROCEEDINGS

     We are currently not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2001, no matters were submitted to our security holders for a vote.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     No public trading market existed for our common stock during 2001.

     At March 15, 2002, we had 4,141,684 shares of common stock outstanding and approximately 800 stockholders.

     We have not declared or paid any cash dividends on our common stock during 2000 or 2001 and our board of directors does not anticipate declaring or paying any cash dividends in the foreseeable future. We anticipate that all of our earnings and other cash resources, if any, will be retained for the purpose of financing Global Preferred Re's reinsurance business and will be available for other strategic opportunities that may develop. Future dividend policy will be subject to the discretion of our board of directors, and will be contingent upon our results of operations, financial position and capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal and regulatory restrictions on the payment of dividends and other factors that our board of directors deems relevant.

     As a holding company with no direct operations, the payment of dividends by us in the future will be largely dependent on our receipt of dividends from Global Preferred Re. The payment of dividends by Global Preferred Re is restricted under Bermuda law and regulations. Under the Insurance Act, Global Preferred Re must maintain long-term assets with a value of at least $250,000 more than its long-term liabilities. Global Preferred Re is prohibited from declaring or paying dividends unless the value of its long-term assets exceeds the amount of its long-term liabilities, as certified by its approved actuary, by the amount of the dividend and at least $250,000. Global Preferred Re is also prohibited, without approval of the Bermuda Monetary Authority, from reducing its total statutory capital by 15% or more in a single calendar year. In addition, under the Bermuda Companies Act 1981, Global Preferred Re may only declare or pay a dividend if, among other things, there are reasonable grounds for believing that Global Preferred Re is, or would after the payment, be able to pay its liabilities as they become due.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data and other operating information. The selected financial data have been derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                              YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------------
                              1997         1998         1999         2000         2001
                           ----------   ----------   ----------   ----------   ----------
                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS
  OF INCOME DATA:
  Premiums...............  $    5,217   $    7,281   $    9,692   $   16,618   $   19,240
  Reinsured policy
     revenues............         195        4,098       13,506       12,894       11,238
  Net investment
     income..............       1,088          951          350          528          811
  Net realized gain
     (loss)
     on investments......          --          267          (66)           3           45
  Loss on recapture of
     business............          --           --         (823)          --           --
  Other income...........         300           --           --           --           --
                           ----------   ----------   ----------   ----------   ----------
     Total revenue.......       6,800       12,597       22,659       30,043       31,334
                           ----------   ----------   ----------   ----------   ----------
  Total benefits and
     expenses............       4,465        9,201       16,114       23,089       23,480
                           ----------   ----------   ----------   ----------   ----------
     Income before income
       taxes.............       2,335        3,396        6,545        6,954        7,854
     Income tax
       expense...........        (816)      (1,157)      (2,225)      (1,821)      (2,392)
                           ----------   ----------   ----------   ----------   ----------
     Net income..........       1,519        2,239        4,320        5,133        5,462
     Preferred
       dividends.........          --           --           --          155          267
                           ----------   ----------   ----------   ----------   ----------
  Net income available to
     common
     stockholders........  $    1,519   $    2,239   $    4,320   $    4,978   $    5,195
                           ==========   ==========   ==========   ==========   ==========
  Basic earnings per
     share...............  $     0.42   $     0.60   $     1.15   $     1.33   $     1.39
  Diluted earnings per
     share...............  $     0.42   $     0.60   $     1.15   $     1.30   $     1.32
  Weighted-average common
     shares..............   3,592,154    3,743,649    3,742,610    3,742,610    3,742,610
  Total weighted-average
     common and common
     equivalent shares...   3,592,154    3,743,649    3,742,610    3,943,897    4,141,684

                                                   YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------
                                        1997      1998      1999      2000      2001
                                       -------   -------   -------   -------   -------
                                                   (DOLLARS IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents..........  $ 1,470   $ 6,618   $ 3,476   $ 4,259   $ 8,062
  Fixed maturity securities..........   18,413     9,870     2,054     5,912    12,214
  Deferred acquisition costs.........    4,503    27,538    39,750    42,752    42,800
  Total assets.......................   25,066    44,881    49,008    56,617    67,853
  Long-term debt.....................       --        --     9,179     5,000     5,000
  Total liabilities..................    2,990    20,508    20,600    20,028    25,884
  Stockholders' equity...............   22,076    24,373    28,408    36,589    41,969

                                              YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------------
                              1997         1998         1999         2000         2001
                           ----------   ----------   ----------   ----------   ----------
                                               (DOLLARS IN THOUSANDS)
SUMMARY OF POLICIES
  REINSURED:
  Number of life
     insurance policies
     and riders
     reinsured...........     154,682      208,321      260,356      296,674      287,303
  Number of annuity
     policies
     reinsured...........       1,897       10,028       24,483       43,819       48,007
  Face value of life
     insurance
     reinsured...........  $4,315,000   $6,117,000   $8,030,219   $9,378,075   $9,082,204
  Annuity contract
     benefits
     reinsured...........  $   30,894   $  157,695   $  324,827   $  310,063   $  266,305

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The following analysis of our consolidated financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the consolidated financial statements and accompanying notes included elsewhere in this report. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions developed by our management. Any adjustments to reported bases of assets or liabilities resulting from changes in estimates are reflected in earnings in the period the estimates are revised. This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.

     Certain statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor provisions of that Act. Additionally, any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements may include, but are not limited to statements relating to reinsurance revenues, gross profits, cash flows and net income in future periods. Such statements often include the words "believes," "expects," "assumes," "predicts," "continue," "potential," "should," "could," "can," "may," "will," "proposes," "anticipates," "intends," "plans," "estimates," "projects," variations or negations of such expressions or similar expressions. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to: a decrease in the level of demand for our reinsurance business, or increased competition in the industry; extent to which we are able to develop new reinsurance programs;

adverse reinsurance experience; estimates of reserves; assumptions used in accounting for deferred acquisition costs; negotiation of reinsurance agreements; our cash requirements; availability of capital on acceptable terms; the passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate; and changes in economic conditions, including interest rate conditions, which could affect our investment portfolio.

     These forward-looking statements are subject to change and uncertainty that are beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect on our business. We cannot assure you that future developments will be in accordance with our expectations or that the effect of future developments will be those we anticipate. Actual results could differ materially from those we expect, depending upon the outcome of certain factors, including those described in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We have described some important factors that could cause our actual results to differ materially from our expectations in this report, including in the section below titled "Factors That May Affect Future Results." Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

     Global Preferred, through Global Preferred Re, provides reinsurance for life insurance and annuity products. The strength of our reinsurance business is based on our strong relationship with the independent agents of World Financial Group, which is an independent marketing organization that markets the products we currently reinsure. World Financial Group is an indirect subsidiary of AEGON USA, Inc. and, as of December 31, 2001, had over 7,500 associated independent registered agents licensed to sell securities and insurance products.

     Although our reinsurance business is directed to us through our IMO relationship, the variable universal life insurance and variable annuity policies that we currently reinsure are underwritten and issued by various ceding life companies.

     Under a reinsurance agreement, the economic consequences of certain insurance risks are transferred from the ceding life company to the reinsurer. Depending upon the type of reinsurance agreement, these risks may include mortality, persistency, investment and expense. Key considerations in evaluating the risks include industry experience, the ceding life company's pricing and assumptions, the type of product, the ceding life company's underwriting practices and procedures, the type of distribution system, the ceding life company's recent experience and the market for the product.

     The ceding life companies retain responsibility for the payment of all claims, surrender values, commissions and expenses involved in issuing and maintaining the policies we reinsure. In addition, the ceding life companies administer the reinsurance contracts and, on a monthly basis, provide us with information regarding premiums, reserves and benefits and the amounts we owe to the ceding life company for claims and settlement expenses on the policies we reinsure.

SIGNIFICANT FINANCIAL STATEMENT IMPACT OF REINSURANCE

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Additional information is shown in Note 2 to the consolidated financial statements which includes a summary of the methods used in the preparation of our consolidated financial statements.

  INCOME STATEMENT IMPACT

     Reinsurance Revenues. For renewable term reinsurance, we record as "premiums" the amount of reinsurance premiums we receive over the paying periods of the reinsured policies. For policies reinsured on a coinsurance or modified coinsurance basis, we record as "reinsured policy revenues" a proportionate share of gross revenues received by the ceding life company over the paying periods of the reinsured policies. These revenues represent the policy mortality and expense charges, asset-based allowances and deferred sales charges that have been assessed against the reinsured policy account balances. As we elect to convert coverage on policies that we currently reinsure on a renewable term basis to a coinsurance or modified coinsurance basis, the associated premium revenues for those policies will discontinue, and our proportionate share of the associated mortality and expense charges, asset based allowances and deferred sales charges will be recorded as reinsured policy revenues.

     Reinsurance Expenses. Regardless of the type of reinsurance, our related expenses may include: (1) benefits, claims and settlement expenses, which represent our share of the payments made to insured individuals during the period, (2) expense allowances paid to the ceding life company for expenses associated with the reinsured policies, including commissions and costs associated with underwriting, marketing, policy issue and maintenance, and (3) amortization of deferred acquisition costs, which are discussed in more detail below.

  BALANCE SHEET IMPACT

     Deferred Acquisition Costs. We capitalize and defer costs that vary with, and are directly associated with, the acquisition of the reinsured policies. These expenses are deferred to the extent that such costs are deemed recoverable from future policy revenues and are recorded as deferred acquisition costs on the balance sheet. Such costs include reinsurance commission and expense allowances paid to ceding life companies, and may include other underwriting costs such as actuarial, legal and accounting fees.

     Deferred acquisition costs are amortized over the lives of the underlying policies, in conformity with the terms of the reinsurance agreement. Under the renewable term agreements, the rate of amortization depends on the approach utilized, static or dynamic, and is based upon assumptions applicable at the time the policies are reinsured, such as estimates of expected investment yields, mortality, persistency and expenses. Under the static approach, the amortization is in proportion to the ratio of premiums collected during the then current period to total anticipated premiums. Often the static approach is used in the first policy year or until the business is sufficiently large to warrant the complexity of the dynamic approach. Under the dynamic approach, the amortization under the static approach is adjusted to reflect actual persistency of the insurance in effect. To the extent fewer policies persist than otherwise anticipated, the amortization will be greater under the dynamic approach than under the static approach. Conversely, to the extent more policies persist than otherwise anticipated, the amortization will be smaller. Currently, we use the dynamic amortization approach for all our policies reinsured under our renewable term agreements.

     Under the coinsurance and modified coinsurance agreements, the amortization of the deferred acquisition costs is in proportion to the ratio of gross profits recognized during the then current period to total anticipated future gross profits. During each accounting period, assumptions used in calculating the amortization of the deferred acquisition expense reflect actual experience for the then current accounting period. We also review, on a periodic basis, our evolving experience with regard to our assumptions concerning future experience as to mortality, persistency, investment yields and expenses in determining our estimate of anticipated future gross profits. This periodic review is commonly referred to as "unlocking." Our period of observation is from October 1 of the previous calendar year through September 30 of the current calendar year. If we believe variances from expected assumptions are permanent, we will change the assumptions we use with regard to future experience. Upon adoption of any change in assumptions used with regard to future experience, the amortization of the deferred acquisition cost will be recalculated and reflected during the then current accounting period.

     Future Policy Benefits. Liabilities for future benefits on life insurance policies are established in an amount adequate to meet the estimated future obligations on the policies in effect. Policy and contract reserves are included in "future policy benefits" on the consolidated balance sheet.

     Liabilities for future policy benefits under the renewable term agreements include provisions for claims in the course of settlement, claims incurred but not reported and expected future claims. The liability is estimated using assumptions such as estimates of expected investment yields, mortality, persistency and expenses applicable at the time the reinsurance contracts are executed.

     Liabilities for future policy benefits under coinsurance and modified coinsurance agreements equal reinsured policy account balances on the underlying variable universal life policies and variable annuity contracts. With regard to the separate account benefits reinsured on a modified coinsurance basis, we record the liabilities as an offset to related assets as intentions and rights under the agreements with the ceding life companies meet the appropriate conditions governing rights of setoff. Liabilities for the fixed portion of the variable annuity contracts and variable universal life policies reinsured on a coinsurance basis are recorded as future policy benefits.

     Liabilities for future policy benefits reflected in the consolidated financial statements are based on information provided to us by the ceding life companies. Reserves established by us with respect to individual risks or classes of business may not be the same as those established by ceding life companies due to differing risks and assumptions regarding mortality, persistency, investment and expenses.

FAIR VALUE DISCLOSURE

     Investments. We classify all fixed maturities and equity securities as "available for sale." Such securities are reported at fair value. Fixed maturities available are so classified based upon the possibility that such securities could be sold prior to maturity if that action enables us to execute our investment philosophy and appropriately match investment results to operating and liquidity needs. Unrealized gains and losses on marketable equity securities available for sale, less applicable income taxes, are reported as a separate component of "accumulated other comprehensive income (loss)" within stockholders' equity.

     Investment income is recognized as it accrues or becomes legally due. Realized gains or losses on sales of investments are included in income, as are write-downs of securities where declines in value are deemed to be other than temporary. The cost of investment securities sold is determined based upon the specific identification method.

     Other Financial Assets and Liabilities. The carrying value of cash and cash equivalents, reinsurance receivables and payables, short-term debt, accrued expenses and accounts payable approximate their fair values due to the short-term nature of these accounts. The carrying value of future policy benefits approximates its fair value as credited interest approximates current market rates.

OUR CURRENT REINSURANCE AGREEMENTS

     The life insurance and annuity policies that we have reinsured to date are underwritten and issued by Western Reserve, American Skandia, Zurich Kemper and Pacific Life. The following table indicates the percentage of our reinsurance revenues derived from each of our ceding life companies:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1999   2000   2001
                                                              ----   ----   ----
Western Reserve.............................................   88%    88%    89%
American Skandia............................................    9%    10%     9%
Zurich Kemper...............................................    3%     2%     2%
Pacific Life(1).............................................   --     --      0%
                                                              ---    ---    ---
Total.......................................................  100%   100%   100%
                                                              ===    ===    ===

---------------

(1) This agreement was effective as of January 1, 2001.

     The following table indicates, by ceding life company: (1) the names and types of insurance products we currently reinsure; (2) the type of reinsurance agreement applicable to each; (3) policy issue date reinsured under each agreement; and (4) the commencement date of the reinsurance.

                                                                                                                 REINSURANCE
CEDING LIFE COMPANY     REINSURED PRODUCT NAME    PRODUCT TYPE(1)   REINSURANCE TYPE(2)   POLICY ISSUE DATES  COMMENCEMENT DATE
-------------------    -------------------------  ---------------   -------------------   ------------------  -----------------
Western Reserve        Freedom Equity Protector      VUL                 MRT                1/92 to 12/99        7/96
Western Reserve        Financial Freedom Builder     VUL                 MRT                7/97 to 3/98         7/97
Western Reserve        Financial Freedom Builder     VUL              Co/Modco              4/98 to 12/98        4/98
Western Reserve        Financial Freedom Builder     VUL                 MRT               1/99 to present       10/99
Zurich Kemper          Power VUL                     VUL                 MRT                9/96 to 3/01         9/96
Pacific Life           Select Exec II                VUL                 YRT               1/01 to present       1/01
American Skandia       Imperium                      VA                 Modco              1/97 to present       1/97
Western Reserve        Freedom Wealth Creator        VA               Co/Modco             1/98 to present       1/98
Western Reserve        Freedom Premier               VA               Co/Modco            10/00 to present       10/00

---------------

(1) "VUL" means variable universal life product. "VA" means variable annuity product.

(2) "MRT" means monthly renewable term. "YRT" means yearly renewable term. "Co/Modco" means coinsurance and modified coinsurance.

     Under our reinsurance agreements with the ceding life companies, we currently reinsure variable life insurance and variable annuity policies on either a renewable term basis or a coinsurance and modified coinsurance basis. For the year ended December 31, 2001, the policies we reinsured on a renewable term basis represented 63% of our reinsurance revenues and the policies we reinsured on a coinsurance and modified coinsurance basis represented 37% of our reinsurance revenues.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              1999    2000    2001
                                                              -----   -----   -----
                                                               (AS A PERCENTAGE OF
                                                                 TOTAL REVENUES)
CONSOLIDATED STATEMENTS OF INCOME DATA:
Revenues:
  Premiums..................................................    43%     55%     61%
  Reinsured policy revenues.................................    60      43      36
  Net investment income.....................................     1       2       3
  Net realized gain (loss) on investments...................    --      --      --
  Loss on recapture of business.............................    (4)     --      --
                                                               ---     ---     ---
Total revenues..............................................   100%    100%    100%
                                                               ---     ---     ---
Benefits and expenses:
  Benefits, claims and settlement expenses..................    20      25      20
  Change in future policy benefits..........................     1       7       8
  Reinsurance expense allowances, net.......................    24      25      27
  Amortization of deferred acquisition costs................    17      14      13
  Operating expenses........................................     4       4       6
  Interest expense..........................................     5       2       1
                                                               ---     ---     ---
Total benefits and expenses.................................    71      77      75
                                                               ---     ---     ---
Income before income taxes..................................    29      23      25
  Income taxes..............................................   (10)     (6)     (8)
                                                               ---     ---     ---
Net income..................................................    19%     17%     17%
                                                               ===     ===     ===

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

  Revenues

     Premiums. Premiums increased $2.6 million, or 16%, from $16.6 million for the year ended December 31, 2000 to $19.2 million for the comparable period in 2001. The majority of this increase was due to a rise in reinsured policies under the Western Reserve Financial Freedom Builder Monthly Renewable Term Agreement. The aggregate face value of reinsurance under the Financial Freedom Builder Monthly Renewable Term Agreement increased $246 million, or 6%, from $4.2 billion at December 31, 2000 to $4.4 billion at December 31, 2001. The remaining increase in premiums was attributable to the increasing duration of the policies, since reinsurance premiums increase with the advancing age of the insureds.

     Reinsured Policy Revenues. Reinsured policy revenues decreased $1.7 million, or 13%, from $12.9 million for the year ended December 31, 2000 to $11.2 million for the same period in 2001. This decrease was primarily attributable to revenues associated with our variable annuity coinsurance and modified coinsurance agreements, which declined from $6.7 million for the year ended December 31, 2000 to $5.5 million for the same period in 2001, a decrease of $1.2 million, or 18%. Decreasing revenues for both variable universal life and variable annuity business have resulted primarily from a decline in collected mortality and expense charges associated with lower account values, due to the decline in the equity markets. Further, the variable universal life coinsurance and modified coinsurance business is a "closed block," meaning that there are no new policies being issued in this block of business, resulting in a declining number of policies reinsured in that block, due to normal policy lapses and surrenders. New variable universal life policies that we reinsured in 2000 and 2001 were reinsured on a monthly renewable term basis. The capital requirements for reinsuring on a coinsurance or modified coinsurance basis limited our ability to reinsure any new variable universal life policies on that basis.

     Net Investment Income and Net Realized Gain on Investments. Net investment income increased $283,000, or 54%, from $528,000 for the year ended December 31, 2000 to $811,000 for the same period in 2001, primarily due to the increased size of our portfolio from new purchases of fixed maturity securities.

     The sale of fixed maturity securities for the year ended December 31, 2000 resulted in a net realized gain on investments of $3,000 compared to a net realized gain on investments of $45,000 for the same period in 2001. This shift was caused by a decline in market yields, which resulted in an increase in the fair value of invested securities.

  Benefits and Expenses

     Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses decreased $1.3 million, or 17%, from $7.6 million for the year ended December 31, 2000 to $6.3 million for the same period in 2001. The decrease was primarily associated with better mortality experience in the current period, which resulted in lower claims activity. We do not expect, nor have we been advised by the ceding life companies of, any material claims exposure related to the September 11, 2001 terrorist attacks. The aggregate face value of insurance underlying the policies we reinsured at December 31, 2000 was $9.4 billion compared to $9.1 billion at December 31, 2001.

     Change in Future Policy Benefits. Change in future policy benefits increased $359,000, or 17%, from $2.1 million for the year ended December 31, 2000 to $2.4 million in the same period of 2001. $230,000 of the increase was tied to the $2.4 million growth in premiums collected under the Financial Freedom Builder Monthly Renewable Term Agreement. Additionally, during the third quarter of 2001, we refined our methodology for recognizing earned premiums under the Zurich Kemper monthly renewable term agreement, which resulted in an increase in future policy benefits of $152,000.

     Reinsurance Expense Allowances, Net. Net reinsurance expense allowances increased $962,000, or 13%, from $7.5 million for the year ended December 31, 2000 to $8.5 million for the same period in 2001. Consistent with the increase in premium revenues, the increase in net reinsurance expense allowances was due primarily to an increase in the business placed under the Financial Freedom Builder Monthly Renewable Term Agreement.

     Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs decreased $72,000, or 2%, from $4.0 million for the year ended December 31, 2000 to $3.9 million for the same period in 2001. A majority of the decrease in the amortization of deferred acquisition costs resulted from the refinement of our methodology of recognizing earned premiums under the Zurich Kemper monthly renewable term agreement, which caused a $122,000 decrease. Offsetting this decrease was a net increase of $50,000, which reflects amounts related to historical realized experience and unlocking of future experience assumptions.

     Operating Expenses. Operating expenses increased $696,000, or 55%, from $1.3 million for the year ended December 31, 2000 to $2.0 million for the same period in 2001. These expenses include salaries and benefits, professional fees for legal, actuarial and accounting expenses and other operating expenses. The increase was associated with a $447,000 increase in salaries, benefits and recruiting expenses, due to the employment of additional staff, payment of a discretionary bonus for the year 2000 and accrual of discretionary bonuses for 2001. The remainder of the increase was primarily due to increases in directors' and officers' insurance expenses, outside director fees, legal fees and our franchise taxes for the State of Delaware.

     Interest Expense. Interest expense decreased $287,000, or 43%, from $665,000 for the year ended December 31, 2000 to $378,000 for the comparable period in 2001. The decrease was due to the repayment of a $5.3 million debt on a line of credit. The final payment of principal and interest in the amount of $283,566 was paid in February 2001.

     Income Taxes. Due to higher levels of income before income taxes, income taxes increased $571,000, or 31%, from $1.8 million for the year ended December 31, 2000 to $2.4 million for the same period in 2001. Income before income taxes is comprised of income subject to taxes which are both recognized and due in the current period and income subject to taxes which are recognized during the current period but are due in future periods. The amount of income taxes which was recognized and due in the respective periods was only $516,000 and $437,000 in 2000 and 2001, respectively, due to the "small life insurance company deduction" which permanently reduces the current income taxes due. The amount of income taxes that was due in future periods in 2001 was $2.0 million, an increase of $650,000 as compared to the amount in 2000, due to an increase in timing differences with respect to reserves.

     As a result of the "small life insurance company deduction," the combined effective tax rate will fluctuate between 20% and 34%. During 2000 our effective tax rate was 26%, as compared to 30% in 2001.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

  Revenues

     Premiums. Premiums increased $6.9 million, or 71%, from $9.7 million the year ended December 31, 1999 to $16.6 million for the comparable period in 2000. A majority of this increase was caused by a $6.6 million increase in premiums relating to the full-year impact of the Financial Freedom Builder Monthly Renewable Term Agreement that we entered into with Western Reserve in October 1999. The remaining increase in premiums was attributable to the increasing duration of the policies reinsured, since reinsurance premiums increase with the advancing age of the insureds.

     Reinsured Policy Revenues. Reinsured policy revenues decreased $612,000, or 5%, from $13.5 million for the year ended December 31, 1999 to $12.9 million for the same period in 2000. The overall revenue decline was due to a $2.8 million decline in revenues associated with our variable universal life coinsurance and modified coinsurance agreement with Western Reserve, partially offset by a $2.2 million increase in revenues attributable to our variable annuity reinsurance agreements, which was reflective of an increase in the contract benefits from existing policies reinsured and new business reinsured under these agreements. The decline in revenues associated with the variable universal life business was caused by Western Reserve's October 1, 1999 recapture of certain policies previously ceded to us under our reinsurance agreements. This recapture was in conjunction with the execution of the monthly renewable term agreement discussed above in "Premiums."

     Net Investment Income and Net Realized Gain (Loss) on Investments. Net investment income increased $178,000, or 51%, from $350,000 for the year ended December 31, 1999 to $528,000 for the same period in 2000, primarily due to the increased size of our portfolio from new purchases of fixed maturity securities.

     The sale of fixed maturity securities for the year ended December 31, 1999 resulted in a net realized loss on investments of $66,000 compared to a net realized gain on investments of $3,000 for the same period in 2000. This shift was caused by a decline in market yields, which resulted in an increase in the fair value of invested securities.

     Loss on Recapture of Business. The recapture of business by Western Reserve, discussed above, during the fourth quarter of 1999 resulted in a loss of $823,000 for the year ended December 31, 1999. This loss related to the recapture of the Financial Freedom Builder variable universal life policies and riders and 75% of the Freedom Wealth Creator variable annuity policies, issued from January 1, 1999 through September 30, 1999, which were reinsured on a coinsurance and modified coinsurance basis for Western Reserve. Of the $823,000 loss on recapture of business, $556,000 related to the variable universal life coinsurance and modified coinsurance business. The balance of $267,000 related to the variable annuity coinsurance and modified coinsurance business. No recapture occurred during 2000.

  Benefits and Expenses

     Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses increased $3.1 million, or 68%, from $4.5 million for the year ended December 31, 1999 to $7.6 million for the same period in 2000. The increase was the result of greater claims activity than otherwise expected, an increase in volume of policies reinsured and the increasing age of the policies reinsured. The aggregate face value of insurance underlying the policies we reinsure was $8.0 billion at December 31, 1999 compared to $9.4 billion at December 31, 2000, which represented a $1.4 billion, or 17% increase.

     Change in Future Policy Benefits. Change in future policy benefits increased $1.7 million, or 554%, from $314,000 for the year ended December 31, 1999 to $2.0 million in the same period of 2000. This change was tied to an increase in the liability for future policy benefits under our monthly renewable term reinsurance agreements, which rose by $2.0 million, or 188%, from $1.1 million at December 31, 1999 to $3.1 million at December 31, 2000. The Financial Freedom Builder Monthly Renewable Term Agreement we entered into with Western Reserve in October 1999 was the primary cause of this increase.

     Reinsurance Expense Allowances, Net. Net reinsurance expense allowances increased $2.2 million, or 41%, from $5.3 million for the year ended December 31, 1999 to $7.5 million for the same period in 2000. Consistent with the increase in premium revenues, the increase in net reinsurance expense allowances was due to increased business placed under the Financial Freedom Builder Monthly Renewable Term Agreement, placement of the variable annuity business reinsured on a coinsurance and modified coinsurance basis and premiums on existing policies reinsured on renewable term basis.

     Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $227,000, or 6%, from $3.8 million for the year ended December 31, 1999 to $4.0 million for the same period in 2000. The increase was attributable to a $1.3 million increase in amortization for business reinsured on a coinsurance and modified coinsurance basis, which was driven by increased gross profits during 2000 from existing policies reinsured and new policies reinsured. Offsetting this increase was (1) amortization of $976,000 in 1999 associated with the Western Reserve coinsurance and modified coinsurance business that was recaptured on October 1, 1999 and (2) a decrease in amortization of deferred acquisition costs for business reinsured on a monthly renewable term basis of $55,000, which was driven by a shift in the mix of business toward more Financial Freedom Builder variable universal life policies, which do not have associated deferred acquisition costs.

     Operating Expenses. Operating expenses increased $273,000, or 28%, from $983,000 for the year ended December 31, 1999 to $1.3 million for the same period in 2000. These expenses include professional fees for legal, actuarial and accounting expenses, operating expenses and other miscellaneous expenses. The increase in expenses was primarily associated with an increase in salaries due to the employment of additional staff in 2000. The increase was also attributable to increases in legal, accounting and actuarial fees for general corporate activities, tax consulting and actuarial consulting services.

     Interest Expense. Interest expense decreased $489,000, or 42%, from $1.2 million for the year ended December 31, 1999 to $665,000 for the comparable period in 2000. During 1999, interest expense included $285,000 of reinsurance fees associated with deferred settlements on the variable annuity and variable universal life policies that are no longer applicable. The decrease was also due to lower interest costs associated with principal payments on our $5.0 million line of credit and, to a lesser extent, the restructuring in 1999 of our debt owed to Money Services, Inc., which involved a decrease in the annual interest rate from 9.0% to 7.5%.

     Income Taxes. Income taxes decreased $405,000, or 18%, from $2.2 million for the year ended December 31, 1999 to $1.8 million for the same period in 2000. We earned statutory taxable income during 2000, which was attributable to lower payments of policy acquisition costs due to a decline in new business reinsured under our coinsurance and modified coinsurance agreements. Our effective tax rate was

34% and 26% for 1999 and 2000, respectively. Current tax expense of $411,000 was payable as of December 31, 2000. The remaining income tax expense for the year ended December 31, 2000, as well as the entire income tax expense for 1999, was deferred.

QUARTERLY RESULTS OF OPERATIONS

     The following table presents certain unaudited quarterly consolidated statements of income data for the eight-quarter period ending December 31, 2001, as well as the percentage of total revenue represented by each item. The information has been derived from the unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements contained herein and all adjustments, consisting only of normal recurring adjustments, which we consider to be necessary to present fairly this information when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                      QUARTER ENDED
                                     -------------------------------------------------------------------------------
                                     MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                      2000      2000       2000      2000      2001      2001       2001      2001
                                     -------   -------   --------   -------   -------   -------   --------   -------
                                                                       (UNAUDITED)
                                                                 (DOLLARS IN THOUSANDS)
Revenues:
  Premiums.........................  $3,676    $4,087     $4,334    $4,522    $4,656    $4,796     $4,908    $4,880
  Reinsurance policy revenues......   3,020     3,192      3,215     3,466     2,940     2,806      2,728     2,762
  Net investment income............      71       149        149       159       161       206        221       223
  Net realized gain (loss) on
    investments....................      --        --          3        --         6        --         (2)       41
  Loss on recapture of business....      --        --         --        --        --        --         --        --
                                     ------    ------     ------    ------    ------    ------     ------    ------
Total revenue......................   6,767     7,428      7,701     8,147     7,763     7,808      7,855     7,906
                                     ------    ------     ------    ------    ------    ------     ------    ------
Benefits and expenses:
  Benefits, claims and settlement
    expenses.......................   1,836     1,845      1,860     2,019     1,503     1,583      1,407     1,800
  Change in future policy
    benefits.......................     436       413        602       602       644       548        742       477
  Reinsurance expense allowances,
    net............................   1,566     1,799      2,145     2,030     2,096     2,154      2,094     2,156
  Amortization of deferred
    acquisition costs..............   1,086     1,105        930       895     1,002       877        741     1,325
  Operating expenses...............     325       286        362       283       477       362        515       597
  Interest expense.................     204       206        147       108        96        93         95        95
                                     ------    ------     ------    ------    ------    ------     ------    ------
Total benefits and expenses........   5,453     5,654      6,046     5,937     5,818     5,617      5,594     6,450
                                     ------    ------     ------    ------    ------    ------     ------    ------
  Income before income tax.........   1,314     1,774      1,655     2,210     1,945     2,191      2,261     1,456
Income tax (expense) benefit.......    (447)     (552)         1      (823)     (654)     (743)      (653)     (341)
                                     ------    ------     ------    ------    ------    ------     ------    ------
Net income.........................  $  867    $1,222     $1,656    $1,387    $1,291    $1,448     $1,608    $1,115
                                     ======    ======     ======    ======    ======    ======     ======    ======

     Historically, our operations and related revenues and operating results have varied substantially from quarter to quarter, and we expect variations to continue. Our quarterly operating results will continue to vary significantly depending on a number of factors, including fluctuations in demand for reinsurance products and variable life insurance and annuity products, as well as the sales price and resulting gross margin for specific reinsurance contracts. A high percentage of our operating expenses, particularly personnel, marketing and rent are relatively fixed in advance of any particular quarter.

SEGMENT REPORTING

     We have defined our reportable segments based on the nature of our reinsurance agreements and the accounting treatment used for the various reinsurance agreements. Based on this definition, we have identified two reportable segments: non-universal life-type agreements and universal life-type agreements (as each is referenced in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, paragraphs 44 and 45).

     Our first segment, reported as non-universal life-type, relates to those variable universal life policies that are reinsured on a renewable term basis. These policies are accounted for under SFAS No. 60 accounting principles and, as such, revenues therefrom are classified as premiums revenue.

     Our second segment, reported as universal life-type, relates to all variable annuity contracts and those variable universal life policies that are reinsured on a coinsurance and modified coinsurance basis. The products reinsured on a coinsurance and modified coinsurance basis are accounted for under SFAS No. 97 accounting principles and, as such, revenues therefrom are classified as reinsured policy revenues.

     Items not directly related to the business segments and unallocated corporate items (i.e., other income, interest expense on corporate debt and unallocated operating expenses) are shown separately, consistent with our internal measurement process. Segment assets reported include those assets directly attributable to the reinsurance agreements such as reinsurance balances receivable, deferred acquisition costs, policy loans, prepaid expenses, invested assets and cash. Invested assets are allocated to the agreements consistent with our internal measurement process.

                                                            YEAR ENDED DECEMBER 31,
                             -------------------------------------------------------------------------------------
                                               2000                                        2001
                             -----------------------------------------   -----------------------------------------
                               NON-                                        NON-
                             UNIVERSAL   UNIVERSAL                       UNIVERSAL   UNIVERSAL
                             LIFE-TYPE   LIFE-TYPE    OTHER     TOTAL    LIFE-TYPE   LIFE-TYPE    OTHER     TOTAL
                             ---------   ---------   -------   -------   ---------   ---------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Premiums...................   $16,619     $    --    $    --   $16,619    $19,240     $    --    $    --   $19,240
Reinsured policy
  revenues.................        --      12,894         --    12,894         --      11,238         --    11,238
Benefits, claims and
  settlement expenses(1)...     8,658         954         --     9,612      7,833         871         --     8,704
Reinsurance expense
  allowances, net..........     5,711       1,829         --     7,540      6,859       1,642         --     8,501
Amortization of deferred
  acquisition costs........       116       3,901         --     4,017        197       3,748         --     3,945
                              -------     -------    -------   -------    -------     -------    -------   -------
Underwriting profit........     2,134       6,210         --     8,344      4,351       4,977         --     9,328
Net investment income......       213         171        144       528        215         230        366       811
Net realized gain on
  investment...............        --          --          3         3         --          --         45        45
Other expenses.............       150         184      1,588     1,922        123         216      1,991     2,330
                              -------     -------    -------   -------    -------     -------    -------   -------
Segment operating income
  (loss) before tax........     2,197       6,197     (1,441)    6,953      4,443       4,991     (1,580)    7,854
Income tax expense
  (benefit)................       589       1,659       (428)    1,820      1,353       1,520       (481)    2,392
                              -------     -------    -------   -------    -------     -------    -------   -------
Segment net income
  (loss)...................   $ 1,608     $ 4,538    $(1,013)  $ 5,133    $ 3,090     $ 3,471    $(1,099)  $ 5,462
                              =======     =======    =======   =======    =======     =======    =======   =======
Preferred dividends........        --          --        155       155         --          --        267       267
                              -------     -------    -------   -------    -------     -------    -------   -------
Segment net income (loss)
  available to common
  stockholders.............   $ 1,608     $ 4,538    $(1,168)  $ 4,978    $ 3,090     $ 3,471    $(1,366)  $ 5,195
                              =======     =======    =======   =======    =======     =======    =======   =======
Segment assets.............   $ 9,279     $44,688    $ 2,656   $56,623    $ 8,615     $46,748    $12,490   $67,853
                              =======     =======    =======   =======    =======     =======    =======   =======

---------------

(1) Benefits, claims and settlement expenses include change in future policy benefits.

     Of the total premiums and reinsured policy revenues above, 88% and 89% relates to business issued by Western Reserve for the year ended December 31, 2000 and 2001, respectively. Of the total underwriting profit above, 83% and 86% relates to business issued by Western Reserve for the year ended December 31, 2000 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of cash flow have been premiums received from the ceding life companies, investment income, proceeds from the sale of invested assets, issuance of common and preferred stock, and short- and long-term financing. In addition to cash flow to meet operating expenses, our liquidity requirements relate primarily to the payment of gross reinsurance allowances, investment purchases, debt service and reinsurance claims.

     We generally receive premiums in advance of our making related benefits and claims payments. Under the renewable term reinsurance agreements, premiums typically vary in proportion to the expected mortality claims reinsured. Our cash inflows under the renewable term agreements are premiums for the mortality risk reinsured. Our cash outflows are reinsurance expense allowances, policy benefits and death benefit claims. The reinsurance expense allowances represent our share of acquisition and maintenance expenses incurred by the ceding life company that are attributable to the risks reinsured by us.

     Under the coinsurance and modified coinsurance agreements, since we are reinsuring risks on essentially the same basis as that of the original policy, reinsurance premiums are materially greater than premiums received on the renewable term reinsurance. During the first year in which a policy is reinsured on a coinsurance basis, we are required to reimburse the ceding life company for our share of acquisition costs, including first year commissions and issuance expenses. Thereafter, we reimburse the ceding life company for our share of renewal commissions and maintenance expenses. Further, under modified coinsurance, we allow the ceding life company to retain assets related to reserves in support of reinsured policy benefits (e.g., cash values). Accordingly, because of the type of reinsurance and the basis reinsured, the net first year cash outlays could be as much as, or more than, that year's premiums paid for variable universal life insurance, and as much as 10% of variable annuity premiums. In year two and beyond, however, our cash outlays for reinsurance allowances are significantly lower than in the first year of a policy.

     In the first quarter of 1999, we negotiated amendments to our coinsurance and modified coinsurance agreements with Western Reserve in contemplation of completing a private offering of our stock begun in 1998. The amendments provided that: (1) we could defer payment to Western Reserve of reinsurance expense allowances on new policies reinsured in 1999, until the earlier of the completion of our offering, or December 31, 1999; (2) a reinsurance fee at an effective rate of 9% per year accrued on the deferred payments; and (3) Western Reserve could recapture the reinsurance on the policies issued during 1999 if the expense allowances were not paid by December 31, 1999. As contemplated by the new amendments, payment by us to Western Reserve of a portion of the reinsurance expense allowances on policies issued in 1999 was deferred pending the completion of our capital raising efforts in 1999. When the funding had not been completed by September 30, 1999, the reinsurance of all variable universal life policies and riders and 75% of the variable annuity policies issued from January 1, 1999 through September 30, 1999 that had been entered into on a coinsurance and modified coinsurance basis was recaptured. These recapture rights exercised by Western Reserve in 1999 were created specifically to address the possibility that we would not complete our contemplated capital raising in 1999. Concurrent with the recapture, we began reinsuring, on a monthly renewable term basis, 20% of certain variable universal life policies and riders issued by Western Reserve on or after January 1, 1999. Additionally, we further amended our reinsurance agreements to reduce our quota share percentage on the reinsurance of the Western Reserve variable annuity business for 1999 and thereafter. However, we retained the right to convert our monthly renewable term reinsurance of the variable universal life business to a coinsurance and modified coinsurance basis for all policies issued from January 1999 through March 2003 and the right to increase our quota share percentage of the reinsurance of Western Reserve variable annuity business.

     The general terms of our reinsurance agreements, including our agreements with Western Reserve, include only limited rights to recapture such as: after the passage of stated periods (ten years of more) from the policy issue date, upon determination, relative to some products, that the total volume of policies reinsured for the product is below a minimum threshold, upon default by Global Preferred and upon the insolvency of Global Preferred. Oftentimes, if a reinsurance agreement provides for early recapture based on criteria such as low product sales volume, then there may be a recapture allowance paid to the reinsurer to compensate for lost future revenues and profits associated with the recaptured policies. Receipt of the recapture allowance would result in an increase in revenues for the period. Similarly, any associated unamortized deferred acquisition cost would be written off in the same reporting period. The net effect of these amounts would then result in either a gain or a loss associated with the recaptured policies.

     Our cash requirements for operating and investment expenses consist of: salaries and benefits; management service fees; investment management and custodial fees; accounting and consulting services fees; expenses related to regulatory issues and compliance with corporate and tax matters; and other incidental administrative expenses. We incurred no capital expenditures during 2001.

     Net cash flows provided by (used in) operating activities were $(10.7) million, $6.6 million and $10.4 million for the years ended December 31, 1999, 2000 and 2001, respectively. Changes in cash provided by operating activities primarily relate to: amounts of reinsurance premiums and policy revenues received; claims, reinsurance expense allowances and operating expenses paid; and changes in working capital. The amount of cash provided by operations increased in 2000 and 2001 because we utilized less cash to acquire new reinsurance business in those years and due to the increasing age of the policies reimbursed. In addition, cash paid for acquisition costs decreased in 2000 and 2001 because the amount of policies reinsured on a coinsurance and modified coinsurance basis decreased. The $10.7 million used in operations in 1999 was to reimburse Western Reserve for the first year reinsurance expense allowances on policies issued and reinsured during 1998 on a coinsurance and modified coinsurance basis. Regarding acquisition costs, substantially more cash was used in 1999 than in 2000 because more policies were reinsured during 1999 and 1998.

     On July 30, 1999, we issued a $5 million, five-year convertible term note to Money Services, Inc. due on July 29, 2004. Money Services is a subsidiary of AEGON USA, Inc. Proceeds of this note were used to reduce a portion of the outstanding principal balance on a line of credit with Money Services from $10 million to $5 million. Interest is payable on the note at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. Money Services has the right to convert the outstanding principal balance of this note into common stock at any time. Upon conversion, Money Services will receive 6.25 shares of common stock for each $100 of the outstanding principal amount of the note, which reflects our three-for-two stock split in 2001. We have the option to redeem the note before maturity, in whole or in part, between July 29, 2002 and July 29, 2004. To redeem the note, we must pay all principal, plus interest accrued from the date of the note through the redemption date at a higher effective interest rate of 9% per annum. As of December 31, 2001, we had an outstanding principal balance on the term note of $5 million and accrued interest of $158,000.

     In addition, we had a $5 million line of credit with Money Services that we paid in full, together with the related accrued interest, on February 15, 2001. Principal payments totaled $277,285 during 2001.

     Our primary source of liquidity was $8.1 million in cash and cash equivalents at December 31, 2001. The effective duration of our fixed maturity portfolio is 2.7 years with 100% of the fixed maturity securities having an effective maturity of less than 10 years. Our fixed maturity portfolio represents all of our total invested assets, and has an average Moody's quality rating of Aa2.

     Net cash flows provided by (used in) investing activities were $7.3 million, $(3.7) million and $(6.1) million for the years ended December 31, 1999, 2000 and 2001, respectively. Changes in cash used in investing activities are generally a result of our investment of excess capital generated by operating activities to purchase of fixed maturity securities. The $7.3 million cash provided by investing activities in

1999 primarily relates to the sale of our fixed maturity securities to reimburse Western Reserve and American Skandia for allowances associated with our reinsurance agreements.

     Net cash flows provided by (used in) financing activities were $304,000, $(2.1) million and $(557,000) for the years ended December 31, 1999, 2000 and 2001, respectively. Changes in cash used in financing activities primarily related to the principal payments on the Money Services line of credit and the dividends paid on our preferred stock, offset by the issuance of 266,047 shares of preferred stock to accredited investors, during 2000, which resulted in net proceeds of approximately $3.1 million. The $304,000 source of cash in 1999 was due to the issuance of a $5 million term note, the proceeds of which were applied to reduce the then outstanding principal balance of our short-term debt.

     We are a holding company with no direct operations, and our principal assets are the capital stock of Global Preferred Re and $3.7 million of cash and invested assets, as of December 31, 2001. We rely primarily on funds retained at the holding company level, debt service on amounts loaned to Global Preferred Re and potential dividends from Global Preferred Re to meet ongoing cash requirements. The ability of Global Preferred Re to pay us dividends is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda. During the year ended December 31, 2001, Global Preferred Re paid us no dividends.

     Under our reinsurance agreements, we are required to provide security through a letter of credit for the benefit of the ceding life companies. We have three letters of credit issued by Comerica Bank, our custodian, for the benefit of Western Reserve, Pacific Life and Zurich Kemper, in the amounts of $8.5 million, $50,000 and $300,000, respectively. We assess our letter of credit needs in support of each new reinsurance agreement. If determined to be necessary, we will undertake to develop facilities for future letters of credit and trust arrangements in support of additional reinsurance agreements.

     On February 22, 2002, Global Preferred filed a registration statement with the Securities and Exchange Commission for an initial public offering of common stock at a proposed maximum aggregate offering price of $120,750,000.

CURRENCY

     At December 31, 2001, we had written all of our reinsurance business in U.S. dollars. If, in the future, we write business in currencies other than the U.S. dollar, we intend to invest a portion of the premiums collected on the reinsurance contract in securities denominated in the same foreign currency as the premium received. We also intend to consider and evaluate our foreign currency exchange risk and hedge our exposure.

INFLATION

     The effects of inflation have not had a material impact on our operations or the conduct of our business. Inflationary trends are typically countered by a tightening monetary policy by the U.S. Federal Reserve, resulting in increases in interest rates. Rapid and severe interest rate increases could have a significant and negative impact on the value of our fixed income portfolio.

OFF BALANCE SHEET ARRANGEMENTS

     We have no obligations, assets or liabilities other than those disclosed in our financial statements, no trading activities involving non-exchange traded contracts accounted for at fair value, and no relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. The provisions of SFAS No. 133 did not have an impact on Global Preferred's financial statements.

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, not previously required under SFAS No. 125. The provisions of SFAS No. 140 did not have a significant impact on Global Preferred's financial statements.

     FASB issued four new accounting standards in 2001. SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144 primarily address the accounting for goodwill, business combinations, and the impairment and disposition of long-lived assets. The adoption of these standards in 2002 is not expected to have a material impact on the Company's financial statements.

              FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

OUR BUSINESS IS CURRENTLY DEPENDENT UPON OUR RELATIONSHIPS WITH INDEPENDENT AGENTS ASSOCIATED WITH WORLD FINANCIAL GROUP AND THE LOSS OF BUSINESS PROVIDED BY THE INDEPENDENT AGENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR GROWTH STRATEGIES AND BUSINESS.

     To date, all life insurance and annuity policies reinsured by us have been written through the agents associated with World Financial Group who, until June 2001, were associated with WMA Agency. In June 2001, World Financial Group acquired certain assets of WMA Agency. As a result of the acquisition, substantially all of the agents became associated with World Financial Group. World Financial Group is the independent marketing organization that markets the products we currently reinsure. An independent marketing organization is an organization of independent agents that contracts with one or more insurance companies to distribute and market securities and insurance products. We have been informed that World Group Securities, Inc., the broker-dealer affiliated with World Financial Group, is in the process of obtaining approval for the transfer of the securities licenses of agents from WMA Securities, Inc., the broker-dealer affiliated with WMA Agency. We understand that the formation of World Group Securities and its business plan have been approved by the National Association of Securities Dealers and World Group Securities is awaiting state regulatory approvals which they have indicated that they anticipate receiving in the near future.

     Our growth in new business through World Financial Group is significantly dependent on the continued willingness and ability of the agents associated with that IMO to market and sell life insurance and annuity products for life insurance companies that reinsure through us.

     We believe the ability of those agents to continue placing new business with the life insurance companies that use us for reinsurance could be affected by a number of factors, including:

     - The ability of World Financial Group to retain agents who have the incentive to support us;

     - The degree of market acceptance of the products offered by those agents;

     - The relationship between the agents and the life insurance companies that use us for reinsurance;

     - Regulatory actions that restrict or prohibit the sales activities by the agents; and

     - The occurrence of regulatory actions that could restrict or prohibit sales activities by the agents or the life insurance companies.

     We do not direct or oversee the activities of these agents. We cannot assure you that World Financial Group will be able to attract new agents or retain key agents responsible for significant portions of production. The loss of a substantial number of key agents could have a material adverse effect upon the future sales of World Financial Group and the production of new business to be reinsured by us.

     In recent years, the Securities and Exchange Commission, the National Association of Securities Dealers and various state regulatory authorities have commenced various regulatory inquiries of WMA Agency and its affiliated registered broker-dealer, WMA Securities relating to their respective compliance with applicable regulatory standards and appropriate supervision of their associated agents. WMA Agency and WMA Securities informed us that, in response to such inquiries, they implemented corrective action plans with respect to such alleged compliance issues. Additionally, upon completion of the pending transfer of securities licenses to World Group Securities, World Financial Group and World Group Securities will have responsibility for ongoing compliance activities relating to the agents. If the regulatory authorities do not consider such corrective actions and the ongoing compliance measures implemented by World Financial Group and World Group Securities to be sufficient, then there could be an adverse impact on the ability of those agents to generate additional life insurance and annuity business for us to reinsure.

     If the business of World Financial Group, or any other IMO with which we establish a relationship, is materially disrupted, it could have a material adverse effect on our growth strategies and business. The business of an IMO could be adversely affected by a change of control, loss of one or more key agents, operational problems, regulatory compliance problems or other factors.

WE FACE CERTAIN SPECIALIZED RISKS COMMON TO ALL LIFE REINSURANCE COMPANIES; HOWEVER, BECAUSE OF THE CONCENTRATION OF OUR BUSINESS WITH A SMALL NUMBER OF LIFE INSURANCE COMPANIES, WE MAY HAVE A GREATER EXPOSURE TO THESE RISKS.

     We face certain specialized risks common to all life reinsurance companies. However, because Western Reserve, American Skandia, Pacific Life and Zurich Kemper issued all of the policies we currently reinsure, we may have a more concentrated exposure to these risks than other life reinsurance companies. For the year ended December 31, 2001, Western Reserve accounted for 89% of our reinsurance premiums and reinsured policy revenues, American Skandia 9%, Pacific Life 0% and Zurich Kemper 2%. These risks include the risk of mispricing by life insurance companies of the coverage provided by the underlying policies, adverse insurance experience risk, and risks relating to miscellaneous and external events. Adverse insurance experience risks relate to the risks insured, which may include excessive claims, poor persistency, inadequate investment results, and excessive expenses. However, as long as the life insurance companies that issue the policies we reinsure retain a proportionate share of the risk insured, they will have an incentive to underwrite and price appropriately.

     We do not participate in the selection of the ceding life companies' pricing assumptions or methodologies used in pricing the insurance products we reinsure. We do, however, evaluate the following elements in pricing our reinsurance agreements:

     - Mortality. Mortality is the relative incidence of death experienced by insured lives taken as a group. We are subject to the risk that the mortality on the lives reinsured by us may be above the mortality assumed in pricing our reinsurance.

     - Persistency. Persistency is the extent to which insurance policies are maintained by the policyholder. Policyholders may not pay premiums, causing their policies to lapse, or they may choose to surrender their policies for the cash surrender value. Policy lapses and surrenders will result in lost future revenues and may result in diminished profitability associated with the business reinsured.

     - Investment. Investment income is based on the rate of return on invested assets. We are subject to (1) asset value risk, which is the risk that invested assets will decrease in value, (2) reinvestment risk, which is the risk that interest rates will decline and funds reinvested will earn lower rates, and (3) disintermediation risk, which is the risk that we may have to sell assets at a loss to fund cash outflows resulting from policyholder withdrawals. Additionally, our revenues on modified coinsurance may decline if policyholders' separate account values decline.

     - Expenses. Expenses principally consist of our reinsurance expense allowances and internal operating expenses. Reinsurance expense allowances typically consist of reimbursements to the life insurance companies that sell the policies for commissions, issuance expenses and administrative expenses associated with the reinsured policies. In general, we are not at risk for variances in the life insurance companies' actual expenses from reinsurance expense allowances. However, we face the risk that our internal operating expenses may exceed the expenses assumed in pricing our reinsurance.

     We also face risks resulting from miscellaneous and external events that are difficult to estimate prior to their occurrence, including litigation, governmental and regulatory changes, tax law changes, product acceptance, epidemics, catastrophic events, terrorist attacks, market trends, a significant drop in the U.S. securities markets, a general economic downturn or negative publicity related to IMOs with whom we have relationships, insurance companies whose products we reinsure or products we reinsure. Any such events could have a material adverse effect upon our business.

OUR BUSINESS IS DEPENDENT UPON A SMALL NUMBER OF REINSURANCE AGREEMENTS WITH A LIMITED NUMBER OF UNAFFILIATED INSURANCE COMPANIES AND THE LOSS OF NEW BUSINESS PROVIDED BY THEM COULD ADVERSELY AFFECT US.

     To date, we have derived all of our life reinsurance revenues from variable universal life policies issued by Western Reserve, Pacific Life and Zurich Kemper and all of our annuity reinsurance revenues from variable annuities issued by Western Reserve and American Skandia. For the year ended December 31, 2001, Western Reserve accounted for 89% of our reinsurance premiums and reinsured policy revenues, American Skandia 9%, Pacific Life 0% and Zurich Kemper 2%.

     We have an agreement with Western Reserve that provides us with the first rights to reinsure new products offered by Western Reserve or its U.S. affiliates that are sold by agents associated with World Financial Group. These rights have an initial term expiring on December 31, 2002 for variable annuity products reinsured on a coinsurance and modified coinsurance basis, March 31, 2003 for variable universal life products reinsured on a coinsurance and modified coinsurance basis and March 31, 2006 for variable universal life products reinsured on a monthly renewable term basis. This agreement provides for automatic renewal for successive one year periods following its initial term, unless notice of non-renewal is given at least 180 days prior to the end of the current term.

     Our reinsurance agreements provide for the reinsurance of new policies as they are issued. These agreements provide for automatic renewals following their initial terms, subject to termination or non-renewal upon notice of at least 180 days.

     The termination, non-renewal or unfavorable renegotiation of the reinsurance of new policies under these agreements would have a material adverse effect on our growth; however, it would not affect our right to continue to reinsure the policies already reinsured.

IF FOR ANY REASON WE ARE UNABLE TO EXERCISE OUR CONTRACTUAL RIGHTS TO EXPAND THE SCOPE OF OUR EXISTING REINSURANCE ARRANGEMENTS, OUR GROWTH STRATEGY AND BUSINESS COULD BE ADVERSELY AFFECTED.

     Due to our historical capital constraints, we have been unable to reinsure the maximum available percentage under the Western Reserve variable universal life reinsurance agreements and the Western Reserve variable annuity reinsurance agreement. We intend to use a significant portion of the proceeds from our proposed public offering to exercise the rights we have under these agreements to accept additional reinsurance percentages on business that has already been written by Western Reserve as well as to increase our commitment to reinsure new business written by Western Reserve. Based on our current estimates, the offering will provide us sufficient capital to exercise the rights in full. If, for any reason, whether for contractual reasons, an inability to complete the initial public offering or otherwise, we are unable to fully exercise the rights under these agreements to expand our reinsurance business, our growth could be adversely affected. We cannot assure you that we will exercise our rights under these agreements.

IF WE ARE UNABLE TO DEVELOP NEW RELATIONSHIPS WITH IMOS, THE LONG-TERM GROWTH OF OUR BUSINESS COULD BE MATERIALLY AFFECTED.

     Our growth strategy includes developing affiliations with new IMOs similar to the one we have with World Financial Group. We intend to use various financial incentives, which may include stock, warrants and other forms of equity participation in our company, to form relationships with new IMOs. We cannot assure you that we will be successful in our efforts to establish these relationships. Furthermore, our inability to develop these relationships could adversely affect our growth strategy and business.

IF AGENTS ASSOCIATED WITH WORLD FINANCIAL GROUP WHO ARE OUR STOCKHOLDERS SELL ALL OR A SIGNIFICANT PORTION OF THEIR SHARES, THEIR MOTIVATION TO ACT IN WAYS THAT BENEFIT OUR BUSINESS COULD BE REDUCED.

     The agents associated with World Financial Group own a majority of our outstanding capital stock. If agents associated with World Financial Group who are our stockholders sell all or a significant portion of their shares and receive little or no further financial incentives from us, their motivation to act in ways that benefit our business could be reduced.

IF WE LOSE OR ARE UNABLE TO OBTAIN KEY PERSONNEL, OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY COULD BE DELAYED OR HINDERED.

     We are substantially dependent on a small number of key employees, in particular Edward F. McKernan, President and Chief Executive Officer, Bradley E. Barks, Chief Financial Officer and Senior Vice President -- Finance, Caryl P. Shepherd, Chief Accounting Officer, Controller, Treasurer and Secretary, and Thomas Bobowski, Vice President of Marketing, with whom we have employment agreements. Due to increasing complexities associated with growing our business, deploying our business strategies, the increasing duration of the reinsurance agreements and diversification of the business reinsured, we plan to hire additional employees. The loss of the services of any key employee, or the inability to hire additional employees, could adversely affect the quality and profitability of our business operations. We do not currently maintain key employee insurance with respect to any of our employees.

WE ANTICIPATE EXPERIENCING A PERIOD OF SIGNIFICANT GROWTH THAT MAY PLACE A STRAIN ON OUR RESOURCES.

     In addition to the anticipated growth of our business resulting from the exercise of expansion rights under our existing reinsurance agreements with Western Reserve, we expect to continue our growth by broadening our existing relationships and forming new relationships with additional IMOs. Any growth of our business would place additional demands on our management, operational capacity and financial resources. Our inability to manage growth effectively could have a material adverse effect on our business, financial condition and results of operations. Additionally, we anticipate that we will need to recruit qualified personnel in all areas of our operations, including management, actuarial support, sales and marketing, to effectively manage and control additional growth. If we are unable to attract and retain additional qualified personnel, expand our operational capacity or otherwise manage our growth, our business, financial condition and results of operations may be adversely affected.

WE RELY ON NUMEROUS THIRD PARTIES TO PROVIDE POLICY ADMINISTRATION, INVESTMENT MANAGEMENT AND ADMINISTRATIVE SUPPORT SERVICES. IF THESE THIRD PARTIES DO NOT PROVIDE SATISFACTORY SERVICE AND ACCURATE INFORMATION, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     The policies we reinsure are administered by the life insurance companies issuing the policies. The life insurance companies provide us with the information necessary for managing our reinsurance business. We do not participate in the underwriting or any of the direct administration of the reinsured policies and have conducted only a limited review of the administrative practices of the life insurance companies for which we provide reinsurance. Therefore, management may not have sufficient or timely information to evaluate the quality or the administration of the business reinsured by us or the accuracy of the information provided by these life insurance companies, though our agreements may provide us some limited oversight in the form of audit rights.

     We utilize an independent investment manager to invest our assets in accordance with our investment guidelines. Conning Asset Management Inc., a subsidiary of Swiss Reinsurance Company, has been our investment manager since June 1998. Conning has discretionary authority to manage our non-cash investment portfolio. As a result, the performance of our aggregate investment portfolio depends largely on the ability of Conning to select and manage appropriate investments. We cannot assure you that Conning will be successful in meeting our investment objectives. We also cannot assure you that Conning will not terminate its agreement with us. The inability of Conning to perform adequately and consistently with our expectations could significantly and negatively affect our ability to conduct our business.

     Global Preferred Re has an insurance management agreement with CFM Insurance Managers Ltd., a member company of the Mutual Risk Management Ltd. group of companies, which provides professional insurance management services to companies operating in Bermuda. C. Simon Scupham, a director of our company and of Global Preferred Re, is the chairman of CFM. Pursuant to this agreement, CFM acts as the managing agent and Principal Representative under the Insurance Act 1978 for Global Preferred Re in Bermuda. This agreement is for an unlimited duration, but may be terminated by either party upon three months prior written notice or upon 30 days prior written notice under specified circumstances.

IF THE LIFE AND ANNUITY PRODUCTS WE REINSURE DO NOT CONTINUE TO BE ACCEPTED IN THE MARKETPLACE OR IF TAX REGULATIONS CHANGE WITH REGARD TO THOSE PRODUCTS, OUR BUSINESS STRATEGY COULD BE SIGNIFICANTLY AND ADVERSELY AFFECTED.

     We currently reinsure variable universal life insurance and variable annuity policies. No assurance can be given that variable universal life insurance and variable annuity policies will continue to be accepted in the marketplace or that we will be able to reinsure other insurance products in the future. The acceptance of variable products could be adversely affected by a substantial, prolonged decline or unusual volatility in the stock market.

     We believe that recent developments in the economy and financial markets have had an adverse affect on the demand for financial products, including variable universal life insurance and variable annuity products, which could reduce our opportunity to reinsure those products. We cannot predict how long these conditions will persist or the magnitude of their effect on our business. Continued unfavorable economic conditions may have an adverse effect on our financial operations or the growth of our business.

     Under the Internal Revenue Code of 1986, income tax payable by policyholders on investment earnings is deferred during the accumulation period of some life insurance and annuity products. To the extent that the Internal Revenue Code is revised to reduce the tax-deferred status of life insurance and annuity products or to increase the tax-deferred status of competing products, all life insurance companies would be adversely affected with respect to their ability to sell such products, and, depending on grandfathering provisions, the surrenders of existing annuity contracts and life insurance policies. In addition, life insurance products are often used to fund estate tax obligations. Congress has adopted legislation to reduce, and ultimately eliminate, the estate tax. Under this legislation, the life insurance companies that issue the policies we reinsure may face reduced demand for some of their life insurance products, which in turn could negatively affect our future reinsurance opportunities. We cannot predict what future tax initiatives may be proposed and enacted which could affect us.

WE OPERATE IN A HIGHLY COMPETITIVE ENVIRONMENT, WHICH COULD MAKE IT MORE DIFFICULT FOR US TO ATTRACT AND RETAIN BUSINESS.

     We compete, and will continue to compete, with numerous national and international reinsurance companies, primary insurance companies, underwriting syndicates and other financial services providers, many of which are well established, have significant operating histories and substantially greater underwriting, marketing and administrative resources than we do. Our growth strategy includes the expansion of our relationships with IMOs and other distribution channels through the strategic use of financial incentives. Our ability to compete with other reinsurers in this market will depend upon our ability to successfully develop and maintain strong relationships with IMOs. Aside from our experience in establishing our current IMO relationship, we have not yet attempted to develop new IMO relationships because of our historical capital constraints. As a result, we cannot assure you that we will be able to successfully develop such relationships. Furthermore, our inability to do so could have a material adverse effect upon our ability to implement our strategies.

     Direct insurance companies that are licensed to underwrite insurance are also licensed to underwrite reinsurance, making commercial entry into the reinsurance business relatively uncomplicated. In addition, over the last several years, capital markets participants, including exchanges and financial intermediaries, have developed financial products intended to compete with traditional reinsurance. We are unable to predict the extent to which new, proposed or potential initiatives may affect the demand for our products. Barriers to entry to the reinsurance industry for non-insurers are mainly the time, capital and talent necessary to attract, underwrite and manage the business. Increased competition could cause us and other reinsurance providers to charge lower premium rates and obtain less favorable contract terms, which could adversely affect our ability to generate revenue and grow our business. Our business may be more susceptible to competition because we have a relatively small number of clients.

CONSOLIDATION IN THE INSURANCE INDUSTRY COULD LEAD TO LOWER MARGINS FOR US AND LESS DEMAND FOR LIFE AND ANNUITY REINSURANCE PRODUCTS.

     Many insurance industry participants are consolidating to enhance their market power. These entities, particularly life insurance companies, may try to use their market power to negotiate price reductions for our products and services. If competitive pressures compel us to reduce our prices, our operating margins will decrease. As the insurance industry consolidates, competition for customers will become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance.

WE MAY REQUIRE ADDITIONAL WORKING CAPITAL OR FINANCING TO FULLY IMPLEMENT OUR STRATEGIES TO GROW OUR BUSINESS.

     We believe that our existing sources of cash, together with the net proceeds from our initial public offering, will be sufficient to meet our business needs through the first quarter of 2003, including exercising our contractual rights under our reinsurance agreements to increase our reinsurance percentages and convert certain monthly renewable term reinsurance arrangements to coinsurance and modified coinsurance. Thereafter, or if the public offering is not completed for any reason, to continue to fully implement our growth strategies, we may need to raise additional funds through loans from financial institutions and the sale of equity securities in subsequent private or underwritten public offerings. We cannot assure you that such alternatives would be available to us at an acceptable cost, if at all.

DUE TO THE TRANSACTIONS WE HAVE ENTERED INTO WITH ENTITIES THAT HAVE A COMMON OWNERSHIP WITH WORLD FINANCIAL GROUP, CONFLICTS OF INTEREST MAY ARISE WITH RESPECT TO OUR BUSINESS DEALINGS WHICH MAY HAVE AN ADVERSE EFFECT ON OUR FUTURE BUSINESS OPERATIONS.

     In 1999, we issued a $5.0 million convertible note to Money Services, Inc. The note is currently convertible into 312,750 shares of our common stock. If Money Services were to convert the note, it would own approximately 8% of our outstanding common stock. Each of World Financial Group, Western Reserve and Money Services are subsidiaries of AEGON USA, Inc. and may therefore be considered related to us due to Money Services' ownership of a promissory note convertible into more than 5% of our common stock.

     Due to the relationships among us, the independent agents associated with World Financial Group, Western Reserve, Money Services, World Financial Group and AEGON USA, conflicts of interest may arise with respect to existing and future business dealings, including:

     - The terms of World Financial Group's selling agreements (including commission arrangements) and our reinsurance relationships with life insurance companies;

     - Agreements among us, World Financial Group, Western Reserve, Money Services, AEGON USA and their affiliates;

     - Potential acquisitions of properties or businesses;

     - Potential divestitures of properties or businesses; and

     - The issuance of additional securities by us.

A CHANGE IN DEMAND FOR REINSURANCE COULD LEAD TO REDUCED PREMIUM RATES, WHICH COULD REDUCE OUR NET INCOME.

     The successful underwriting of primary insurers and prevailing general economic conditions significantly influence demand for reinsurance. In addition, as primary insurers consolidate and grow, they may require less reinsurance. The supply of reinsurance is related to prevailing prices and levels of surplus capacity that, in turn, may fluctuate in response to changes in rates of return being realized in the reinsurance industry. It is possible that premium rates or other terms and conditions could vary in the future, that the present level of demand will not continue or that the present level of supply of reinsurance could increase as a result of recent or future market entrants or the growth of existing reinsurers.

IF WE ARE UNABLE TO REALIZE OUR INVESTMENT OBJECTIVES, OUR FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED.

     Our operating results depend in part on the performance of our investment portfolio. Our investments are selected with the objective of maximizing investment returns consistent with appropriate credit, diversification, tax and regulatory consideration, while providing sufficient liquidity to enable us to meet our obligations as a reinsurance company on a timely basis. Our ability to achieve our investment objectives is affected by general economic conditions that are beyond our control.

     General economic conditions can adversely affect the markets for interest-rate-sensitive securities, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the value of fixed income securities. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. General economic conditions, stock market conditions and many other factors can also adversely affect the equities market and, consequently, the value of any equity securities we may own. We may not be able to realize our investment objectives, which could reduce our net income significantly.

     The state insurance laws in the United States restricting the investments of insurance companies are not directly applicable to Global Preferred Re. Unlike insurance regulations in the United States, Bermuda law does not limit or regulate investments of Global Preferred Re as a long-term insurer provided that such investments are made for its potential benefit and Global Preferred Re maintains the minimum solvency margin prescribed under the Bermuda Insurance Act 1978. We have developed specific investment guidelines that stress diversification of risk, conservation of principal and liquidity, which are reviewed periodically by the Investment Committee of the board of directors.

CHANGES IN INVESTMENT MARKETS COULD CAUSE A DECLINE IN THE REVENUES WE EARN UNDER OUR COINSURANCE AND MODIFIED COINSURANCE AGREEMENTS.

     Due to the nature of the variable universal life and variable annuity products we reinsure, we are generally insulated from the direct impact of changes in the investment yields of these products. However, on an overall basis, a decline in investment yields is expected to cause a decrease in our revenues under our coinsurance and modified coinsurance agreements because the funds upon which some of our revenues are calculated would presumably be lower, resulting in a corresponding decrease in our income. Conversely, an increase in investment yields is expected to have the opposite effect. Policies reinsured under the coinsurance and modified coinsurance agreements during 1998, 1999 and early 2000 experienced favorable investment yields, which resulted in increased earnings during these periods. Moreover, the greater than otherwise expected asset base resulted in increased anticipated future gross profits as used in amortizing the associated deferred acquisition costs. Conversely, a reduction in investment yields, as experienced in the latter half of 2000 and 2001, may result in a decrease in future revenues and anticipated future gross profits from that otherwise assumed, thereby resulting in lower earnings during future periods.

OUR INABILITY TO PROVIDE SATISFACTORY FINANCIAL SECURITY TO LIFE INSURANCE COMPANIES THAT REINSURE THROUGH US COULD SIGNIFICANTLY AND NEGATIVELY AFFECT OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY.

     Because we are not required to be licensed or admitted as an insurer in any jurisdiction other than Bermuda and because many jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security measures are in place, the majority of our reinsurance customers typically require us to obtain a letter of credit or provide other collateral through funds withheld or trust arrangements. Our letters of credit are collateralized with fixed income securities. If we are unable to increase our letter of credit capacity or are unable to do so on commercially acceptable terms or are unable to arrange for other collateral through funds withheld or trust arrangements, our ability to implement our business strategy would be significantly and negatively affected.

     Although we currently have three letters of credit issued by Comerica Bank for the benefit of Western Reserve, Pacific Life and Zurich Kemper, in the amounts of $8.5 million, $50,000 and $300,000, respectively, as we grow we will need additional letter of credit capacity, or other acceptable forms of security. If we are unable to increase our letter of credit capacity, or are unable to do so on commercially acceptable terms or are unable to arrange for other collateral through funds withheld or trust arrangements, our ability to implement our business strategy would be significantly and negatively affected.

DUE TO THE ABSENCE OF A FINANCIAL STRENGTH RATING, IT MAY BE MORE DIFFICULT FOR US TO ENTER NEW MARKETS.

     We are not currently rated by any insurance company rating service and have not sought any rating because the absence of a financial rating has not, to date, interfered with the implementation of our business strategy. However, development of our future business may be affected by the absence of such a rating. Accordingly, we will seek a rating if we believe it will enhance our business opportunities. We cannot assure you that we would receive a favorable rating.

OUR RESULTS OF OPERATIONS MAY FLUCTUATE FROM QUARTER TO QUARTER AND MAY NOT BE INDICATIVE OF OUR LONG-TERM PROSPECTS.

     Our results of operations may fluctuate significantly from quarter to quarter. Fluctuations may result from a variety of factors, including the volume and mix of reinsurance products we write, claim experience, policy persistency, timing of expenses and the performance of our investment portfolio. In particular, we seek to underwrite products and make investments to achieve long-term results. Accordingly, our short-term results of operations may not be indicative of our long-term prospects.

THE NATURE OF OUR BUSINESS REQUIRES OUR MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT OUR PRICING, RISK ASSESSMENT AND FINANCIAL STATEMENTS.

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Accounts that we deem to be sensitive to changes in estimates include deferred policy acquisition costs and future policy benefits. In addition, management is required to make estimates and assumptions that affect our pricing and risk assessments. In all instances, actual results could differ from management's estimates and have an adverse impact on our financial condition and business operations.

WE HAVE NO SIGNIFICANT OPERATIONS OTHER THAN OUR OWNERSHIP OF GLOBAL PREFERRED RE, WHICH IS REGULATED WITH RESPECT TO DECLARING OR PAYING DIVIDENDS. RESTRICTIONS ON OUR SUBSIDIARY'S ABILITY TO DECLARE AND PAY DIVIDENDS MAY HAVE A MATERIAL ADVERSE AFFECT ON OUR OPERATIONS.

     We are a holding company with no direct operations, and our principal asset is the capital stock of Global Preferred Re. Dividends and other permitted payments from our subsidiary are expected to be our sole source of funds to meet ongoing cash requirements, including debt service payments. Global Preferred Re's declaration and payment of dividends and making of distributions to us is limited under Bermuda law and regulations. Under the Insurance Act 1978 of Bermuda and related regulations, Global Preferred Re must maintain specified minimum solvency levels and is prohibited from declaring or paying dividends that would result in non-compliance. Further as a long-term insurer, Global Preferred Re must maintain long-term assets with a value of at least $250,000 more than its long-term liabilities and is prohibited from declaring or paying dividends that would result in noncompliance or if, among other things, it has reasonable grounds for believing that after making such payment it would not be able to pay its liabilities as they become due. Accordingly, we cannot assure you that Global Preferred Re will declare or pay dividends or make distributions in the future. The inability of Global Preferred Re to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our operations.

     As of December 31, 2000, Global Preferred Re had total statutory capital and surplus, under the Insurance Act 1978 of Bermuda, of $9.0 million. The amount available for distribution of dividends was $8.7 million. As approved by the directors of Global Preferred Re, during fiscal year 2000 Global Preferred Re paid dividends of $3.4 million to Global Preferred. Global Preferred Re paid no dividends to Global Preferred during fiscal year 2001.

OUR BUSINESS IS GEOGRAPHICALLY CONCENTRATED; THEREFORE, OUR OPERATIONS MAY BE AFFECTED BY REGULATORY, ECONOMIC, DEMOGRAPHIC AND OTHER CONDITIONS SPECIFIC TO A SMALL NUMBER OF STATES.

     Historically, a substantial portion of the policies we have reinsured were sold in a few states. Much of our reinsurance premiums and reinsured policy revenues were derived from Western Reserve (89% for the year ended December 31, 2001). According to information provided to us by Western Reserve for the year ended December 31, 2001, over 63% of the variable universal life premiums from policies sold by agents associated with World Financial Group and its predecessor, on behalf of Western Reserve came from the states of California, Texas, Utah, Illinois and Maryland, with 43% coming from California alone. Similarly, in 2001, over 63% of all variable annuity premiums from policies sold by the agents associated with World Financial Group and its predecessor, on behalf of Western Reserve came from California, Texas, Utah, Illinois and Maryland, with nearly 22% coming from California. We believe that the geographic distribution of the policies we reinsure bears a similar geographic concentration. As a result of such concentration, our operations may be significantly affected by regulatory, economic, demographic and other conditions specific to California and a small number of other states.

OUR RELIANCE ON PAYMENTS FROM LIFE INSURANCE COMPANIES UNDER OUR REINSURANCE AGREEMENTS EXPOSES US TO CREDIT RISK.

     We are exposed to credit risk with respect to the payments owed to us by the life insurance companies under our reinsurance agreements. Our operating cash flow is derived entirely from reinsurance premiums and revenues those companies pay to us. An adverse change in the financial condition of a life insurance company for which we provide reinsurance, especially Western Reserve, could impair our ability to collect these balances as a general creditor, which, in turn, could result in a material, adverse effect upon our financial condition.

IF WE BECOME SUBJECT TO INSURANCE STATUTES AND REGULATIONS IN JURISDICTIONS OTHER THAN BERMUDA OR THERE IS A CHANGE TO A BERMUDA LAW OR APPLICATION OF BERMUDA LAW, THERE COULD BE A SIGNIFICANT AND NEGATIVE IMPACT ON OUR BUSINESS.

     Global Preferred Re, our wholly owned operating subsidiary, is registered in Bermuda as a long-term insurer. It is subject to regulation and supervision in Bermuda. These statutes and regulations may restrict our ability to write reinsurance policies, to distribute funds and to pursue our investment strategy. Bermuda insurance statutes, regulations and policies of the Bermuda Monetary Authority and the Minister of Finance require Global Preferred Re to, among other things:

     - Maintain a minimum level of capital, surplus and liquidity;

     - Satisfy solvency standards;

     - Restrict dividends and distributions;

     - Obtain prior approval of ownership and transfers of shares;

     - Maintain a principal office and appoint and maintain a Principal Representative in Bermuda; and

     - Provide for the performance of certain periodic examinations of Global Preferred Re and its financial condition.

     In general, reinsurers domiciled outside the United States are not subject to substantial direct regulation in the United States. However, most, if not all, states within the United States do not permit life insurance companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or unadmitted reinsurers, such as Global Preferred Re, unless appropriate security measures exist. In order for life insurance companies to receive credit for reinsurance written, Global Preferred Re has had to post letters of credit with those life insurance companies whose policies we reinsure. If Global Preferred Re should encounter difficulty in obtaining such letters of credit or alternative security in the future, our ability to operate and expand our business would be severely limited.

     Generally, Bermuda insurance statutes and regulations applicable to Global Preferred Re are less restrictive than those that would be applicable if Global Preferred Re were subject to the insurance laws of any state in the United States. In the past, there have been congressional and other initiatives in the United States regarding proposals to supervise and regulate insurers domiciled outside the United States. If in the future we became subject to any insurance laws of the United States or any state thereof or of any other jurisdiction, we cannot assure you that we would be in compliance with those laws or that coming into compliance with those laws would not have a significant and negative effect on our business.

     If we choose to attempt to become licensed in another jurisdiction other than Bermuda, we may not be able to become licensed as the process of obtaining licenses is very time consuming and costly. The modification of the conduct of our business resulting from our becoming licensed in certain jurisdictions could significantly and negatively affect our business. In addition, our inability to comply with insurance statutes and regulations could significantly and adversely affect our business by limiting our ability to conduct business as well as subjecting us to penalties and fines.

GLOBAL PREFERRED RE MAY BECOME SUBJECT TO TAXES IN BERMUDA AFTER 2016, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

     The Bermuda Minister of Finance, under The Exempted Undertakings Tax Protection Act 1966 of Bermuda, has given us assurance that if any legislation is enacted in Bermuda that would impose tax on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or to any of our operations or our shares, debentures or other obligations until March 28, 2016. We cannot assure you that Global Preferred Re will not be subject to any Bermuda tax after that date.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We seek to earn a favorable risk-adjusted total return on our assets by engaging in an investment strategy that employs strategies to manage investment risk. We attempt to maintain adequate liquidity in our fixed income portfolio to fund operations and protect against unexpected events. We have diversified our portfolio to reduce volatility. We seek to manage our credit risk through industry and issuer diversification, and interest rate risk by monitoring the duration and structure of our investment portfolio relative to the duration and structure of our liability portfolio. We are exposed to potential loss from various market risks, primarily changes in interest rates and equity prices. Accordingly, earnings would be affected by these changes. We manage our market risk based on investment policies approved by our board of directors.

     We do not directly control the allocation of our assets to strategies or underlying funds, nor do we control the manner in which they are invested by underlying fund managers. We utilize an independent investment manager to invest our assets in accordance with our investment guidelines. Conning Asset Management Inc., a subsidiary of Swiss Reinsurance Company, has been our investment manager since June 1998. Conning has discretionary authority to manage our non-cash investment portfolio. As a result, the performance of our aggregate investment portfolio depends largely on the ability of Conning to select and manage appropriate investments. However, we consistently and systematically monitor the strategies and funds in which we are invested, and we believe our overall risk is limited as a result of our selected strategy. We do not have, nor have we ever had, an affiliation with Conning, nor has Conning disclosed any affiliation with the ceding life companies.

     At December 31, 2001, the impact on our investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 1.8%, or approximately $357,000, and the impact on our investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 1.6%, or approximately $332,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are attached hereto commencing on page F-1.

     - Independent Auditors' Report

     - Consolidated Balance Sheets at December 31, 2000 and 2001

     - Consolidated Statements of Income for the years ended December 31, 1999, 2000, and 2001

     - Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 1999, 2000, and 2001

     - Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000, and 2001

     - Notes to Consolidated Financial Statements for the years ended December 31, 1999, 2000, and 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No change in or disagreement with accountants occurred during 2001.

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Part III is incorporated by reference to the registrant's definitive proxy statement for the annual meeting of stockholders to be filed not more than 120 days after the year ended December 31, 2001 or such information shall be included by amendment to this report to be filed within 30 days from the date hereof.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed or incorporated by reference as part of this Form 10-K.

          1. The audited consolidated financial statements of Global Preferred Holdings, Inc. and the related auditor's report listed in the Index to Financial Statements and Financial Statement Schedule appearing on page F-1.

          2. The schedule listed in the Index to Financial Statements and Financial Statement Schedule appearing on pages F-2.

          3. The exhibits filed as part of this report as required by Item 601 of Regulation S-K are included in the Index to Exhibits appearing on page E-1.

     (b) Reports on Form 8-K.

          A Current Report on Form 8-K was filed with the Securities and Exchange Commission on October 1, 2001, to disclose Global Preferred's name change from The WMA Corporation to Global Preferred Holdings, Inc.

          A Current Report on Form 8-K was filed with the Securities and Exchange Commission on October 4, 2001, to disclose Global Preferred's correspondence with its stockholders regarding its second quarter results.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GLOBAL PREFERRED HOLDINGS, INC.

                                          By:    /s/ EDWARD F. MCKERNAN
                                            ------------------------------------
                                                 Edward F. McKernan
                                                 Chief Executive Officer and
                                              President

Date: March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

              /s/ EDWARD F. MCKERNAN                 Chief Executive Officer,             March 29, 2002
 ------------------------------------------------    President and Director
                Edward F. McKernan                   (Principal Executive Officer)


               /s/ BRADLEY E. BARKS                  Chief Financial Officer and          March 29, 2002
 ------------------------------------------------    Senior Vice President -- Finance
                 Bradley E. Barks


              /s/ CARYL P. SHEPHERD                  Chief Accounting Officer,            March 29, 2002
 ------------------------------------------------    Treasurer and Controller
                 Carl P. Shepherd                    (Principal Accounting Officer)


               /s/ JOSEPH F. BARONE                  Chairman of the Board of Directors   March 29, 2002
 ------------------------------------------------    and Director
                 Joseph F. Barone


                /s/ MILAN RADONICH                   Director                             March 29, 2002
 ------------------------------------------------
                  Milan Radonich


             /s/ THOMAS W. MONTGOMERY                Director                             March 29, 2002
 ------------------------------------------------
               Thomas W. Montgomery

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Certificate of Incorporation of the Registrant, as amended
          (incorporated by reference to Exhibit 3.1 to Registrant's
          Registration Statement on Form SB-2 filed on June 28, 1995).
  3.1.1   Amendment to Certificate of Incorporation of the Registrant,
          changing the name of the Company to "The WMA Corporation"
          (incorporated by reference to Exhibit 3.1.1 to Registrant's
          Quarterly Report on Form 10-QSB for the quarter ended March
          31, 1998, filed on May 15, 1998).
  3.1.2   Amendment to Certificate of Incorporation of the Registrant,
          increasing the number of authorized shares of common stock and creating a new class of authorized shares of preferred stock (incorporated by reference to Exhibit 3.1.1 to
          Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, filed on August 16, 1999).
  3.1.3   Certificate of Amendment to Certificate of Incorporation of
          the Registrant, changing the name of the Company to "Global
          Preferred Holdings, Inc." (incorporated by reference to
          Exhibit 3.1 to Registrant's Quarterly Report on Form 10-QSB
          for the quarter ended September 30, 2001, filed on November
          14, 2001).
  3.2     Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Registration
          Statement on Form S-1 filed on February 22, 2002).
  4.1     Revised Specimen Stock Certificate (incorporated by
          reference to Exhibit 4.1 to Registrant's Registration
          Statement on Form S-1 filed on February 22, 2002).
  4.2     Subscription Agreement (incorporated by reference to Exhibit
          4.3 to Registrant's Registration Statement on Form SB-2
          filed on November 17, 1995).
  4.3     Revised Specimen Warrant (incorporated by reference to
          Exhibit 4.4 to Registrant's Registration Statement on Form
          SB-2 filed on December 29, 1995).
  4.4     Loan Agreement between WMA Agency and Offering Subscribers
          (incorporated by reference to Exhibit 4.5 to Registrant's
          Registration Statement on Form SB-2 filed on November 17,
          1995).
 10.1     Form of Escrow Agreement between Registrant and Fidelity
          National Bank as Escrow Agent (incorporated by reference to
          Exhibit 10.1 to Registrant's Registration Statement on Form
          SB-2 filed on September 22, 1995).
 10.2     Form of Promotional Share Escrow Agreement (incorporated by reference to Exhibit 10.2 to Registrant's Registration
          Statement on Form SB-2 filed on November 17, 1995).
 10.3     Loan Agreement with Money Services, Inc. (incorporated by
          reference to Exhibit 10.3 to Registrant's Registration
          Statement on Form SB-2 filed on November 17, 1995).
 10.4     Loan Agreement between Money Services, Inc. and WMA Agency
          (incorporated by reference to Exhibit 10.4 to Registrant's
          Registration Statement on Form SB-2 filed on November 17,
          1995).
 10.5     Management Agreement with WMA Management (incorporated by
          reference to Exhibit 10.5 to Registrant's Registration
          Statement on Form SB-2 filed on November 17, 1995).
 10.6     Modification of Loan & Security Agreement between Money
          Services, Inc. and WMA Agency (incorporated by reference to
          Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB
          for the quarter ended March 31, 1998, filed on May 15,
          1998).
 10.7     Reinsurance Agreement No. 1 between WMA Life Insurance
          Company Limited and Western Reserve Life Assurance Company
          of Ohio, dated July 9, 1996 (incorporated by reference to
          Exhibit 10.4 to Registrant's Quarterly Report on Form 10-QSB
          for the quarter ended March 31, 1998, filed on May 15,
          1998).
 10.8     Corporate Services Agreement with World Marketing Alliance,
          Inc. (incorporated by reference to Exhibit 10.3 to
          Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, filed on August 14, 1998).
 10.9*    Automatic Variable Annuity Reinsurance Agreement between
          Western Reserve Life Assurance Company of Ohio and WMA Life
          Insurance Company Limited, effective January 1, 1998
          (incorporated by reference to Exhibit 10.5 to Registrant's
          Quarterly Report on Form 10-QSB for the quarter ended June
          30, 1998, filed on August 14, 1998).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.10*   Automatic Flexible Premium Variable Life Reinsurance
          Agreement Number 2 between Western Reserve Life Assurance
          Company of Ohio and WMA Life Insurance Company Limited,
          effective April 1, 1998 (incorporated by reference to
          Exhibit 10.6 to Registrant's Quarterly Report on Form 10-QSB
          for the quarter ended June 30, 1998, filed on August 14,
          1998).
 10.11    Sublease Agreement by and between World Marketing Alliance,
          Inc. and The WMA Corporation, dated as of January 21, 1998
          (incorporated by reference to Exhibit 10.5 to Registrant's
          Annual Report on Form 10-KSB/A for the year ended December
          31, 1997, filed on October 1, 1998).
 10.12    Management Agreement dated August 2, 1995 between CFM
          Insurance Managers, Ltd. and WMA Life (incorporated by
          reference to Exhibit 10.7 to Registrant's Annual Report on
          Form 10-KSB/A for the year ended December 31, 1997, filed on
          October 1, 1998).
 10.13    Form of Pledge and Security Agreement and Irrevocable Proxy
          between Debtor and World Marketing Alliance, Inc.
          (incorporated by reference to Exhibit 10.8 to Registrant's
          Annual Report on Form 10-KSB/A for the year ended December
          31, 1997, filed on October 1, 1998).
 10.14    Revolving Line of Credit Loan Agreement between The WMA
          Corporation and Money Services, Inc., dated September 30,
          1998 (incorporated by reference to Exhibit 10.1 to
          Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, filed on November 16, 1998).
 10.15    Revolving Line of Credit Promissory Note issued by The WMA
          Corporation on September 30,1998 to Money Services, Inc. in
          the principal sum of $10,000,000 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form
          10-QSB for the quarter ended September 30, 1998, filed on
          November 16, 1998).
 10.16    Directed Reinsurance Agreement between WMA Life and WMA
          Agency, dated June 8, 1998 (incorporated by reference to
          Exhibit 10.3 to Registrant's Quarterly Report on Form 10-QSB
          for the quarter ended September 30, 1998, filed on November
          16, 1998).
 10.17    First Amendment of Revolving Line of Credit Promissory Note
          between The WMA Corporation and Money Services, Inc., dated
          January 29, 1999 (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-QSB for the
          quarter ended March 31, 1999, filed on May 17, 1999).
 10.18    1999 Stock Option Plan and Stock Option Agreement Form of
          the Registrant (incorporated by reference to Exhibit A to
          Registrant's Definitive Proxy Statement, filed on August 3,
          1999).
 10.19    Amendment Number 1 to the Automatic Flexible Premium
          Variable Life Reinsurance Agreement Number 2 between Western
          Reserve Life Assurance Co. of Ohio and WMA Life Insurance
          Company Limited, effective January 1, 1999 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999,
          filed on November 15, 1999).
 10.20    Amendment Number 1 to the Automatic Variable Annuity
          Reinsurance Agreement between Western Reserve Life Assurance
          Co. of Ohio and WMA Life Insurance Company Limited,
          effective January 1, 1999 (incorporated by reference to
          Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB
          for the quarter ended September 30, 1999, filed on November
          15, 1999).
 10.21    Third Amendment of Revolving Line of Credit Promissory Note
          between The WMA Corporation and Money Services, Inc., dated
          July 30, 1999 (incorporated by reference to Exhibit 10.2 to
          Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, filed on November 15, 1999).
 10.22    Five Year Term Note issued by The WMA Corporation to Money
          Services, Inc. on July 30, 1999 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form
          10-QSB for the quarter ended September 30, 1999, filed on
          November 15, 1999).
 10.23    Fourth Amendment of Revolving Line of Credit Promissory Note
          between The WMA Corporation and Money Services, Inc.,
          effective December 31, 1999 (incorporated by reference to
          Exhibit 10.1 to Registrant's Annual Report on Form 10-KSB
          for the year ended December 31, 1999, filed on March 20,
          2000).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.24*   Amendment Number 2 to the Automatic Flexible Premium
          Variable Life Reinsurance Agreement Number 2 between Western
          Reserve Life Assurance Co. of Ohio and WMA Life Insurance
          Company Limited, effective October 1, 1999 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on
          Form 10-KSB/A for the year ended December 31, 1999, filed on
          March 30, 2000).
 10.25*   Automatic Flexible Premium Variable Life Reinsurance
          Agreement Number 3 between Western Reserve Life Assurance
          Co. of Ohio and WMA Life Insurance Company Limited,
          effective October 1, 1999 (incorporated by reference to
          Exhibit 10.3 to Registrant's Annual Report on Form 10-KSB/A
          for the year ended December 31, 1999, filed on March 30,
          2000).
 10.26*   Amendment Number 2 to the Automatic Variable Annuity
          Reinsurance Agreement between Western Reserve Life Assurance
          Co. of Ohio and WMA Life Insurance Company Limited,
          effective October 1, 1999 (incorporated by reference to
          Exhibit 10.4 to Registrant's Annual Report on Form 10-KSB/A
          for the year ended December 31, 1999, filed on March 30,
          2000).
 10.27    Amendment Number 3 to the Automatic Flexible Premium
          Variable Life Reinsurance Agreement Number 2 between Western
          Reserve Life Assurance Co. of Ohio and WMA Life Insurance
          Company Limited, effective February 1, 2000 (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on
          Form 10-KSB/A for the year ended December 31, 1999, filed on
          March 30, 2000).
 10.28    Amendment Number 3 to the Automatic Variable Annuity
          Reinsurance Agreement between Western Reserve Life Assurance
          Co. of Ohio and WMA Life Insurance Company Limited,
          effective February 1, 2000 (incorporated by reference to
          Exhibit 10.6 to Registrant's Annual Report on Form 10-KSB/A
          for the year ended December 31, 1999, filed on March 30,
          2000).
 10.29*   Amendment Number 4 to the Automatic Flexible Premium
          Variable Life Reinsurance Agreement Number 2 between Western
          Reserve and WMA Life, effective January 1, 2000
          (incorporated by reference to Exhibit 10.1 to Registrant's
          Annual Report on Form 10-KSB for the year ended December 31,
          2000, filed on March 20, 2001).
 10.30*   Amendment Number 5 to the Automatic Variable Annuity
          Reinsurance Agreement between Western Reserve and WMA Life, effective January 1, 2000 (incorporated by reference to
          Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB
          for the year ended December 31, 2000, filed on March 20,
          2001).
 10.31    Third Amendment and Joinder to the Directed Reinsurance
          Agreement between The WMA Corporation, World Marketing
          Alliance, Inc. and World Financial Group, Inc. dated July
          12, 2001 (incorporated by reference to Exhibit 10.1 to
          Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed on August 13, 2001).
 10.32    First Right Agreement between The WMA Corporation and
          Western Reserve Life Assurance Co. of Ohio dated July 12,
          2001 (incorporated by reference to Exhibit 10.2 to
          Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed on August 13, 2001).
 10.33    Amendment Number 3 to the Automatic Reinsurance Agreement
          between Western Reserve Life Assurance Company of Ohio and
          WMA Life Insurance Company Limited, effective as of
          September 18, 2001 (incorporated by reference to Exhibit
          10.33 to Registrant's Registration Statement on Form S-1,
          filed on February 22, 2002).
 10.34    Amendment Number 5 to the Automatic Flexible Premium
          Variable Life Reinsurance Agreement Number 2 between Western
          Reserve and WMA Life, effective September 18, 2001
          (incorporated by reference to Exhibit 10.34 to Registrant's
          Registration Statement on Form S-1, filed on February 22,
          2002).
 10.35    Amendment Number 2 to the Automatic Flexible Premium
          Variable Life Reinsurance Agreement Number 3 between Western
          Reserve Life Assurance Co. of Ohio and WMA Life Insurance
          Company Limited, effective September 18, 2001 (incorporated by reference to Exhibit 10.36 to Registrant's Registration
          Statement on Form S-1, filed on February 22, 2002).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.36*   Amendment Number 6 to the Automatic Variable Annuity
          Reinsurance Agreement between Western Reserve Life Assurance
          Co. of Ohio and WMA Life Insurance Company Limited,
          effective September 18, 2001(incorporated by reference to
          Exhibit 10.37 to Registrant's Registration Statement on Form
          S-1, filed on February 22, 2002).
 10.37    Global Preferred Holdings, Inc. Stock Incentive Plan and
          Form of Stock Option Grant Certificate (incorporated by
          reference to Exhibit 10.38 to Registrant's Registration
          Statement on Form S-1, filed on February 22, 2002).
 10.38    Global Preferred Holdings, Inc. Directors Stock Option Plan
          and Form of Stock Option Grant Certificate (incorporated by reference to Exhibit 10.39 to Registrant's Registration
          Statement on Form S-1, filed on February 22, 2002).
 10.39    Form of Officer and Director Indemnification Agreement
          (incorporated by reference to Exhibit 10.40 to Registrant's
          Registration Statement on Form S-1, filed on February 22,
          2002).
 10.40    Employment Agreement by and between the Registrant and
          Edward F. McKernan, effective January 1, 2002 (incorporated by reference to Exhibit 10.41 to Registrant's Registration
          Statement on Form S-1, filed on February 22, 2002).
 10.41    Resignation of S. Hubert Humphrey, Jr., dated December 28,
          2001 (incorporated by reference to Exhibit 10.1 to
          Registrant's Form 8-K, filed on February 22, 2002).
 10.42    Form of Stock Option Grant Certificate for S. Hubert
          Humphrey, Jr. (incorporated by reference to Exhibit 10.2 to
          Registrant's Form 8-K, filed on February 22, 2002).
 10.43    Employment Agreement by and between the Registrant and Caryl
          P. Shepherd, effective February 1, 2002 (incorporated by
          reference to Exhibit 10.42 to Registrant's Registration
          Statement on Form S-1/A, filed on March 29, 2002).
 10.44    Employment Agreement by and between the Registrant and
          Bradley E. Barks, effective March 4, 2002 (incorporated by reference to Exhibit 10.45 to Registrant's Registration
          Statement on Form S-1/A, filed on March 29, 2002).
 10.45    Employment Agreement by and between the Registrant and
          Thomas Bobowski, effective March 4, 2002 (incorporated by
          reference to Exhibit 10.46 to Registrant's Registration
          Statement on Form S-1/A, filed on March 29, 2002).
 10.46*   Automatic Pool Reinsurance Agreement, effective April 1,
          1998, among WMA Life Insurance Company Limited, American
          Phoenix Life and Reinsurance Company, Swiss Re Life & Health
          America, Inc., The Lincoln National Life Insurance Company
          and Transamerica Occidental Life Insurance Company
          (incorporated by reference to Exhibit 10.47 to Registrant's
          Registration Statement on Form S-1/A, filed on March 29,
          2002).

---------------

* Confidential Treatment has been requested with respect to portions of these documents. The omitted portions of these documents were filed separately with the Securities and Exchange Commission.

                        GLOBAL PREFERRED HOLDINGS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
FINANCIAL STATEMENTS:
Independent Auditor's Report................................    F-2
Consolidated Balance Sheets as of December 31, 1999, 2000
  and 2001..................................................    F-3
Consolidated Statements of Income for the Years Ended
  December 31, 1999, 2000 and 2001..........................    F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 2000 and 2001..............    F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 2000 and 2001..........................    F-6
Notes to Consolidated Financial Statements..................    F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Global Preferred Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Global Preferred Holdings, Inc. and subsidiaries (formerly known as The WMA Corporation) as of December 31, 2000 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of Global Preferred's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Preferred Holdings, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows, for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Atlanta, Georgia
March 8, 2002

                        GLOBAL PREFERRED HOLDINGS, INC.
                          Consolidated Balance Sheets

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 2000          2001
                                                              -----------   -----------
                           Assets
Fixed maturity securities -- available for sale (amortized
  cost of $5,817,900 and $11,480,749 for 2000 and 2001,
  respectively).............................................  $ 5,912,379   $12,214,279
Cash and cash equivalents...................................    4,259,153     8,062,110
Investment income due and accrued...........................      113,558       172,055
Reinsurance balances receivable.............................    2,632,949     2,842,908
Reinsured policy loans......................................      867,023     1,013,629
Deferred acquisition costs..................................   42,752,339    42,800,269
Prepaid expenses............................................       31,210       659,538
Fixed assets (net of accumulated depreciation of $102,992
  and $147,750 for 2000 and 2001, respectively).............       48,806        88,114
                                                              -----------   -----------
          Total assets......................................  $56,617,417   $67,852,902
                                                              ===========   ===========
            Liabilities and Stockholders' Equity
Liabilities:
  Future policy benefits....................................  $ 8,025,748   $11,911,532
  Reinsurance balances payable..............................      388,016       188,818
  Accrued expenses and accounts payable.....................      140,118       544,683
  Accrued interest payable..................................      161,356       158,219
  Dividend payable..........................................       12,245            --
  Current income tax payable................................      405,431       413,299
  Short term debt...........................................      277,285            --
  Long term debt............................................    5,000,000     5,000,000
  Deferred tax liability....................................    5,618,285     7,667,767
                                                              -----------   -----------
          Total liabilities.................................   20,028,484    25,884,318
                                                              -----------   -----------
Stockholders' equity:
  Preferred stock, par value $2.00, 10,000,000 shares
     authorized; Series A Preferred Stock, 1,000,000 shares
     authorized; 266,047 shares issued for 2000 and 2001....      532,094       532,094
  Common stock, par value $.001, 50,000,000 shares
     authorized; 2,500,000 shares and 3,750,000 shares
     issued for 2000 and 2001, respectively.................        2,500         3,750
  Additional paid-in capital................................   22,795,581    22,794,331
  Accumulated other comprehensive income....................       62,357       246,531
  Retained earnings.........................................   13,246,301    18,441,145
  Treasury stock, at cost (7,485 shares and 7,390 shares for
     2000 and 2001, respectively)...........................      (49,900)      (49,267)
                                                              -----------   -----------
          Total stockholders' equity........................   36,588,933    41,968,584
                                                              -----------   -----------
Total liabilities and stockholders' equity..................  $56,617,417   $67,852,902
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                        GLOBAL PREFERRED HOLDINGS, INC.
                       Consolidated Statements of Income

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          2000          2001
                                                        -----------   -----------   -----------
Revenues:
  Premiums............................................  $ 9,692,649   $16,618,927   $19,240,551
  Reinsured policy revenues...........................   13,505,823    12,893,664    11,237,610
  Net investment income...............................      349,683       527,613       810,544
  Net realized gain (loss) on investments.............      (66,000)        2,606        44,807
  Loss on recapture of business.......................     (822,814)           --            --
                                                        -----------   -----------   -----------
     Total revenue....................................   22,659,341    30,042,810    31,333,512
                                                        -----------   -----------   -----------
Benefits and expenses:
  Benefits, claims and settlement expenses............    4,511,469     7,559,164     6,292,392
  Change in future policy benefits....................      313,679     2,052,733     2,411,335
  Reinsurance expense allowances, net.................    5,362,263     7,539,492     8,501,197
  Amortization of deferred acquisition costs..........    3,789,318     4,016,629     3,944,660
  Operating expenses..................................      983,148     1,256,080     1,951,634
  Interest expense....................................    1,153,958       665,119       378,145
                                                        -----------   -----------   -----------
     Total benefits and expenses......................   16,113,835    23,089,217    23,479,363
                                                        -----------   -----------   -----------
     Income before income tax.........................    6,545,506     6,953,593     7,854,149
  Income tax expense..................................   (2,225,472)   (1,820,717)   (2,391,568)
                                                        -----------   -----------   -----------
     Net income.......................................  $ 4,320,034   $ 5,132,876   $ 5,462,581
                                                        -----------   -----------   -----------
  Preferred dividends.................................           --       155,198       267,104
                                                        -----------   -----------   -----------
     Net income available to common stockholders......  $ 4,320,034   $ 4,977,678   $ 5,195,477
                                                        ===========   ===========   ===========
Basic earnings per share..............................  $      1.15   $      1.33   $      1.39
                                                        ===========   ===========   ===========
Diluted earnings per share............................  $      1.15   $      1.30   $      1.32
                                                        ===========   ===========   ===========
Weighted average common shares outstanding............    3,742,610     3,742,610     3,742,610
                                                        ===========   ===========   ===========
Total weighted average common and common equivalent
  shares outstanding..................................    3,742,610     3,943,897     4,141,684
                                                        ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                        GLOBAL PREFERRED HOLDINGS, INC.
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                 Years ended December 31, 1999, 2000, and 2001

                                                                                               ACCUMULATED
                                  NUMBER OF               NUMBER OF             ADDITIONAL        OTHER
                                  PREFERRED   PREFERRED    COMMON     COMMON      PAID-IN     COMPREHENSIVE    RETAINED
                                   SHARES       STOCK      SHARES      STOCK      CAPITAL     INCOME (LOSS)    EARNINGS
                                  ---------   ---------   ---------   -------   -----------   -------------   -----------
Balance, January 1, 1999........        --    $     --    2,500,000   $2,500    $20,228,973     $ 242,977     $ 3,948,589
  Comprehensive income..........
  Net income....................                                                                                4,320,034
Other comprehensive loss, net of
  tax...........................        --          --           --       --             --      (285,529)             --
                                   -------    --------    ---------   ------    -----------     ---------     -----------
  Total comprehensive income....
Balance, December 31, 1999......        --          --    2,500,000    2,500     20,228,973       (42,552)      8,268,623

  Comprehensive income
  Net income....................                                                                                5,132,876
Other comprehensive income, net
  of tax........................                                                                  104,909
  Total comprehensive income....
Preferred stock issued..........   266,047     532,094                            2,566,608
Preferred dividends.............        --          --           --       --             --            --        (155,198)
                                   -------    --------    ---------   ------    -----------     ---------     -----------
Balance, December 31, 2000......   266,047     532,094    2,500,000    2,500     22,795,581        62,357     $13,246,301

  Comprehensive income
  Net income....................                                                                                5,462,581
    Other comprehensive income,
      net of tax................                                                                  184,174
  Total comprehensive income....
Three-for-two stock split.......                          1,250,000    1,250         (1,250)
Preferred dividends.............                                                                                 (267,104)
Treasury stock reissued (95
  shares).......................        --          --           --       --             --            --            (633)
                                   -------    --------    ---------   ------    -----------     ---------     -----------
Balance, December 31, 2001......   266,047    $532,094    3,750,000   $3,750    $22,794,331     $ 246,531     $18,441,145
                                   =======    ========    =========   ======    ===========     =========     ===========


                                                TOTAL
                                  TREASURY   STOCKHOLDERS   COMPREHENSIVE
                                   STOCK        EQUITY         INCOME
                                  --------   ------------   -------------
Balance, January 1, 1999........  $(49,900)  $24,373,139
  Comprehensive income..........
  Net income....................               4,320,034     $4,320,034
Other comprehensive loss, net of
  tax...........................        --      (285,529)      (285,529)
                                  --------   -----------     ----------
  Total comprehensive income....                             $4,034,505
                                                             ==========
Balance, December 31, 1999......   (49,900)   28,407,644
  Comprehensive income
  Net income....................               5,132,876     $5,132,876
Other comprehensive income, net
  of tax........................                 104,909        104,909
                                                             ----------
  Total comprehensive income....                             $5,237,785
                                                             ==========
Preferred stock issued..........               3,098,702
Preferred dividends.............        --      (155,198)
                                  --------   -----------
Balance, December 31, 2000......   (49,900)  $36,588,933
  Comprehensive income
  Net income....................               5,462,581     $5,462,581
    Other comprehensive income,
      net of tax................                 184,174        184,174
                                                             ----------
  Total comprehensive income....                             $5,646,755
                                                             ==========
Three-for-two stock split.......
Preferred dividends.............                (267,104)
Treasury stock reissued (95
  shares).......................       633            --
                                  --------   -----------
Balance, December 31, 2001......  $(49,267)  $41,968,584
                                  ========   ===========

          See accompanying notes to consolidated financial statements.

                        GLOBAL PREFERRED HOLDINGS, INC.
                     Consolidated Statements of Cash Flows

                                                                      YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                  1999          2000          2001
                                                              ------------   -----------   -----------
Cash flows from operating activities:
  Net income................................................  $  4,320,034   $ 5,132,876   $ 5,462,581
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Amortization and depreciation...........................     3,924,990     4,064,604     3,989,418
    Deferred tax expense....................................     2,225,472     1,304,642     1,954,605
    Net realized (gain) loss on investments.................        66,000        (2,606)      (44,807)
    Loss on recapture of business...........................       822,814            --            --
  Change in:
    Investment income due and accrued.......................       116,753       (94,115)      (58,497)
    Reinsurance balances receivable.........................    (1,944,005)      352,989      (209,959)
    Reinsured policy loans..................................      (283,265)     (580,060)     (146,606)
    Deferred acquisition costs..............................   (36,612,052)   (7,018,868)   (3,992,590)
    Prepaid expenses........................................      (130,148)      315,684      (628,328)
    Other assets............................................       183,317            --            --
    Future policy benefits..................................     2,651,956     3,530,962     3,885,784
    Reinsurance balances payable............................    13,398,265      (328,314)     (199,198)
    Accrued expenses and accounts payable...................       (16,090)      (20,022)      404,565
    Accrued interest payable................................       564,690      (504,433)       (3,137)
    Current income tax payable..............................            --       405,431         7,868
                                                              ------------   -----------   -----------
      Net cash provided by (used in) operating activities...   (10,711,269)    6,558,770    10,421,699
                                                              ------------   -----------   -----------
Cash flows from investing activities:
  Proceeds from sale of available for sale securities.......     6,924,903       194,856     1,674,272
  Proceeds from maturities and principal payments on
    mortgage-backed securities of available for sale
    securities..............................................       391,924       127,730       474,925
  Purchase of available-for-sale securities.................            --    (4,019,176)   (8,127,239)
  Purchase of fixed assets..................................       (50,880)       (8,449)      (84,066)
                                                              ------------   -----------   -----------
      Net cash provided by (used in) investing activities...     7,265,947    (3,705,039)   (6,062,108)
                                                              ------------   -----------   -----------
Cash flows from financing activities:
  Issuance of preferred stock...............................            --     3,098,702            --
  Preferred dividends.......................................            --      (142,953)     (279,349)
  Purchase of treasury stock and warrants...................            --            --            --
  Proceeds from short term debt.............................            --            --      (277,285)
  Proceeds from (repayment of) long term debt...............     5,000,000    (5,026,277)           --
  Decrease in principal due on short term debt..............    (4,696,438)           --            --
                                                              ------------   -----------   -----------
      Net cash provided by (used in) financing activities...       303,562    (2,070,528)     (556,634)
                                                              ------------   -----------   -----------
      Net increase (decrease) in cash and cash
        equivalents.........................................    (3,141,760)      783,203     3,802,957
Cash and cash equivalents at beginning of period............     6,617,710     3,475,950     4,259,153
                                                              ------------   -----------   -----------
Cash and cash equivalents at end of period..................  $  3,475,950   $ 4,259,153   $ 8,062,110
                                                              ============   ===========   ===========
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $         --   $ 1,169,552   $   381,282
                                                              ============   ===========   ===========
  Income taxes paid.........................................  $         --   $   110,644   $   429,095
                                                              ============   ===========   ===========
  Change in preferred dividend accrual......................  $         --   $    12,245   $   (12,245)
                                                              ============   ===========   ===========
  Recapture of reinsurance business:
    Reduction of deferred acquisition costs.................  $ 20,610,500            --            --
    Reduction of reinsured policy loans.....................        41,804            --            --
    Increase in reinsurance balances receivable.............      (940,898)           --            --
    Reduction of future policy benefits.....................      (781,190)           --            --
    Reduction of reinsurance balances payable...............   (18,107,402)           --            --
                                                              ------------   -----------   -----------
    Loss on recapture of business...........................  $    822,814            --            --
                                                              ============   ===========   ===========
  Non-cash financing activities:
    Treasury shares issued for stock split fractional
      shares................................................            --            --            95
                                                              ============   ===========   ===========

          See accompanying notes to consolidated financial statements.

                        GLOBAL PREFERRED HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 2000 and 2001

1.  ORGANIZATION

     Global Preferred Holdings, Inc. (formerly known as The WMA Corporation) was formed March 9, 1995 as an insurance holding company.

     The consolidated financial statements include the assets, liabilities, and results of operations of Global Preferred Holdings, Inc. ("Global Preferred") and its wholly-owned subsidiary, Global Preferred Re Limited (formerly known as WMA Life Insurance Company Limited), a Bermuda company registered as a long-term insurer under the Bermuda Insurance Act 1978 ("Global Preferred Re" together with Global Preferred shall be referred to collectively as "Global Preferred" unless the context otherwise requires or otherwise as expressly stated).

     Global Preferred, through its subsidiary, Global Preferred Re, provides reinsurance for variable universal life insurance and variable annuity products. Historically, Global Preferred's reinsurance business has been based on its relationship with the independent agents of World Financial Group, Inc., which is an independent marketing organization ("IMO") that markets the products Global Preferred Re currently reinsures. World Financial Group is an indirect subsidiary of AEGON USA, Inc. An independent marketing organization is an organization of independent agents that contracts with one or more insurance companies to distribute and market securities and insurance products. The foundation for Global Preferred's relationship with the agents associated with World Financial Group is the equity participation that many of them have in Global Preferred.

     Reinsurance is an arrangement under which an insurance company (the "reinsurer") agrees to indemnify another insurance company (the "ceding life company") for all or a portion of the insurance risks underwritten by the ceding life company. The reinsurer, in turn, assumes a portion of the underwritten risk in exchange for a portion of the premium collected. Global Preferred currently assumes portions of mortality and other risks relating to variable universal life insurance and variable annuity policies in order to share in the net profits generated through the sale of such policies by the independent registered agents associated with World Financial Group.

     To date, all life insurance and annuity policies reinsured by Global Preferred have been sold by the agents associated with World Financial Group who, until June 2001, were associated with World Marketing Alliance, Inc. ("WMA Agency"). In June 2001, World Financial Group acquired certain assets of WMA Agency. As a result of the acquisition, substantially all of the agents became associated with World Financial Group. Global Preferred has been informed that World Group Securities, Inc., the broker-dealer affiliated with World Financial Group, is in the process of obtaining approval for the transfer of the securities licenses of agents from WMA Securities, Inc., the broker-dealer affiliated with WMA Agency. Global Preferred understands that the formation of World Group Securities and its business plan have been approved by the National Association of Securities Dealers and World Group Securities is awaiting state regulatory approvals.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation and Basis of Presentation. The consolidated financial statements of Global Preferred have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Accounts that Global Preferred deems to be sensitive to changes in estimates include deferred acquisition costs and future policy benefits. In all instances, actual results could differ from estimates.

     The accompanying financial statements consolidate the accounts of Global Preferred and its subsidiary. All significant inter-company balances and transactions have been eliminated.

     Investments. Global Preferred classifies all fixed maturity securities and equity securities as "available for sale" and accordingly, such securities are reported at fair value. Fixed maturity securities available for sale are so classified based upon the possibility that such securities could be sold prior to maturity if that action enables Global Preferred to execute its investment philosophy and appropriately match investment results to operating and liquidity needs. Unrealized gains and losses on marketable equity securities and fixed maturity securities available for sale, less applicable deferred income taxes, are reported as a separate component of accumulated other comprehensive income within stockholders' equity.

     Global Preferred's policy is to reflect an other-than-temporary impairment in securities when the fair value of these securities is lower than the cost basis for an extended period of time. Any such impairment identified would result in a write-down of the cost basis of the individual security to its fair value to establish a new cost basis and to reflect a realized capital loss in the consolidated statements of income. No impairments in value have occurred which would require Global Preferred to make such an adjustment.

     Investment income is recognized as it accrues or is legally due. Income on mortgage-backed securities includes amortization and accretion of purchase premiums and discounts using a method that approximates a level yield, taking into consideration assumed prepayment patterns. The retrospective adjustment method is used to adjust for prepayment activity. Realized gains and losses on investments using the specific identification method are included in income.

     Fair Value Disclosure. The carrying values of cash and cash equivalents, reinsurance receivables and payables, short-term debt, accrued expenses and accounts payable approximate their fair values due to the short-term nature of these accounts. Taking into consideration the basis of reinsurance under the reinsurance agreements, the carrying value of future policy benefits approximates its fair value. See Note 3 for fair value information covering Global Preferred's investment portfolio.

     Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and on deposit purchased with an original maturity of three months or less.

     Deferred Acquisition Costs. Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future revenues. Such costs include reinsurance commission and expense allowances paid to ceding life companies, and certain other underwriting costs, including actuarial, legal and accounting fees. Deferred acquisition costs are amortized over the lives of the underlying policies with regard to the terms of the reinsurance agreement.

     On those policies reinsured under a monthly renewable term agreement, deferred acquisition costs are amortized in proportion to the premium revenue related to the mortality risk reinsured. Such premium revenue is estimated using the same assumptions used for computing liabilities for future policy benefits. Such assumptions include estimates of expected investment yields, mortality, persistency and expenses applicable at the time the policies are reinsured. Original assumptions on monthly renewable term business continue to be used in subsequent accounting periods to determine changes in the deferred acquisition costs unless a premium deficiency exists. Under the renewable term agreements, the rate of amortization depends on the approach utilized, static or dynamic. Under the static approach, the amortization is in proportion to the ratio of premiums collected during the then current period to total anticipated premiums. Often the static approach is used in the first policy year or until the business is sufficiently large to warrant the complexity of the dynamic approach. Under the dynamic approach, the amortization under the static approach is adjusted to reflect actual persistency of the insurance in effect. Currently, we use the dynamic amortization approach for all our policies reinsured under our renewable term agreements.

     For policies reinsured under a coinsurance or modified coinsurance agreement, deferred acquisition costs are amortized in proportion to the expected gross profits associated with mortality charges, investment margins, surrender charges and expense loads reinsured. Management periodically reviews

Global Preferred's assumptions concerning future experience with regard to mortality, persistency, investment yields and expenses in determining its estimates of future gross profits. Upon adoption of any change in assumptions used with regard to future experience, the amortization of Global Preferred's deferred acquisition costs will be recalculated and will be reflected during the then current accounting period.

     Reinsurance Expense Allowances. Allowances generally represent a percentage of each reinsurance premium that is paid or allowed by Global Preferred to the ceding life company for each policy reinsured in recognition of commissions and other expenses associated with the reinsured policies. These other expenses relate to costs associated with underwriting, marketing, policy issue and maintenance. The reinsurance expense allowances represent Global Preferred's share of acquisition and maintenance expenses incurred by the ceding life company that are attributable to the risks reinsured. Allowances are shown net of amounts deferred as policy acquisition costs.

     Fixed Assets. Fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the related assets, which range from three to seven years.

     Future Policy Benefits. Liabilities for future benefits on life policies are established in an amount believed to be adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits under long-term life insurance policies have been computed based on estimates of investment yields, mortality and withdrawal rates expected at the time the policies are reinsured, and other assumptions including estimates for incurred but not reported claims. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured and other appropriate factors. The assumptions for estimated investment yields are based upon various factors including then current yields on Global Preferred's investment portfolio and market rates for new investments. Interest rates used in estimating future policy benefits range from 5.5% to 7.0%. The mortality and withdrawal assumptions are based on Global Preferred's experience, industry experience and industry standards. Policy and contract reserves are included in future policy benefits on the consolidated balance sheets.

     Liabilities for future policy benefits under the coinsurance and modified coinsurance agreements equal reinsured policy account balances on the underlying variable universal life policies and variable annuity contracts. With regard to the separate account benefits reinsured on a modified coinsurance basis, Global Preferred records such liabilities as an offset to related assets as its intentions and rights under the agreements with the ceding life companies meet the appropriate conditions governing rights of setoff. Liabilities for the fixed account portion of the variable annuity contracts and variable universal life policies reinsured on a coinsurance basis are recorded as future policy benefits.

     Income Taxes. Global Preferred uses the asset and liability method to record deferred income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using an effective federal tax rate of 34%. Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes specifically excludes recognition of the "small life insurance company deduction" available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on Global Preferred's earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No. 109, at December 31, 2001.

     Recognition of Revenues and Related Expenses. Reinsurance premiums received under the monthly renewable term agreements are recognized as revenue over the premium paying periods of the reinsured policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the related contract. This association is accomplished through the provision for future policy benefits and the amortization of deferred acquisition costs. Other revenue consists of non-recurring items other than reinsurance premiums or investment earnings and is recognized upon completion of the related earnings process.

     Reinsured Policy Revenues. Reinsured policy revenues are recognized as earned and represent the policy mortality and expense charges, cost of insurance charges net of retrocession reinsurance premiums, policy administration charges, asset-based allowances and deferred sales charges that have been assessed against the reinsured policy account balances under the coinsurance and modified coinsurance agreements, as they relate to variable universal life and variable annuity contracts.

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

     Common Stock. On July 12, 2001, the board of directors declared a three-for-two stock split in the form of a stock dividend, consisting of 1.25 million shares, payable to stockholders of record at the close of business on August 24, 2001. The stock split was distributed on September 7, 2001. Fractional shares were adjusted up to the next share using shares of treasury stock. 95 treasury shares were issued for the fractional shares. Share and per-share amounts have been retroactively adjusted to reflect the stock split on the consolidated statements of income.

     Stock Compensation Plans. Global Preferred applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock-based compensation plans. Global Preferred has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

     Recent Accounting Pronouncements. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. The provisions of SFAS No. 133 did not have any impact on Global Preferred's financial statements.

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, not previously required under SFAS No. 125. The provisions of SFAS No. 140 did not have any impact on Global Preferred's financial statements.

     FASB issued four new accounting standards in 2001. SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144 primarily address the accounting for goodwill, business combinations, and the impairment and disposition of long-lived assets. The adoption of these standards in 2002 is not expected to have a material impact on Global Preferred's financial statements.

     Reclassification. Global Preferred has reclassified the presentation of certain 1999 and 2000 information to conform to the 2001 presentation.

3.  INVESTMENTS

     Major categories of net investment income consist of the following:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
Fixed maturity securities...................................  $361,830   $365,536   $718,583
Cash and cash equivalents...................................    59,431    230,200    147,447
                                                              --------   --------   --------
                                                               421,261    595,736    866,030
Investment expenses.........................................   (71,578)   (68,123)   (55,486)
                                                              --------   --------   --------
Net investment income.......................................  $349,683   $527,613   $810,544
                                                              ========   ========   ========

     The amortized cost, unrealized gains and losses, and estimated fair values of fixed maturity securities at December 31, 2000 and 2001 are as follows:

                                     AMORTIZED    UNREALIZED   UNREALIZED
                                       COST         GAINS        LOSSES     FAIR VALUE
                                    -----------   ----------   ----------   -----------
               2000
Fixed maturity securities,
  available for sale:
U.S. Government and government
  agencies........................  $        --    $     --     $    --     $        --
Corporate.........................    3,929,520      83,240       8,060       4,004,700
Asset-backed securities...........      874,058       7,799       1,400         880,457
Mortgage-backed securities........    1,014,322      17,284       4,384       1,027,222
                                    -----------    --------     -------     -----------
  Total...........................  $ 5,817,900    $108,323     $13,844     $ 5,912,379
                                    ===========    ========     =======     ===========
               2001
Fixed maturity securities,
  available for sale:
U.S. Government and government
  agencies........................  $   209,704    $  6,604     $    --     $   216,308
Corporate.........................    7,158,877     279,551       3,930       7,434,498
Asset-backed securities...........    1,611,012      50,444          --       1,661,456
Mortgage-backed securities........    2,861,156      41,194         333       2,902,017
                                    -----------    --------     -------     -----------
  Total...........................  $11,840,749    $377,793     $ 4,263     $12,214,279
                                    ===========    ========     =======     ===========

     There were no investments in any entity in excess of 10% of stockholders' equity at December 31, 2001. Fixed maturity securities are valued based upon quoted market prices.

     At December 31, 2001, the contractual maturities of investments in fixed maturity securities were as follows:

                                                  AMORTIZED COST   FAIR VALUE
                                                  --------------   -----------
Available for sale:
Due in one year or less.........................   $   598,405     $   615,406
Due after one year through five years...........     6,570,310       6,825,383
Due after five years through ten years..........       199,866         210,017
Asset-backed securities.........................     1,611,012       1,661,456
Mortgage-backed securities......................     2,861,156       2,902,017
                                                   -----------     -----------
  Total.........................................   $11,840,749     $12,214,279
                                                   ===========     ===========

     Expected maturities will differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

     Proceeds from sales of fixed maturity securities for the years ended December 31, 1999, 2000 and 2001, were $6,924,903, $194,856 and $1,674,272, respectively. Components of realized gains and losses are summarized in the following table:

                                                            1999      2000     2001
                                                          --------   ------   -------
Fixed maturity securities:
Gross realized gains....................................  $ 27,267   $2,606   $47,180
Gross realized losses...................................   (93,267)      --    (2,373)
                                                          --------   ------   -------
  Net realized gain (loss) on investments...............  $(66,000)  $2,606   $44,807
                                                          ========   ======   =======

     Changes in net unrealized gains (losses) were $(432,622), $158,953 and $279,051 for the years ended December 31, 1999, 2000 and 2001, respectively.

4.  RECAPTURE OF BUSINESS

     In the first quarter of 1999, Global Preferred negotiated amendments to its coinsurance and modified coinsurance agreements with Western Reserve Assurance Co. of Ohio ("Western Reserve") in contemplation of completing a private offering of Global Preferred's stock begun in 1998. The amendments provided that: (1) Global Preferred could defer payment to Western Reserve of reinsurance expense allowances on new policies reinsured in 1999, until the earlier of the completion of its stock offering, or December 31, 1999; (2) a reinsurance fee at an effective rate of 9% per year accrued on the deferred payments; and (3) Western Reserve could recapture the reinsurance on the policies issued during 1999 if the expense allowances were not paid by December 31, 1999. As contemplated by the new amendments, payment by Global Preferred to Western Reserve of a portion of the reinsurance expense allowances on policies issued in 1999 was deferred pending the completion of Global Preferred's capital raising efforts in 1999. When the funding had not been completed by September 30, 1999, the reinsurance of all Financial Freedom Builder variable universal life policies and riders and 75% of the Freedom Wealth Creator variable annuity policies issued from January 1, 1999 through September 30, 1999 that had been entered into on a coinsurance and modified coinsurance basis was recaptured. These recapture rights exercised by Western Reserve in 1999 were created specifically to address the possibility that Global Preferred would not complete its contemplated capital raising in 1999. Concurrent with the recapture, Global Preferred began reinsuring, on a monthly renewable term basis, 20% of the Financial Freedom Builder variable universal life policies and riders issued by Western Reserve on or after January 1, 1999. Additionally, Global Preferred further amended its reinsurance agreements to reduce its quota share percentage on the reinsurance of the Western Reserve variable annuity business for 1999 and thereafter. However, Global Preferred retained the right to convert its monthly renewable term reinsurance of the variable universal life business to a coinsurance and modified coinsurance basis for all policies issued from January 1999 through March 2003 and the right to increase its quota share percentage of the reinsurance of Western Reserve variable annuity business.

     The general terms of Global Preferred's reinsurance agreements, including its agreements with Western Reserve, include only limited rights to recapture such as: after the passage of stated periods (ten years or more) from the policy issue date, upon determination, relative to some products, that the total volume of policies reinsured for the product is below a minimum threshold, upon default by Global Preferred and upon the insolvency of Global Preferred. Oftentimes, if a reinsurance agreement provides for early recapture based on criteria such as low product sales volume, then there may be a recapture allowance paid to the reinsurer to compensate for lost future revenues and profits associated with the recaptured policies. Receipt of the recapture allowance would result in an increase in revenues for the period. Similarly, any associated unamortized deferred acquisition cost would be written off in the same reporting period. The net effect of these amounts would then result in either a gain or a loss associated with the recaptured policies.

     The recapture of business during 1999 resulted in a loss of $822,814. Of the $822,814 loss, $556,304 related to the variable universal life coinsurance and modified coinsurance business, and is composed of

$14.3 million in gross revenues due to Global Preferred for recapture allowances, net of $14.9 million in expenses from the amortization of the related deferred acquisition costs, and the release of the related policy reserve and reinsurance expense allowance accruals. The remaining loss of $266,510, related to the variable annuity coinsurance and modified coinsurance business, is composed of $5.7 million in gross revenues from recapture allowances, net of $5.9 million in expenses from the amortization of the related deferred acquisition costs.

     The loss on recapture of business included a reinsurance fee relating to the deferral of financial settlements due to Western Reserve during the period in which Global Preferred reinsured the underlying business. Such reinsurance fee in the amount of $722,858 was effectively offset by interest in the amount of $390,761 due to Global Preferred for amounts previously remitted to Western Reserve on business subsequently recaptured.

5.  POLICY LIABILITIES

     Changes in the liability for unpaid policy claims are summarized as follows for the years ended December 31:

                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1999         2000         2001
                                                   ----------   ----------   ----------
Unpaid life claims -- January 1 .................  $1,109,567   $1,590,232   $2,119,151
                                                   ----------   ----------   ----------
Add claims incurred during the year related to:
  Current year...................................   4,030,903    7,118,899    6,577,441
  Prior years....................................     174,000      290,248       32,000
                                                   ----------   ----------   ----------
          Total incurred(1)......................   4,204,903    7,409,147    6,609,441
                                                   ----------   ----------   ----------
Less claims paid during the year:
  On claims incurred during current year.........   3,236,049    6,150,172    6,068,109
  On claims incurred during prior years..........     488,189      730,056    1,122,098
                                                   ----------   ----------   ----------
          Total paid.............................   3,724,238    6,880,228    7,190,207
                                                   ----------   ----------   ----------
Unpaid life claims -- December 31................  $1,590,232   $2,119,151   $1,538,385
                                                   ==========   ==========   ==========

---------------

(1) Total incurred plus the change in the experience refund for the year equals the amount shown on the consolidated statements of income on line titled "Benefits, claims and settlement expenses."

6.  REINSURANCE

     As of December 31, 2001, Global Preferred has seven reinsurance contracts and one retrocession agreement in place. All policies reinsured under the reinsurance agreements are self-administered by the ceding life companies. The ceding life companies provide Global Preferred with all information necessary for processing the reinsurance, including claims. On June 25, 2001, Global Preferred entered into a new reinsurance agreement with Pacific Life Insurance Company. The new agreement provides monthly renewable term reinsurance for certain individual life plans, including Pacific Life's Select Exec II variable universal life insurance policies, issued on or after January 1, 2001, which are sold by the registered agents associated with World Financial Group.

     Pursuant to agreements with Western Reserve, Global Preferred has the contractual right to prospectively increase the reinsurance percentages, up to a maximum ranging from 40% to 50%, on Western Reserve's Freedom Wealth Creator and Freedom Premier variable annuity policies which were issued from January 1, 1999 through December 31, 2002 and reinsured by Global Preferred. In order to exercise this contractual right, Global Preferred must demonstrate "sufficient capacity," which is defined as having unassigned invested securities and anticipated cash flows in a sufficient amount to meet expected reinsurance settlements for the ensuing two calendar years with regard to the increased reinsurance. The right to increase the reinsurance percentage for the variable annuity coinsurance and modified coinsurance expires on December 31, 2002.

     Pursuant to agreements with Western Reserve, Global Preferred also has the contractual right to convert its monthly renewable term reinsurance of the Financial Freedom Builder variable universal life policies and riders issued by Western Reserve from January 1, 1999 through March 31, 2003, to coinsurance and modified coinsurance, provided Global Preferred demonstrates sufficient capacity. The right to convert the monthly renewable term reinsurance to coinsurance and modified coinsurance expires on March 31, 2003.

     In 1998, Global Preferred entered into an agreement with WMA Agency under which WMA Agency agreed to use its best efforts to encourage life insurance companies to reinsure policies sold by its agents with Global Preferred. In conjunction with the acquisition of WMA Agency's assets, World Financial Group assumed this best efforts agreement between Global Preferred and WMA Agency, with certain amendments. Under the amended agreement, World Financial Group will, for a period extending through June 8, 2008, use commercially reasonable efforts to assist Global Preferred in attaining the opportunity to reinsure all insurance products sold by its agents for insurance companies with which World Financial Group has selling agreements, other than Western Reserve and Western Reserve's affiliates. Additionally, the agreement provides that World Financial Group will use commercially reasonable efforts to cooperate with Global Preferred in its negotiations to establish reinsurance relationships with life insurance companies and provide certain benefits to the companies that reinsure their business through Global Preferred.

     In June 2001, Global Preferred entered into the First Right Agreement with Western Reserve that provides Global Preferred Re a first right to reinsure certain new products issued by Western Reserve or its U.S. affiliates that are sold by agents associated with World Financial Group. Global Preferred has the right, subject to minimum sales volume thresholds, to reinsure up to 20% of all single life variable universal life products introduced for sale after July 1, 2001 on a coinsurance and modified coinsurance basis for all policies issued through March 31, 2003 and on a monthly renewable term basis for all policies issued through March 31, 2006. Global Preferred also has the right to reinsure between 40% and 50% of all variable annuity products introduced after December 31, 2000 and issued through December 31, 2002, depending upon the volume of direct written variable annuity premiums issued by Western Reserve or its U.S. affiliates in the previous calendar year. These rights automatically extend for one-year renewal periods unless either party gives notice of termination 180 days prior to the expiration of the applicable initial or renewal term. Global Preferred's decisions to reinsure these products will be made from time to time during the term of the First Right Agreement and such decisions will be based on a number of relevant factors, including the attractiveness of the reinsurance rates prescribed by the agreement, the volume of business and Global Preferred's available capital capacity.

     Global Preferred has a pool retrocession agreement with four reinsurance companies, whereby Global Preferred retrocedes, or reinsures, standard mortality risks in excess of $100,000 per life to the pool. The retrocession agreement serves to reduce the impact of fluctuations in death claims from period to period and limits Global Preferred's exposure on any one policy reinsured. This retrocession reinsurance agreement does not relieve Global Preferred from its obligations to ceding life companies. Failure of retrocessionaires to honor their obligations could result in losses to Global Preferred; consequently, allowances are established for amounts deemed uncollectible. Currently, no amounts are deemed uncollectible.

     The net effect of all reinsurance agreements on premiums and policy revenues is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1999          2000          2001
                                                -----------   -----------   -----------
Reinsurance assumed...........................  $23,435,657   $29,977,786   $30,993,041
Reinsurance ceded.............................     (237,185)     (465,195)     (514,880)
                                                -----------   -----------   -----------
Net premiums and policy revenues..............  $23,198,472   $29,512,591   $30,478,161
                                                ===========   ===========   ===========

     The net effect of all reinsurance agreements on benefits, claims and settlement expenses is as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1999         2000         2001
                                                   ----------   ----------   ----------
Reinsurance assumed..............................  $4,511,469   $7,705,566   $6,299,510
Reinsurance ceded................................          --     (146,402)      (7,118)
                                                   ----------   ----------   ----------
Net benefits, claims and settlement expenses.....  $4,511,469   $7,559,164   $6,292,392
                                                   ==========   ==========   ==========

     The impact of reinsurance on life insurance in force is as follows (in millions):

LIFE INSURANCE IN FORCE                            DIRECT   ASSUMED   CEDED    NET
-----------------------                            ------   -------   -----   ------
December 31, 1999................................     --    $8,030    $122    $7,908
December 31, 2000................................     --    $9,378    $169    $9,209
December 31, 2001................................     --    $9,082    $156    $8,926

7.  DEFERRED ACQUISITION COSTS

     The amount of policy acquisition costs deferred and amortized is as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                     -------------------------
                                                        2000          2001
                                                     -----------   -----------
Beginning of year..................................  $39,750,100   $42,752,339
  Capitalized......................................    7,018,868     3,992,590
  Amortized........................................   (4,016,629)   (3,944,660)
                                                     -----------   -----------
End of year........................................  $42,752,339   $42,800,269
                                                     ===========   ===========

     Retrocession premiums are offset against reinsured policy revenues and premiums for the respective issue years. Consequently, retrocession premiums, benefit claims and allowances lose their identity in calculating estimated gross profits as used in amortizing capitalized acquisition costs. As such, there are no separate, reportable deferred acquisition costs or associated amortization.

8.  INCOME TAX

     Under current Bermuda law, Global Preferred Re is not required to pay taxes in Bermuda on either income or capital gains. Global Preferred Re has received an assurance from the Minister of Finance in Bermuda under the Exempted Undertaking Tax Protection Act 1966 of Bermuda that if any legislation is enacted in Bermuda that would impose tax on profits or income, or on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Global Preferred Re or to any of Global Preferred's operations or shares, debentures or other obligations until March 28, 2016.

     Effective January 1, 1996, Global Preferred Re made an irrevocable election to be treated as a domestic insurance company for United States Federal income tax purposes under section 953(d) of the Internal Revenue Code of 1986, as amended (the "Code"). As a result of this "domestic" election, Global Preferred Re is subject to U.S. taxation on its worldwide income as if it were a U.S. corporation. Global

Preferred determines its income tax expense and liability in accordance with SFAS No. 109, Accounting for Income Taxes.

     Total income taxes (benefit) for the years ended December 31, 1999, 2000 and 2001 were allocated as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1999         2000         2001
                                                   ----------   ----------   ----------
Tax attributable to:
Income from continuing operations................  $2,225,472   $1,820,717   $2,391,568
                                                   ----------   ----------   ----------
Unrealized gains (losses) on securities available
  for sale.......................................  $ (147,093)  $   54,044   $   94,877
                                                   ==========   ==========   ==========

     The federal income tax expense from continuing operations for the years ended December 31, 1999, 2000, and 2001 is as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1999         2000         2001
                                                   ----------   ----------   ----------
Current..........................................  $       --   $  516,075   $  436,963
Deferred.........................................   2,225,472    1,304,642    1,954,605
                                                   ----------   ----------   ----------
     Total.......................................  $2,225,472   $1,820,717   $2,391,568
                                                   ==========   ==========   ==========

     The income tax expense from continuing operations for the years ended December 31, 1999, 2000 and 2001 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1999         2000         2001
                                                   ----------   ----------   ----------
Computed expected tax expense....................  $2,225,472   $2,364,222   $2,670,411
Small life insurance company deduction...........          --     (605,880)    (269,976)
Other, net.......................................          --       62,375       (8,867)
                                                   ----------   ----------   ----------
     Total.......................................  $2,225,472   $1,820,717   $2,391,568
                                                   ==========   ==========   ==========

     During 2000 and 2001, Global Preferred Re was able to benefit from the "small life insurance company deduction" available under Section 806 of the Code and the "alternative minimum tax" treatment available under Section 55 of the Code at rates less than 34%.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and federal income tax purposes. The net deferred tax liability at December 31, 2000 and 2001 is composed of the following amounts:

                                                        2000          2001
                                                     -----------   -----------
Deferred tax assets:
Alternative minimum tax credit.....................  $    35,646   $     8,597
Capital losses realized in excess of gains.........       20,535         7,247
Reserve differences................................    8,262,095     6,139,342
Net operating loss carry-forward...................      779,960     1,030,018
DAC tax capitalized................................           --       258,252
Other..............................................       81,506        29,216
                                                     -----------   -----------
     Gross deferred tax assets.....................    9,179,742     7,472,672
                                                     -----------   -----------
Deferred tax liabilities:
Policy benefit reserves............................      230,110       461,348
Deferred acquisition costs.........................   14,535,795    14,552,091
Unrealized gain on securities held for sale........       32,122       127,000
                                                     -----------   -----------
     Gross deferred tax liabilities................   14,798,027    15,140,439
                                                     -----------   -----------
     Net deferred tax liabilities..................  $ 5,618,285   $ 7,667,767
                                                     ===========   ===========

     There were no valuation allowances for deferred tax assets as of December 31, 2000 and 2001 since it is management's belief that it is more likely than not that the deferred tax assets will be realized. This assessment is made based on the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. At December 31, 2001, Global Preferred had net operating loss carry-forwards for income tax purposes of $3,029,000, which begin to expire in 2018.

     Global Preferred Re does not have a policyholder surplus account. Therefore, Global Preferred Re is not subject to the potential addition to federal income tax imposed by Section 815 of the Code.

9.  RELATED PARTY TRANSACTIONS

     Global Preferred issued a $5.0 million convertible note, due July 29, 2004, to Money Services, Inc., a subsidiary of AEGON USA, Inc. The note bears simple interest at a rate of 7.5% per year and is currently convertible into 312,750 shares of Global Preferred common stock. If Money Services were to convert the note, it would own approximately 8% of Global Preferred's outstanding common stock as of December 31, 2001.

     Each of World Financial Group and Western Reserve are subsidiaries of AEGON USA, Inc. and therefore are entities related to Money Services due to the common ownership.

     Global Preferred entered into an agreement with World Financial Group, which requires that World Financial Group will use its commercially reasonable efforts to assist Global Preferred in attaining the opportunity to reinsure all insurance products sold by its agents for insurance companies with which World Financial Group has selling agreements, other than Western Reserve and Western Reserve's affiliates.

     Global Preferred is a tenant-at-will in approximately 2,100 square feet of office space in Duluth, Georgia. Western Reserve is the landlord on the space that Global Preferred occupies. Global Preferred's monthly rent is $3,482, plus its proportionate share of the taxes.

     After its acquisition of certain of the assets of WMA Agency, World Financial Group continued to provide the services that WMA Agency provided to Global Preferred under the Corporate Services Agreement described below. Global Preferred incurred $22,882 of costs for these services from World Financial Group for the year ended December 31, 2001.

     Global Preferred has four separate reinsurance agreements with Western Reserve that cover policies on Western Reserve variable universal life and variable annuity policies issued on or after various dates after January 1, 1992 which were sold by the agents of World Financial Group and its predecessor. Also in June 2001, Global Preferred entered into the First Right Agreement with Western Reserve. The First Right Agreement provides Global Preferred the right to reinsure certain policies issued by Western Reserve or its U.S. affiliates which are sold by agents associated with World Financial Group.

     In 1995, Global Preferred Re entered into an agreement with CFM Insurance Managers, Ltd. ("CFM"), a member of the Mutual Risk Management Ltd. group of companies, which provides professional insurance management services to international companies operating in Bermuda. C. Simon Scupham, a director of Global Preferred and of Global Preferred Re, is the Chairman of CFM. Pursuant to this agreement, CFM acts as the managing agent and the Principal Representative for Global Preferred Re in Bermuda. This agreement is for an unlimited duration, but may be terminated by either party upon three months prior written notice or upon 30 days prior written notice under specified circumstances. Global Preferred paid $60,000 in fees during each of the years ended December 31, 1999, 2000 and 2001 pursuant to the agreement with CFM.

     Prior to December 28, 2001, S. Hubert Humphrey, Jr. served as a director, Chairman of the Board and Chief Executive Officer of Global Preferred and of Global Preferred Re. Effective December 28, 2001, Mr. Humphrey retired from Global Preferred's and Global Preferred Re's boards of directors and all of the positions he held with Global Preferred and with Global Preferred Re. As of December 31, 2001, Mr. Humphrey was the beneficial owner of 22.7% of Global Preferred's outstanding common stock. Mr. Humphrey controls WMA Agency and WMA Securities. Global Preferred agreed to grant to Mr. Humphrey, upon successful completion of a firm commitment, underwritten registered public offering, options to purchase 100,000 shares of Global Preferred common stock. The options are exercisable for a period of five years from the date of grant, at an exercise price equal to the initial offering price of shares sold in the underwritten offering.

     Effective April 1, 1998, Global Preferred entered into a Corporate Services Agreement with WMA Agency to provide to Global Preferred corporate services and supplies for a fixed monthly fee of $2,250, adjustable annually. These services included computer network system, facilities maintenance, security, mail services, utilities, postage, telephone and copier service. Global Preferred incurred $48,851, $48,922 and $23,616 of costs for these services from WMA Agency for the years ended December 31, 1999, 2000 and 2001, respectively.

     In June 1998, Global Preferred entered into a Directed Reinsurance Agreement with WMA Agency, under which WMA Agency agreed to use its best efforts to cause any life insurance company with which it had selling agreements to enter reinsurance agreements with Global Preferred. In 1999, the parties amended the agreement to provide, among other things, that Global Preferred would issue, for no monetary consideration, warrants to individuals designated by WMA Agency to purchase 300,000 shares of Global Preferred common stock. These warrants were ultimately issued to key management personnel of WMA Agency. As subsequently amended, the warrants were contingent upon Global Preferred raising additional capital by January 1, 2002. Global Preferred raised no new capital by January 1, 2002 and the warrants expired. No shares of common stock were issued under these warrants.

     In June 1998, Global Preferred entered into a Sublease Agreement with WMA Agency for office space in Duluth, Georgia. The sublease was on a triple-net basis for an initial term through January 2008. The annual base rent until January 2003 was $18,675. The sublease was terminated in June 2001 in conjunction with the purchase by World Financial Group of assets of WMA Agency.

10.  STATUTORY RESTRICTIONS

     Global Preferred Re is a Bermuda company registered as a long-term insurer under the Bermuda Insurance Act 1978 (the "Insurance Act") and as such is subject to the restrictions of the Insurance Act. The Insurance Act requires that Global Preferred Re maintain a solvency margin, defined as the excess of statutory assets over statutory liabilities, of at least $250,000. Statutory assets and liabilities refer to those assets and liabilities recorded on the statutory balance sheet required by the Insurance Act.

     Global Preferred relies, and will continue to rely, primarily on funds retained at the holding company level, dividends and other permitted payments, such as debt service payments, from Global Preferred Re to meet ongoing cash requirements. The payment of dividends by Global Preferred Re to Global Preferred is subject to Bermuda law and regulations. Under the Insurance Act, Global Preferred Re must maintain long-term assets with a value of at least $250,000 more than its long-term liabilities and is prohibited from declaring or paying dividends that would result in noncompliance if, among other things, it has reasonable grounds for believing that after making such a payment, it would not be able to pay its liabilities as they become due. During 2001, Global Preferred Re paid no dividends to Global Preferred.

11.  COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time Global Preferred may be subject to litigation and arbitration in the normal course of business. Management does not believe that Global Preferred is a party to any such pending litigation or arbitration that would have a material adverse effect on its financial position or future operations.

     Global Preferred has obtained letters of credit in favor of unaffiliated insurance companies with whom Global Preferred has reinsurance agreements. The posting of a letter of credit allows the ceding life company to take statutory reserve credit for reinsurance ceded, which would otherwise not be available as Global Preferred Re is not a licensed reinsurer by the ceding life company's state of domicile. At December 31, 2001, the outstanding letters of credit totaled $8.85 million. The letters of credit were issued by Global Preferred's custodian and secured by Global Preferred's investments held by the custodian.

     Prior to June 2001, Global Preferred subleased office space in Duluth, Georgia from WMA Agency. The sublease was terminated in June 2001 in conjunction with World Financial Group's purchase of WMA Agency's assets. Since the termination of the lease, Global Preferred has been a tenant-at-will in approximately 2,100 square feet of the same office space in Duluth, Georgia.

     Global Preferred does not own or lease any other properties.

12.  SHORT-TERM AND LONG-TERM DEBT

     At December 31, 2000 and 2001, short-term and long-term debt were as follows, in summary:

                                                                 2000         2001
                                                              ----------   ----------
Line of credit - short term.................................  $  277,285   $       --
Line of credit - long term..................................          --           --
  Convertible Term Note - 7.5% interest, principal and
    interest due at July 29, 2004...........................   5,000,000    5,000,000
                                                              ----------   ----------
         Total short and long-term debt.....................   5,277,285    5,000,000
Less anticipated current maturity of line of credit.........     277,285           --
                                                              ----------   ----------
         Total long-term debt...............................  $5,000,000   $5,000,000
                                                              ==========   ==========

     In July 1999, Global Preferred issued a $5 million, five-year convertible term note to Money Services, Inc. due on July 29, 2004. Money Services is a subsidiary of AEGON USA, Inc. Proceeds of this note were used to reduce a portion of the outstanding principal balance on a line of credit with Money Services from $10 million to $5 million. Interest is payable at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. Money Services has the right to convert the outstanding principal balance of this note into shares of Global Preferred's common stock at any time. Upon conversion, Money Services will receive 6.25 shares of common stock for each $100 of the outstanding principal amount of the note, which reflects our three-for-two stock split in 2001. Global Preferred has the option to redeem the note, in whole or in part, between July 29, 2002 and July 29, 2004. To redeem the note before maturity, Global Preferred must pay all principal, plus interest accrued from the date of the note through the redemption date at a higher effective interest rate of 9% per annum. As of December 31, 2001, Global Preferred had an outstanding principal balance on the note of $5 million and accrued interest of $158,000.

     Global Preferred also had a $5 million line of credit with Money Services which was paid in full on February 15, 2001 together with the related accrued interest. Principal payments totaled $277,285 during 2001.

13.  COMPREHENSIVE INCOME

     The following table sets forth the amounts of other comprehensive income
(loss) along with the related tax effects allocated to other comprehensive income (loss) for the years ended December 31, 1999, 2000, and 2001:

                                                                             TAX
                                                             BEFORE-TAX   (EXPENSE)   NET-OF-TAX
                                                               AMOUNT      BENEFIT      AMOUNT
                                                             ----------   ---------   ----------
                           1999
Net unrealized holding losses arising during period........  $(366,622)   $124,653    $(241,969)
Plus: reclassification adjustment for losses realized in
  net income...............................................    (66,000)     22,440      (43,560)
                                                             ---------    ---------   ---------
Other comprehensive loss...................................  $(432,622)   $147,093    $(285,529)
                                                             =========    =========   =========
                           2000
Net unrealized holding gains arising during period.........  $ 161,559    $(54,930)   $ 106,629
Less: reclassification adjustment for gains realized in net
  income...................................................      2,606        (886)       1,720
                                                             ---------    ---------   ---------
Other comprehensive income.................................  $ 158,953    $(54,044)   $ 104,909
                                                             =========    =========   =========
                           2001
Net unrealized holding gains arising during period.........  $ 323,858    $(110,111)  $ 213,747
Less: reclassification adjustment for gains realized in net
  income...................................................     44,807     (15,234)      29,573
                                                             ---------    ---------   ---------
Other comprehensive income.................................  $ 279,051    $(94,877)   $ 184,174
                                                             =========    =========   =========

14.  SEGMENT REPORTING

     We have defined our reportable segments based on the nature of the reinsurance agreements and the accounting treatment used for the various reinsurance agreements. Based on this definition, we have identified two reportable segments: non-universal life-type agreements and universal life-type agreements (as each is referenced in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-duration Contracts and for Realized Gains and Losses from the Sale of Investments, paragraphs 44 and 45). Global Preferred reinsures certain variable universal life policies on a renewable term basis, which are reported below as Non-Universal Life-Type Agreements and, as such, revenues therefrom are classified as premiums revenue. Renewable term reinsurance involves the reinsurance of mortality risk whereby premiums are not directly related to the premium rates on the original plan of insurance and the ceding life company is liable for the total net amount of risk of the policies reinsured. Global Preferred renewable term agreements are accounted for under SFAS No. 60 accounting principles. Global Preferred reinsures variable annuity policies and certain other variable universal life policies on a coinsurance and modified coinsurance basis, which are reported below as Universal Life-Type Agreements and, as such, revenues therefrom are classified as reinsured policy revenues. Coinsurance involves the reinsurance of mortality and investment risks on the same basis as that of the underlying policies. The ceding life companies and Global Preferred share in these risks on a pro rata basis. Global Preferred's existing coinsurance and modified coinsurance agreements are accounted for under SFAS No. 97 accounting principles.

     Items not directly related to the business segments and unallocated corporate items (i.e., other income, interest expense on corporate debt and unallocated operating expenses) are shown separately, consistent with Global Preferred's internal measurement process. Segment assets reported include those assets directly attributable to the reinsurance agreements such as reinsurance balances receivable, deferred acquisition costs, policy loans, prepaid expenses, invested assets and cash. Cash and invested assets are allocated to the agreements based upon statutory reserves, the letters of credit posted in support of the statutory reserves held, and allocated surplus which is consistent with Global Preferred's internal measurement process.

SEGMENT REPORTING
YEAR ENDED DECEMBER 31                                                          1999
----------------------                                        -----------------------------------------
                                                                NON-
                                                              UNIVERSAL   UNIVERSAL
                                                              LIFE-TYPE   LIFE-TYPE    OTHER     TOTAL
(Dollars in thousands)                                        ---------   ---------   -------   -------
Premiums....................................................   $9,693      $    --    $    --   $ 9,693
Reinsured policy revenues...................................       --       13,506         --    13,506
Benefits, claims and settlement expenses....................    3,215        1,610         --     4,825
Reinsurance expense allowances, net.........................    2,775        2,588         --     5,363
Amortization of deferred acquisition cost...................      171        3,618         --     3,789
Loss on recapture of business...............................       --          823         --       823
                                                               ------      -------    -------   -------
Underwriting profit.........................................    3,532        4,867         --     8,399
Net investment income.......................................      118          132        100       350
Net realized loss on investments............................       --           --        (66)      (66)
Other expenses..............................................       22          422      1,693     2,137
                                                               ------      -------    -------   -------
Segment operating income (loss) before income tax...........    3,628        4,577     (1,659)    6,546
Income tax expense (benefit)................................    1,234        1,556       (564)    2,226
                                                               ------      -------    -------   -------
Segment net income (loss)...................................   $2,394      $ 3,021    $(1,095)  $ 4,320
                                                               ------      -------    -------   -------
Preferred dividends.........................................       --           --         --        --
                                                               ------      -------    -------   -------
Segment net income (loss) available to common
  stockholders..............................................   $2,394      $ 3,021    $(1,095)  $ 4,320
                                                               ======      =======    =======   =======
Segment assets..............................................   $7,762      $40,220    $ 1,026   $49,008
                                                               ======      =======    =======   =======

SEGMENT REPORTING
YEAR ENDED DECEMBER 31                                                          2000
----------------------                                        -----------------------------------------
                                                                NON-
                                                              UNIVERSAL   UNIVERSAL
                                                              LIFE-TYPE   LIFE-TYPE    OTHER     TOTAL
(Dollars in thousands)                                        ---------   ---------   -------   -------
Premiums....................................................   $16,619     $    --    $    --   $16,619
Reinsured policy revenues...................................        --      12,894         --    12,894
Benefits, claims and settlement expenses....................     8,658         954         --     9,612
Reinsurance expense allowances, net.........................     5,711       1,829         --     7,540
Amortization of deferred acquisition cost...................       116       3,901         --     4,017
                                                               -------     -------    -------   -------
Underwriting profit.........................................     2,134       6,210         --     8,344
Net investment income.......................................       213         171        144       528
Net realized gain on investments............................        --          --          3         3
Other expenses..............................................       150         184      1,588     1,922
                                                               -------     -------    -------   -------
Segment operating income (loss) before income tax...........     2,197       6,197     (1,441)    6,953
Income tax expense (benefit)................................       589       1,659       (428)    1,820
                                                               -------     -------    -------   -------
Segment net income (loss)...................................   $ 1,608     $ 4,538    $(1,013)  $ 5,133
                                                               -------     -------    -------   -------
Preferred dividends.........................................        --          --        155       155
                                                               -------     -------    -------   -------
Segment net income (loss) available to common
  stockholders..............................................   $ 1,608     $ 4,538    $(1,168)  $ 4,978
                                                               =======     =======    =======   =======
Segment assets..............................................   $ 9,279     $44,688    $ 2,650   $56,617
                                                               =======     =======    =======   =======

SEGMENT REPORTING
YEAR ENDED DECEMBER 31                                                          2001
----------------------                                        -----------------------------------------
                                                                NON-
                                                              UNIVERSAL   UNIVERSAL
                                                              LIFE-TYPE   LIFE-TYPE    OTHER     TOTAL
(Dollars in thousands)                                        ---------   ---------   -------   -------
Premiums....................................................   $19,240     $    --    $    --   $19,240
Reinsured policy revenues...................................        --      11,238         --    11,238
Benefits, claims and settlement expenses....................     7,833         871         --     8,704
Reinsurance expense allowances, net.........................     6,859       1,642         --     8,501
Amortization of deferred acquisition cost...................       197       3,748         --     3,945
                                                               -------     -------    -------   -------
Underwriting profit.........................................     4,351       4,977         --     9,328
Net investment income.......................................       215         230        366       811
Net realized gain on investments............................        --          --         45        45
Other expenses..............................................       123         216      1,991     2,330
                                                               -------     -------    -------   -------
Segment operating income (loss) before income tax...........     4,443       4,991     (1,580)    7,854
Income tax expense (benefit)................................     1,353       1,520       (481)    2,392
                                                               -------     -------    -------   -------
Segment net income (loss)...................................   $ 3,090     $ 3,471    $(1,099)  $ 5,462
                                                               -------     -------    -------   -------
Preferred dividends.........................................        --          --        267       267
                                                               -------     -------    -------   -------
Segment net income (loss) available to common
  stockholders..............................................   $ 3,090     $ 3,471    $(1,366)  $ 5,195
                                                               =======     =======    =======   =======
Segment assets..............................................   $ 8,615     $46,748    $12,490   $67,853
                                                               =======     =======    =======   =======

     During 1999, 2000, and 2001, the percentages of total premiums and reinsured policy revenues that relate to Western Reserve were 87%, 88% and 89%, respectively. The percentages of the total underwriting profit that relates to Western Reserve for 1999, 2000 and 2001 were 83%, 83% and 86%, respectively.

     Global Preferred estimates that approximately 43% of variable universal life premiums and 22% of variable annuity premiums, written through Western Reserve and sold by agents associated with World Financial Group, originated in California.

15.  CAPITAL INFUSION

     During 1999, Global Preferred conducted a private placement offering of up to 1,000,000 shares of Series A Preferred Stock to a limited number of individual investors that qualified as "accredited investors" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933. The Series A Preferred Stock was designated non-voting and unregistered with a par value of $2.00 per share. The Series A Preferred Stock had a liquidation preference equal to $2.00 per share in the event of any liquidation, dissolution, or winding up of the affairs of Global Preferred. The terms of the Series A Preferred Stock provided for automatic conversion into common stock upon the earlier of (i) the closing of any Qualifying Sale of shares of common stock or (ii) January 1, 2002. A Qualifying Sale was defined as net proceeds to Global Preferred of at least $10 million from the sale of its shares of common stock.

     In August 2000, Global Preferred closed its offering of the Series A Preferred Stock, which resulted in approximately $4 million of gross proceeds to Global Preferred. Global Preferred issued 266,047 shares of Series A Preferred Stock to the investors in this offering. The net proceeds were loaned to Global Preferred Re, which were applied toward repayment of the line of credit with Money Services. On December 15, 2001, Global Preferred paid a 7% annual dividend to the preferred stockholders in the amount of $279,349.

16.  STOCK OPTIONS AND WARRANTS

Stock Options

     1999 Stock Option Plan. The 1999 Stock Option Plan became effective on June 15, 1999. The aggregate number of shares of common stock reserved for issuance under the 1999 Stock Option Plan was 700,000 shares. The exercise price of each option granted under the 1999 Stock Option Plan was $10 per share, as adjusted for Global Preferred's three-for-two stock split in 2001. The 1999 Stock Option Plan required that Global Preferred raise additional capital on or before December 31, 1999 in order for any options to be exercisable, however, Global Preferred raised no new capital prior to that date and the outstanding options could not, by their terms, be exercised. On May 12, 2000, the board of directors approved an amendment to the 1999 Stock Option Plan extending the deadline for receipt of a minimum of $15 million of additional capital from the sale of stock to January 1, 2002.

     Other Options. In connection with S. Hubert Humphrey, Jr.'s retirement in December 2001, Global Preferred agreed to grant to Mr. Humphrey options to purchase 100,000 shares of common stock upon successful completion of a firm commitment, underwritten registered public offering of common stock by December 31, 2003. The options are exercisable for a period of five years from the date of grant, at an exercise price equal to the initial offering price of shares sold in the underwritten offering.

Warrants

     In June 1998, Global Preferred entered into a Directed Reinsurance Agreement with WMA Agency, under which WMA Agency agreed to use its best efforts to cause any life insurance company with which it had selling agreements to enter reinsurance agreements with Global Preferred. In 1999, the board of directors approved an amendment to the agreement to provide, among other things, that Global Preferred would issue, for no monetary consideration, warrants to individuals designated by WMA Agency to purchase 300,000 shares of Global Preferred's common stock. These warrants were ultimately issued to key management personnel of WMA Agency. As subsequently amended, the warrants were contingent upon Global Preferred raising a minimum of $15 million of additional capital from the sale of stock prior to January 1, 2002. As amended, these warrants had an exercise price of $10 per share, as adjusted for Global Preferred's three-for-two stock split in 2001.

     Such options and warrants have been considered for purposes of stock compensation expense under SFAS No. 123, Accounting for Stock-Based Compensation, Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation. However, since no shares can be issued upon exercising the options or warrants until the amount of capital raised by Global Preferred from the sale of stock prior to January 1, 2002 is equal to or greater than $15 million, there is no compensation expense reflected in the accompanying financial statements. Additionally, the amount of compensation expense is indeterminable as the amount of options and warrants vary with the amount of capital raised.

17.  SUBSEQUENT EVENTS

     1999 Stock Option Plan and Warrants. Global Preferred did not raise the minimum of $15 million of additional capital from the sale of stock by January 1, 2002 and as of that date the outstanding options granted under the 1999 Stock Option Plan could no longer be exercised, the board of directors terminated the 1999 Stock Option Plan in February 2002. Additionally, since Global Preferred did not raise the minimum amount of additional capital by January 1, 2002, the warrants issued to the management personnel of WMA Agency expired. No shares of common stock were issued under the warrants.

     Preferred Stock Conversion. On January 1, 2002, 266,047 shares of Series A Preferred Stock issued were automatically converted into 399,074 shares of common stock. The conversion reflected the three-for-two stock split effective in September 2001.

     Stock Incentive Plan. Global Preferred's Stock Incentive Plan became effective on January 9, 2002. The aggregate number of shares of common stock reserved for issuance under the Stock Incentive Plan is 1.5 million shares. Awards granted under the Stock Incentive Plan may be stock appreciation rights, restricted stock, options intended to qualify as "incentive stock options" or nonqualified stock options. No shares of common stock have been issued upon exercise of options granted under the Stock Incentive Plan. The Compensation Committee of the board of directors has approved the grant of options to purchase an aggregate of 215,000 shares of common stock to certain employees to be granted upon completion of an initial public offering, at an exercise price equal to the initial public offering price.

     Directors Stock Option Plan. Global Preferred's Directors Stock Option Plan became effective January 9, 2002. The aggregate number of shares of common stock reserved for issuance under the Directors Stock Option Plan is 280,000 shares. After the effective date of an initial public offering, Global Preferred intends to grant options to its five non-employee directors purchase shares of common stock at a price equal Upon completion of an initial public offering prior to December 31, 2003, options to purchase 105,000 shares will be granted to Global Preferred's five non-employee directors under the Directors Stock Option Plan and options to purchase 100,000 shares will be granted outside of the Directors Stock Option Plan to a retired director. Each of these options will have an exercise price equal to the initial public offering price. Global Preferred has estimated that if the initial public offering is completed prior to December 31, 2003, then the resulting compensation charge from the grants of these options to current and retired directors will be between $335,000 and $980,000, depending upon numerous variables, including the exercise price of the options, the estimated effective life of the options and the volatility of the stock (estimated in part by reference to the stock performance of comparable companies).

     Employment Agreements. Global Preferred's executive officers, Edward F. McKernan, Bradley E. Barks, Caryl P. Shepherd and Thomas Bobowski are employed pursuant to written employment agreements.

     Mr. McKernan, President and Chief Executive Officer, has an initial employment agreement term of three years beginning January 1, 2002 and is automatically renewed for additional one-year periods unless either party provides written notice of termination at least 60 days in advance of the expiration date of the current term. Mr. McKernan will receive a base salary of $325,000 for the year ended December 31, 2002, plus options to purchase 75,000 shares of common stock, to be granted upon completion of an initial public offering. If, within 90 days of a change of control of Global Preferred, Mr. McKernan resigns for good reason, as defined in the agreement, or is terminated without cause, Global Preferred will pay him an amount equal to 35 months of his then-current base salary over a 12 month period or in one lump sum payment. Upon Mr. McKernan's resignation for good reason or termination not for cause unrelated to a change of control, Global Preferred will pay his base salary for the greater of 12 months or the number of months remaining on his employment agreement, not to exceed 24 months.

     Mr. Barks, Chief Financial Officer and Senior Vice President -- Finance, has an initial employment agreement term from March 4, 2002 through February 28, 2003, which is renewable by agreement of the parties for additional one-year periods. Mr. Barks will receive a base salary of $250,000 for the initial term, plus options to purchase 20,000 shares of common stock, to be granted upon completion of an initial public offering. Global Preferred paid Mr. Barks a signing bonus of $9,200 and has agreed to pay $59,450 towards Mr. Barks' relocation expenses and up to six months of actual rental costs for temporary housing prior to his relocation. If Mr. Barks resigns for good reason, as defined in the agreement, or is terminated without cause, Global Preferred will pay him an amount equal to three months of his base salary if he is terminated prior to completion of an initial public offering or twelve months of his then-current base salary if he is terminated after completion of an initial public offering.

     Ms. Shepherd, Chief Accounting Officer, Treasurer, Controller, Secretary and Vice President, has an initial employment agreement term from February 1, 2002 through January 31, 2003, which is renewable by agreement of the parties for additional one-year periods. Ms. Shepherd will receive a base salary of $100,000 for the initial term, plus options to purchase 30,000 shares of common stock, to be granted upon completion of an initial public offering. Upon Ms. Shepherd's resignation for good reason, as defined in the agreement, or termination not for cause, Global Preferred will pay her base salary for twelve months.

     Mr. Bobowski, Vice President of Marketing, has an initial employment agreement term from March 4, 2002 through February 28, 2003, which is renewable by agreement of the parties for additional one-year periods. Mr. Bobowski will receive a base salary of $122,000 for the initial term, plus options to purchase 12,500 shares of common stock to be granted upon completion of an initial public offering. Upon Mr. Bobowski's resignation for good reason, as defined in the agreement, or termination not for cause, Global Preferred will pay his base salary for three months. For each month of Mr. Bobowski's employment over three months, his separation payment upon resignation for good reason or termination without cause will be increased by one month, with a maximum payment equal to twelve months of his base salary.

     Mr. McKernan, Mr. Barks, Ms. Shepherd and Mr. Bobowski are eligible for an annual bonus in an amount to be determined by the board of directors. Mr. McKernan, Mr. Barks, Ms. Shepherd and Mr. Bobowski's employment agreements include post-employment restrictive covenants not to solicit Global Preferred's customers or recruit Global Preferred's employees.

     Registration Statement. On February 22, 2002, Global Preferred filed a registration statement with the Securities and Exchange Commission for an initial public offering of common stock at a proposed maximum aggregate offering price of $120,750,000.

18.  PARENT COMPANY FINANCIAL INFORMATION.

                                 BALANCE SHEETS
                                (PARENT COMPANY)
                           DECEMBER 31, 2000 AND 2001

                                                                 2000          2001
                                                              -----------   -----------
                           Assets
Investment in common stock of subsidiary(1).................  $14,260,526   $14,260,526
Fixed maturity securities -- available for sale (amortized
  cost of $0 and
  $2,241,534 for 2000 and 2001, respectively)...............           --     2,296,563
Cash and cash equivalents...................................      443,277     1,374,016
Investment income due and accrued...........................        2,876        42,192
Investment income due and accrued -- intercompany(1)........      305,330       201,219
Intercompany receivables(1).................................    2,573,807       155,118
Note receivable -- intercompany(1)..........................    8,100,029     6,087,550
Prepaid expenses............................................       28,472       654,699
Current income tax receivable...............................           --         1,875
Fixed assets (net of accumulated depreciation of $102,992
  and $147,750 for
  2000 and 2001, respectively)..............................       48,806        88,114
Deferred tax benefit........................................      792,271     1,047,737
                                                              -----------   -----------
         Total assets.......................................  $26,555,394   $26,209,609
                                                              ===========   ===========
            Liabilities and Stockholders' Equity
Liabilities:
  Accrued expenses and accounts payable.....................  $    79,102   $   530,880
  Accrued interest payable..................................      158,219       158,219
  Dividend payable..........................................       12,245            --
  Current income tax payable................................        7,306            --
  Long term debt............................................    5,000,000     5,000,000
                                                              -----------   -----------
         Total liabilities..................................    5,256,872     5,689,099
                                                              -----------   -----------
Stockholders' equity:
  Preferred stock, par value $2.00, 10,000,000 shares
    authorized; Series A Preferred Stock, 1,000,000 shares
    authorized; 266,047 shares issued for 2000 and 2001.....      532,094       532,094
  Common stock, par value $.001, 50,000,000 shares
    authorized; 2,500,000 shares and 3,750,000 shares issued
    for 2000 and 2001, respectively.........................        2,500         3,750
  Additional paid-in capital................................   22,795,581    22,794,331
  Accumulated other comprehensive income....................           --        36,319
  Retained earnings.........................................   (1,981,753)   (2,796,717)
  Treasury stock, at cost (7,485 shares and 7,390 shares for
    2000 and 2001, respectively)............................      (49,900)      (49,267)
                                                              -----------   -----------
         Total stockholders' equity.........................   21,298,522    20,520,510
                                                              -----------   -----------
Total liabilities and stockholders' equity..................  $26,555,394   $26,209,609
                                                              ===========   ===========

---------------

(1) Eliminated on consolidation

                              STATEMENTS OF INCOME
                             (PARENT COMPANY ONLY)
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                             1999          2000         2001
                                                          -----------   ----------   ----------
Revenues:
  Net investment income.................................  $    27,450   $   85,053   $  133,575
  Net realized gain (loss) on investments...............       (2,997)          --        4,904
  Intercompany interest income(1).......................           --      613,298      674,298
  Gain (loss) on dissolution of subsidiary..............       (5,266)          --           --
                                                          -----------   ----------   ----------
          Total revenue.................................       19,187      698,351      812,777
                                                          -----------   ----------   ----------
Benefits and expenses:
  Operating expenses....................................      855,627       99,752    1,259,273
  Interest expense......................................      868,252      375,000      375,000
                                                          -----------   ----------   ----------
     Total benefits and expenses........................    1,723,879      474,752    1,634,273
                                                          -----------   ----------   ----------
     Income before income tax...........................   (1,704,692)     223,599     (821,496)
  Income tax benefit (expense) and equity in
     undistributed net income of subsidiaries...........      579,595     (120,224)     274,269
                                                          -----------   ----------   ----------
  Income before equity in undistributed net income of
     subsidiaries.......................................  $(1,125,097)  $  103,375   $ (547,227)
  Equity in earnings of subsidiaries....................    5,445,131    5,029,501    6,009,808
                                                          -----------   ----------   ----------
  Net income............................................    4,320,034    5,132,876    5,462,581
  Preferred dividends...................................           --      155,198      267,104
                                                          -----------   ----------   ----------
  Net income available to common stockholders...........  $ 4,320,034   $4,977,678   $5,195,477
                                                          ===========   ==========   ==========

---------------

(1) Eliminated on consolidation

                            STATEMENTS OF CASH FLOWS
                             (PARENT COMPANY ONLY)
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                        1999            2000           2001
                                                     -----------    ------------    -----------
Cash flows from operating activities:
Net income.........................................  $ 4,320,034    $  5,132,876    $ 5,462,581
Less equity in earnings of subsidiaries............   (5,445,131)     (5,029,501)    (6,009,808)
  Income before equity in undistributed net income
     of subsidiaries...............................   (1,125,097)        103,375       (547,227)
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Amortization and depreciation.................      108,597          47,975         44,758
     Deferred tax expense (benefit)................     (579,595)        112,918       (274,176)
     Net realized (gain) loss on investments.......        2,997              --         (4,905)
  Change in:
     Investment income due and accrued.............       13,880          (2,876)       (39,316)
     Investment income due and accrued --
       intercompany(1).............................           --        (305,330)       104,111
     Intercompany receivables(1)...................      (44,089)     (2,563,711)     2,418,689
     Prepaid expenses..............................     (139,698)        317,297       (626,227)
     Current income tax receivable.................           --              --         (1,875)
     Other receivables.............................      171,375              --             --
     Accrued expenses and accounts payable.........       42,196         (22,574)       451,778
     Accrued interest payable......................      564,690        (507,570)            --
     Current income tax payable....................           --           7,306         (7,306)
                                                     -----------    ------------    -----------
       Net cash provided by (used in) operating
          activities...............................   (1,069,136)     (2,813,190)     1,518,304
                                                     -----------    ------------    -----------
Cash flows from investing activities:
  Dividend received from subsidiary(1).............           --       3,400,000             --
  Return of capital from subsidiary(1).............           --      10,000,000             --
  Investment in subsidiary(1)......................       11,544              --             --
  Proceeds from sale of available for sale
     securities....................................      618,080              --        439,955
  Purchase of available-for-sale securities........           --              --     (2,676,584)
  Purchase of fixed assets.........................      (50,880)         (8,449)       (84,066)
                                                     -----------    ------------    -----------
       Net cash provided by (used in) investing
          activities...............................      578,744      13,391,551     (2,320,695)
                                                     -----------    ------------    -----------
Cash flows from financing activities:
  Issuance of preferred stock......................           --       3,098,702             --
  Preferred dividends..............................           --        (142,953)      (279,349)
  Proceeds from (repayment of) long term debt......      303,562      (5,303,562)            --
  Issuance (repayment) of notes receivable --
     intercompany(1)...............................           --      (8,100,029)     2,012,479
                                                     -----------    ------------    -----------
       Net cash provided by (used in) financing
          activities...............................      303,562     (10,447,842)     1,733,130
                                                     -----------    ------------    -----------
       Net increase (decrease) in cash and cash
          equivalents..............................     (186,830)        130,519        930,739
Cash and cash equivalents at beginning of period...      499,588         312,758        443,277
                                                     -----------    ------------    -----------
Cash and cash equivalents at end of period.........  $   312,758    $    443,277    $ 1,374,016
                                                     ===========    ============    ===========

---------------

(1) Eliminated on consolidation