Form 10-K/A
period 2001-12-31
GLOBAL PREFERRED HOLDINGS INC
filed 2002-04-30
CIK 947716

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

    [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001




    [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-23637

                             ---------------------

                        GLOBAL PREFERRED HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      58-2179041
       (State or other Jurisdiction of            (I.R.S. Employer Identification Number)
        Incorporation or Organization)

                           11315 JOHNS CREEK PARKWAY
                             DULUTH, GEORGIA 30097
                                 (770) 248-3311
   (Address, Including Zip Code and Telephone Number, Including Area Code, of
                   Registrant's Principal Executive Offices)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                     None                                           None

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         COMMON STOCK, PAR VALUE $.001
                                (Title of class)

                                EXPLANATORY NOTE

     This Amendment No. 1 to Annual Report on Form 10-K/A is being filed to revise the following items in this Report:

          (1) Discussion of "Future Policy Benefits" in Note 2 to the Global Preferred Holdings, Inc. Consolidated Financial Statements;

          (2) Discussion of "Statutory Restrictions" in Note 10 to the Global Preferred Holdings, Inc. Consolidated Financial Statements; and

          (3) Part III: Items 10, 11, 12 and 13.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are attached hereto commencing on page F-1.

     - Independent Auditors' Report (December 31, 2000 and 2001)

     - Consolidated Balance Sheets at December 31, 2000 and 2001

     - Consolidated Statements of Income for the years ended December 31, 1999, 2000 and 2001

     - Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 1999, 2000 and 2001

     - Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001

     - Notes to Consolidated Financial Statements for the years ended December 31, 1999, 2000 and 2001

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers and their ages as of the date of this report are as follows:

NAME                                        AGE                    POSITION
----                                        ---                    --------
Edward F. McKernan(3).....................  46    Director, Chief Executive Officer and
                                                  President; President of Global Preferred
                                                  Re
Bradley E. Barks..........................  42    Chief Financial Officer and Senior Vice
                                                  President -- Finance
Caryl P. Shepherd.........................  32    Chief Accounting Officer, Treasurer,
                                                  Controller, Secretary and Vice President;
                                                  Vice President and Treasurer of Global
                                                  Preferred Re
Thomas Bobowski...........................  43    Vice President of Marketing
Joseph F. Barone(1)(2)(3).................  64    Chairman of the Board of Directors
Thomas W. Montgomery(3)...................  53    Director; Director of Global Preferred Re
C. Simon Scupham(1)(2)....................  47    Director; Director of Global Preferred Re
Eugene M. Howerdd, Jr.(2)(3)..............  66    Director
Milan M. Radonich(1)......................  51    Director

---------------

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Investment Committee

     The following is additional information concerning each of our executive officers and directors.

     Edward F. McKernan has served as a Director since August 1997 and as Chief Financial Officer since December 1997. Mr. McKernan was elected as Chief Executive Officer in January 2002, as President in December 2000 and as President of our subsidiary, Global Preferred Re Limited ("Global Preferred Re") in December 2000. McKernan has served as the Actuary for Global Preferred Re since April 1996. From August 1995 until December 2000, Mr. McKernan served as Senior Vice President and as Senior Vice President of Global Preferred Re. From April 1996 until June 2001, Mr. McKernan was also Senior Vice President and Actuary of World Marketing Alliance, Inc. ("WMA Agency"). Prior to joining our company, he was a Senior Manager in the Life Actuarial Consulting Practice of KPMG LLP from 1993 through 1996. From August 1990 through September 1993, Mr. McKernan was the Marketing Actuary of U.S. Operations for Seaboard Life Insurance Company. Prior to his tenure with Seaboard Life, Mr. McKernan was employed as a consultant associated with Tillinghast, a Towers Perrin company, an international actuarial consulting firm. He is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries.

     Bradley E. Barks has served as our Chief Financial Officer and Senior Vice President -- Finance since March 2002. Prior to joining our company, Mr. Barks was self-employed as an independent financial and management consultant. From 1990 to 2000, Mr. Barks served as Senior Vice President -- Finance of LifeUSA Holding, Inc. and its successor company Allianz Life Insurance Company of North America. Prior to his tenure with LifeUSA, Mr. Barks was employed as a Senior Consultant for Touche Ross & Co. from 1981 to 1990. Mr. Banks is a certified public accountant, a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries.

     Caryl P. Shepherd has served as Chief Accounting Officer since February 2002, as Secretary since December 2001, as Vice President since December 2000, and as Vice President and Treasurer of Global Preferred Re since December 2000. Ms. Shepherd joined our company in November 1997 as Controller and was named Treasurer in December 1997, positions she continues to hold. Ms. Shepherd held the position of Assistant Secretary from December 2000 until her election as Secretary. From April 1995 through October 1997, Ms. Shepherd was a Senior Accountant with Western Reserve. Prior to her tenure with Western Reserve, Ms. Shepherd was a Senior Auditor for the public accounting firm of Ernst & Young LLP specializing in life insurance. Ms. Shepherd is a certified public accountant, a Fellow of the Life Management Institute and a member of the American Institute of Certified Public Accountants.

     Thomas Bobowski has served as our Vice President of Marketing since March 2002. Prior to joining our company, Mr. Bobowski served as the Vice President of Business Development for DotPlanet.com, Inc. From 1998 until 1999, Mr. Bobowski acted as Director of Global Operations for WMA Agency. Prior to his tenure at WMA Agency, Mr. Bobowski was Vice President of Business Development for The Midland Life Insurance Company from 1996 to 1998. Mr. Bobowski is a Chartered Life Underwriter and Certificate Fund Specialist.

     Joseph F. Barone has served as a Director since June 1998 and as Chairman since January 2002. Since July 1997, Mr. Barone has been Managing Director of Research for Firemark Investments, a private investment firm. From January 1992 through June 1997, he was a Senior Vice President with Swiss Re Insurance. Prior to his tenure with Swiss Re, Mr. Barone was a Managing Director of Investment Banking for the insurance industry at Bear, Stearns & Co., Inc. Mr. Barone is a Chartered Financial Analyst and a member of the New York Society of Security Analysts and the Association of Insurance and Financial Analysts.

     Thomas W. Montgomery has served as a Director since March 1995 and a Director of Global Preferred Re since August 1995. From March 1995 until December 2001, Mr. Montgomery served as Executive Vice President and Secretary. Mr. Montgomery served as Executive Vice President of Global Preferred Re from August 1995 until December 2001. Mr. Montgomery is president of WMA Agency. Mr. Montgomery serves as a director of World Money Group, Inc., a financial services holding company. Mr. Montgomery is a certified public accountant, member of the American Institute of Certified Public Accountants and a member of the Georgia Society of Certified Public Accountants.

     C. Simon Scupham has served as a Director since April 1996 and as a Director of Global Preferred Re since August 1995. Since 1991, Mr. Scupham has been Chairman of CFM Insurance Managers Ltd., a member of the Mutual Risk Management Ltd. group of companies, which provides professional management services to international companies operating in Bermuda. Prior to joining CFM, Mr. Scupham served as the General Manager of Bermuda operations of the Kemper Group. He is a qualified Chartered Accountant and Associate Fellow of the Institute of Mathematics and its Applications. Mr. Scupham is also a director of MRM Global Captive Group and Chairman of Shoreline Mutual Management (Bermuda) Ltd.

     Eugene M. Howerdd, Jr. has served as a Director since May 2001. Mr. Howerdd is Chairman and Chief Executive Officer of Howerdd Financial Corporation, a diversified financial company that he founded in 1989. Prior to 1989, he served as Chairman of William W. Lowry & Associates, which was acquired by

USF&G Insurance Company. From 1996 through January 2001, Mr. Howerdd also served as president of WMA Investment Advisors, Inc., a firm offering asset allocation modeling, portfolio rebalancing and separate account money management.

     Milan M. Radonich has served as a Director since July 2001. Mr. Radonich is self-employed as an independent consultant. From September 2000 to September 2001, he was Chief Financial Officer of Allied North American Insurance Brokerage Corp. of New York, an independently owned, multi-line insurance brokerage firm. Prior to his affiliation with Allied, Mr. Radonich was with Ernst & Young LLP for 27 years in the insurance industry practice. Mr. Radonich is a certified public accountant, a Fellow of the Life Management Institute and serves as Co-Chairman of the Society of Insurance Financial Management's Accounting Committee. He also holds memberships in the American Institute of Certified Public Accountants, the FLMI Society of Greater New York, the New York Area IASA, and the Illinois and New York State Certified Public Accountant Societies.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table shows compensation we paid to our Chief Executive Officer and next most highly compensated executive officers for the last three fiscal years (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                       ANNUAL COMPENSATION          COMPENSATION
                                                ---------------------------------   ------------
                                                                                     SECURITIES
                                                                      ALL OTHER      UNDERLYING
NAME AND PRINCIPAL                       YEAR    SALARY     BONUS    COMPENSATION     OPTIONS
------------------                       ----   --------   -------   ------------   ------------
S. Hubert Humphrey, Jr.(1).............  2001         --        --     $23,616(2)          --
  Former Chief Executive Officer         2000         --        --      48,992(2)     450,000(4)
                                         1999         --        --      48,851(2)          --
Edward F. McKernan.....................  2001   $258,333   $40,000     $33,462(3)          --
  President and Chief Financial Officer  2000    203,347        --      84,948(3)      52,500(4)
                                         1999    181,867        --          --             --
Caryl P. Shepherd......................  2001   $ 85,731   $20,000     $    --             --
  Vice President, Treasurer, Controller  2000     80,300        --          --          3,750(4)
  and Secretary                          1999     77,975        --          --             --

---------------

(1) Mr. Humphrey retired effective December 28, 2001.

(2) Amounts shown represent payments made to entities controlled by Mr. Humphrey pursuant to written agreements between these entities and us. These payments, while not paid directly to Mr. Humphrey, may be deemed indirect compensation to Mr. Humphrey.

(3) Amounts shown represent payments made to Mr. McKernan by WMA Agency, which may be deemed to be indirect compensation from us to Mr. McKernan based on the common control of Global Preferred and WMA Agency by Mr. Humphrey until June 2001.

(4) All of these options were granted under our 1999 Stock Option Plan and by their terms expired on January 1, 2002. Accordingly, these options had no value as of December 31, 2001.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

     The following table summarizes the value of the outstanding options held by the Named Executive Officers at December 31, 2001:

                                       NUMBER OF SECURITIES UNDERLYING
                                             UNEXERCISED OPTIONS          VALUE OF UNEXERCISED IN-THE-MONEY
                                              AT FISCAL YEAR-END              OPTIONS AT FISCAL YEAR-END
                                       --------------------------------   ----------------------------------
NAME                                   EXERCISABLE    UNEXERCISABLE(1)    EXERCISABLE       UNEXERCISABLE(1)
----                                   ------------   -----------------   -----------       ----------------
S. Hubert Humphrey, Jr...............        --            450,000           $ --                 $ --
Edward F. McKernan...................        --             52,500           $ --                 $ --
Caryl P. Shepherd....................        --              3,750           $ --                 $ --

---------------

(1) All of these options were granted under our 1999 Stock Option Plan and by their terms expired on January 1, 2002. Accordingly, these options had no value as of December 31, 2001.

TERMS OF DIRECTORS

     The board of directors currently consists of six members, each of which are elected for a one-year term that will expire upon the election and qualification of successor directors at the next Annual Meeting of stockholders. There are no family relationships between any of the directors or executive officers.

COMMITTEES OF THE BOARD OF DIRECTORS

     Compensation Committee. The board of directors has established a Compensation Committee, composed of independent directors, on which Messrs. Barone, Howerdd and Scupham serve. The Compensation Committee, reviews and evaluates the compensation and benefits of all the officers, reviews general policy matters relating to compensation and benefits of employees, including the administration of the Stock Incentive Plan and Directors Stock Option Plan, and makes recommendations concerning these matters to the board of directors.

     Audit Committee. The board of directors has also established an Audit Committee, comprised of independent directors, on which Messrs. Barone, Radonich and Scupham serve. The Audit Committee is responsible for:

     - Engaging independent accountants;

     - Approving independent audit fees;

     - Reviewing quarterly and annual financial statements, audit results and reports, including management comments and recommendations thereto;

     - Reviewing our system of controls and policies, including those covering conflicts of interest and business ethics;

     - Evaluating reports of actual or threatened litigation; and

     - Considering significant changes in accounting practices; examining improprieties or suspected improprieties, with the authority to retain outside counsel or experts.

     Investment Committee. The board of directors has established an investment committee, comprised of Messrs. Barone, McKernan, Montgomery and Howerdd, to periodically review the guidelines and investment portfolio and to make recommendations to the board of directors regarding any changes. Our Treasurer and Controller, Ms. Shepherd, also participates in an advisory role in meetings of the Investment Committee. The board of directors reviews our investment guidelines annually.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     C. Simon Scupham is the Chairman of CFM Insurance Managers Ltd., which acts as the principal representative for Global Preferred Re in Bermuda.

COMPENSATION OF DIRECTORS

     The non-employee members of the board of directors, Messrs. Barone, Howerdd, Montgomery, Scupham and Radonich, receive compensation of $1,500 per quarter for their service on the board of directors. In addition, we pay non-employee directors $500 for each board meeting or committee meeting attended. Directors who are employees do not receive any compensation for services performed in their capacity as directors. We reimburse each director for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and any of its committees.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

     Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. We believe that the provisions in our certificate of incorporation and bylaws are necessary to attract and retain qualified persons as directors and officers.

     We have also entered into agreements to indemnify our directors and certain of our officers to the fullest extent permitted under Delaware law. In these agreements, we have agreed to defend, hold harmless and indemnify our directors and certain of our officers against any obligation to pay a judgment, penalty, fine, expenses and settlement amounts in connection with any action, suit or proceeding brought by reason of the fact that he or she is a director or officer, as the case may be, or is serving, at our request, as a director, officer, employee, agent or consultant of another entity. No indemnification will be provided for any misappropriation of any business opportunity, any act or omission involving intentional misconduct or a knowing violation of law, any transaction from which an improper personal benefit was received and other types of liability under Delaware law. Further, we will pay expenses incurred by directors and officers in defending any covered action, suit or proceeding in advance of the final disposition of such action, suit or proceeding.

     Effective as of April 22, 2002, we have purchased directors' and officers' liability insurance in the aggregate primary limit of $10.0 million, and a $15.0 million excess policy.

STOCK OPTIONS

     1999 Stock Option Plan. Our 1999 Stock Option Plan became effective on June 15, 1999. The aggregate number of shares of common stock reserved for issuance under the 1999 Stock Option Plan was 700,000 shares. The 1999 Stock Option Plan required that we raise additional capital on or before December 31, 1999 in order for any options granted under the plan to be exercisable, however, we raised no new capital prior to that date and the outstanding options could not, by their terms, be exercised. On May 12, 2000, we approved an amendment to the 1999 Stock Option Plan extending the deadline for receipt of additional capital to January 1, 2002. The exercise price of each option granted under the 1999 Stock Option Plan was $10 per share, as adjusted for our three-for-two stock split in 2001. We did not raise the required minimum amount of additional capital by January 1, 2002 and as of that date the outstanding options granted under the 1999 Stock Option Plan could no longer be exercised. The board of directors terminated the 1999 Stock Option Plan in February 2002.

     Global Preferred Holdings, Inc. Stock Incentive Plan. Our Stock Incentive Plan became effective on January 9, 2002. The aggregate number of shares of common stock reserved for issuance under the Stock Incentive Plan is 1.5 million shares. The purpose of the Stock Incentive Plan is to provide incentives for employees of Global Preferred and Global Preferred Re to promote our success, thereby benefiting stockholders and aligning the economic interests of the participants with those of the stockholders. Awards granted under the Stock Incentive Plan may be stock appreciation rights, restricted stock, options intended to qualify as "incentive stock options" or nonqualified stock options.

     No shares of common stock have been issued upon exercise of options granted under the Stock Incentive Plan. The Compensation Committee of the board of directors has approved the grant of options for an aggregate of 215,000 shares of common stock to be granted to certain employees upon the completion of an underwritten registered offering of our common stock, at an exercise price equal to the initial public offering price.

     Global Preferred Holdings, Inc. Directors Stock Option Plan. Our Directors Stock Option Plan became effective January 9, 2002. The aggregate number of shares of common stock reserved for issuance under the Directors Stock Option Plan is 280,000 shares. After the effective date of an underwritten registered offering of our common stock, we intend to grant options to purchase shares of common stock at a price equal to the initial public offering price to each of our five non-employee directors pursuant to the Directors Stock Option Plan. Upon completion of such underwritten offering, the following options will be granted to our non-employee directors at an exercise price equal to the initial public offering price:

Thomas W. Montgomery                            35,000 shares
Joseph F. Barone                                30,000 shares
C. Simon Scupham                                20,000 shares
Eugene M. Howerdd, Jr.                          10,000 shares
Milan M. Radonich                               10,000 shares

     Other Options. Effective December 28, 2001, S. Hubert Humphrey, Jr. retired from his positions as a Director and Chairman of our Board of Directors and as our Chief Executive Officer. He also retired from his positions with Global Preferred Re as a Director, Chairman of the Board of Directors and Chief Executive Officer. In recognition of Mr. Humphrey's years of service, we agreed to grant to Mr. Humphrey options to purchase 100,000 shares of common stock upon successful completion of a firm commitment, underwritten registered public offering of the common stock by December 31, 2003. The options are exercisable for a period of five years from the date of grant at an exercise price equal to the initial offering price of shares sold in the underwritten offering.

EMPLOYMENT AGREEMENTS

     Edward F. McKernan is employed by us pursuant to a written employment agreement. Mr. McKernan's employment agreement has an initial term of three years beginning January 1, 2002 and is automatically renewed for additional one-year periods unless either party provides written notice of termination at least 60 days in advance of the expiration date of the current term. Mr. McKernan will receive a base salary of $325,000 for the year ended December 31, 2002, plus options to purchase 75,000 shares of common stock, to be granted upon completion of an underwritten registered public offering of our common stock. Mr. McKernan is eligible for an annual bonus in an amount to be determined by the board of directors. If, within 90 days of a change of control of Global Preferred, Mr. McKernan resigns for good reason, as defined in the agreement, or is terminated without cause, we will pay him an amount equal to 35 months of his then-current base salary over a twelve month period or in one lump sum payment. Upon Mr. McKernan's resignation for good reason or termination not for cause unrelated to a change of control, we will pay his base salary for the greater of twelve months or the number of months remaining on his employment agreement, not to exceed 24 months. Mr. McKernan's employment agreement includes post-employment restrictive covenants not to solicit our customers or recruit our employees.

     Bradley E. Barks is employed by us pursuant to a written employment agreement. Mr. Barks' employment agreement has an initial term from March 4, 2002 through February 28, 2003 and is renewable by agreement of the parties for additional one-year periods. Mr. Barks will receive a base salary of $250,000 for the initial term, plus options to purchase 20,000 shares of common stock, to be granted upon completion of an underwritten registered public offering of our common stock. Global Preferred paid Mr. Barks a signing bonus of $9,200 and has agreed to pay $59,450 towards Mr. Barks' relocation expenses and up to six months of actual rental costs for temporary housing prior to his relocation. Mr. Barks is eligible for an annual bonus in an amount to be determined by the board of directors. If Mr. Barks resigns for good reason, as defined in the agreement, or is terminated without cause, we will pay him an amount equal to three months of his base salary if he is terminated prior to completion of an underwritten offering or twelve months of his then-current base salary if he is terminated after completion of an underwritten offering. Mr. Barks' employment agreement includes post-employment restrictive covenants not to solicit our customers or recruit our employees.

     Caryl P. Shepherd is employed by us pursuant to a written employment agreement. Ms. Shepherd's employment agreement has an initial term from February 1, 2002 through January 31, 2003 and is renewable by agreement of the parties for additional one-year periods. Ms. Shepherd will receive a base salary of $100,000 for the initial term, plus options to purchase 30,000 shares of common stock to be granted upon completion of an underwritten registered public offering of our common stock. Ms. Shepherd is eligible for an annual bonus in an amount to be determined by the board of directors. Upon Ms. Shepherd's resignation for good reason, as defined in the agreement, or termination not for cause, we will pay her base salary for twelve months. Ms. Shepherd's employment agreement includes post-employment restrictive covenants not to solicit our customers or recruit our employees.

     Thomas Bobowski is employed by us pursuant to a written employment agreement. Mr. Bobowski's employment agreement has an initial term from March 4, 2002 through February 28, 2003 and is renewable by agreement of the parties for additional one-year periods. Mr. Bobowski will receive a base salary of $122,000 for the initial term, plus options to purchase 12,500 shares of common stock to be granted upon completion of an underwritten registered public offering of our common stock. Mr. Bobowski is eligible for an annual bonus in an amount to be determined by the board of directors. Upon Mr. Bobowski's resignation for good reason, as defined in the agreement, or termination not for cause, we will pay his base salary for three months. For each month of Mr. Bobowski's employment over three months, his separation payment upon resignation for good reason or termination without cause will be increased by one month, with a maximum payment equal to twelve months his base salary. Mr. Bobowski employment agreement includes post-employment restrictive covenants not to solicit our customers or recruit our employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of our common stock, as of March 31, 2002, by each of our directors, each of our executive officers named in the summary compensation table, each person known to us to own beneficially more than 5% of our outstanding common stock and all of our directors and executive officers as a group.

                                                                  NUMBER OF
                                                             SHARES BENEFICIALLY   PERCENTAGE OF SHARES
NAME                                                              OWNED(1)             OUTSTANDING
----                                                         -------------------   --------------------
S. Hubert Humphrey, Jr.(2).................................       1,028,091                24.2%
Monte Holm(3)..............................................         327,969                 7.9%
Money Services, Inc.(4)....................................         312,750                 7.0%
Richard L. Thawley(5)......................................         305,632                 7.4%
Thomas W. Montgomery(6)....................................          54,862                 1.3%
Joseph F. Barone(7)........................................          30,000                   *
C. Simon Scupham(8)........................................          20,000                   *
Eugene M. Howerdd, Jr.(9)..................................          10,000                   *
Milan M. Radonich(10)......................................          10,000                   *
Edward F. McKernan.........................................           7,500                   *
Caryl P. Shepherd..........................................              --                   *
All directors and executive officers as a group (9
  persons)(11).............................................         132,362                 3.1%

---------------

  *  Less than one percent

 (1) For purposes of calculating the percentage beneficially owned, the number of shares deemed outstanding as of March 31, 2002 includes: (a) 4,141,684 shares of common stock outstanding as of March 31, 2002; and (b) shares issuable pursuant to options held by the respective person or group which may be exercised within 60 days following March 31, 2002 ("Presently Exercisable Options"). Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person or group who has or shares voting and investment power with respect to such shares. Presently Exercisable Options are deemed to be outstanding and beneficially owned by the person or group holding such options for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

 (2) This number includes: (a) 78,092 shares of common stock for which WMA Agency (of which Mr. Humphrey is the principal stockholder) holds voting proxies; and (b) options to purchase 100,000 shares of common stock exercisable within 60 days subject to the successful completion of an underwritten registered public offering of our common stock by December 31, 2003. Mr. Humphrey's business address is 3975 Johns Creek Ct., Suite 100, Suwanee, Georgia 30024.

 (3) This number includes (a) 60,000 shares held jointly with Mr. Holm's wife;
     (b) 2,250 shares held jointly with Mr. Steve Marx; and (c) 165,000 shares held in seven trusts created by Mr. Holm and his wife. Mr. Holm's business address is 312 W. Mesquite Blvd., Suite 11, Las Vegas, Nevada 89102.

 (4) This number includes 312,750 shares of common stock issuable on conversion of a $5.0 million convertible promissory note held by Money Services, Inc. that is immediately convertible. Money Services, Inc. is a wholly owned subsidiary of AEGON USA, Inc., with an address of 4333 Edgewood Road, N.E., Cedar Rapids, Iowa 52499. AEGON USA, Inc. is a subsidiary of AEGON N.V., an international insurance holding company that is publicly traded on the New York Stock Exchange.

 (5) This number includes (a) 137,700 shares owned by two trusts for the benefit of Mr. Thawley and his wife and (b) 30,000 shares owned by Mr. Thawley's children. Mr. Thawley's business address is 1110 W. Kettleman Lane, Suite 24, Lodi, California 95240.

 (6) This number includes options to purchase 35,000 shares of common stock exercisable within 60 days, subject to the successful completion of an underwritten registered public offering of our common stock by December 31, 2003.

 (7) This number includes options to purchase 30,000 shares of common stock exercisable within 60 days, subject to the successful completion of an underwritten registered public offering of our common stock by December 31, 2003.

 (8) This number includes options to purchase 20,000 shares of common stock exercisable within 60 days, subject to the successful completion of an underwritten registered public offering of our common stock by December 31, 2003.

 (9) This number includes options to purchase 10,000 shares of common stock exercisable within 60 days, subject to the successful completion of an underwritten registered public offering of our common stock by December 31, 2003.

(10) This number includes options to purchase 10,000 shares of common stock exercisable within 60 days, subject to the successful completion of an underwritten registered public offering of our common stock by December 31, 2003.

(11) This number includes options to purchase 105,000 shares of common stock exercisable within 60 days, subject to the successful completion of an underwritten registered public offering of our common stock by December 31, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following sections discuss various transactions and relationships between us and parties affiliated or related to us. We believe that each of our transactions with related parties are on terms as favorable to us as could have been obtained from unrelated third parties.

AGREEMENTS WITH MONEY SERVICES, INC. AND ITS AFFILIATES

     We issued a $5.0 million convertible note, due July 29, 2004, to Money Services, Inc., a subsidiary of AEGON USA, Inc. The note bears simple interest at a rate of 7.5% per year and is currently convertible into 312,750 shares of our common stock. If Money Services were to convert the note, it would own approximately 7% of our outstanding common stock. We have the option to redeem the note, in whole or in part, between July 29, 2002 and July 29, 2004. To redeem the note before maturity, we must pay all principal, plus interest accrued from the date of the note through the redemption date at a higher effective interest rate of 9% per annum.

     We have four separate reinsurance agreements with Western Reserve Assurance Co. of Ohio ("Western Reserve") that cover policies on Western Reserve variable universal life and variable annuity policies issued on or after various dates after January 1, 1992 which were sold by the agents of World Financial Group, Inc. and its predecessor, WMA Agency. Also in June 2001, we entered into the First Right Agreement with Western Reserve. The First Right Agreement provides us the right to reinsure certain policies issued by Western Reserve or its U.S. affiliates which are sold by agents associated with World Financial Group.

     We entered into a agreement with World Financial Group which requires that World Financial Group will use its commercially reasonable efforts to assist us in attaining the opportunity to reinsure all insurance products sold by its agents for insurance companies with which it has selling agreements, other than Western Reserve and Western Reserve's affiliates.

     The life insurance companies with which we have reinsurance agreements pay commissions to the agents of World Financial Group for sales of life insurance and annuity contracts reinsured by us. As a result of such relationships, the interests of World Financial Group may conflict with our interests in negotiating reinsurance agreements.

     We are currently tenants-at-will in approximately 2,100 square feet of office space in Duluth, Georgia. Western Reserve is the landlord on the space that we occupy. As tenants-at-will our landlord is required by law to provide us 60-days notice to vacate. Our monthly rent is $3,482, plus our proportionate share of the taxes.

     After its acquisition of certain of the assets of WMA Agency, World Financial Group continued to provide the services which WMA Agency provided to us under the Corporate Services Agreement described under "Relationship with our Former Chairman" below. We incurred $22,882 of costs for these services from World Financial Group for the year ended December 31, 2001. Effective January 1, 2002, World Financial Group provides these services to us as invoiced on a monthly basis.

     Each of World Financial Group, Inc. and Western Reserve are subsidiaries of AEGON USA, Inc. and therefore are entities related to Money Services due to the common ownership. Due to the relationships among us, World Financial Group, Western Reserve, Money Services and AEGON USA, conflicts of interest may arise with respect to existing and future business dealings, including:

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

MANAGEMENT AGREEMENT

     Global Preferred has an insurance management agreement with CFM Insurance Managers Ltd., a member of the Mutual Risk Management Ltd. group of companies, which provides professional insurance management services to companies operating in Bermuda. C. Simon Scupham, a director of our company and of Global Preferred Re, is the Chairman of CFM. Pursuant to this agreement, CFM acts as the managing agent and principal representative under the Bermuda Insurance Act 1978 for Global Preferred Re. This agreement is for an unlimited duration, but may be terminated by either party upon three months prior written notice or upon 30 days prior written notice under specified circumstances. We paid annual fees of $60,000 during 1999, 2000 and 2001 to CFM pursuant to the management agreement.

RELATIONSHIP WITH OUR FORMER CHAIRMAN

     S. Hubert Humphrey, Jr. owns more than 20% of our outstanding capital stock and, until December 28, 2001, served as a director, Chairman of our board of directors and Chief Executive Officer and as a director, Chairman of the board of directors and Chief Executive Officer of Global Preferred Re. Effective December 28, 2001, Mr. Humphrey retired from our board of directors and all of the positions he held with us and with Global Preferred Re. In recognition of Mr. Humphrey's years of service, we agreed to grant to Mr. Humphrey, upon successful completion of an underwritten registered public offering of our common stock, options to purchase 100,000 shares of common stock. The options are exercisable for a period of five years from the date of grant, at an exercise price equal to the initial offering price of shares sold in an underwritten offering. Mr. Humphrey controls WMA Agency and WMA Securities.

     Effective April 1, 1998, we entered into a Corporate Services Agreement with WMA Agency to provide to us corporate services and supplies for a fixed monthly fee of $2,250, adjustable annually. These services included our computer network system, facilities maintenance, security, mail services, utilities, postage, telephone and copier service. We incurred $48,851, $48,922 and $23,616 of costs for these services from WMA Agency for the years ended December 31, 1999, 2000 and 2001, respectively.

     In June 1998, we entered into a Directed Reinsurance Agreement with WMA Agency, under which WMA Agency agreed to use its best efforts to cause any life insurance company with which it had selling agreements to enter reinsurance agreements with us. In 1999, we amended the agreement to provide, among other things, that we would issue, for no monetary consideration, warrants to individuals designated by WMA Agency to purchase 300,000 shares of the common stock. These warrants were ultimately issued to key management personnel of WMA Agency. As subsequently amended, the warrants were contingent upon our raising additional capital by January 1, 2002. We raised no new capital by January 1, 2002 and the warrants expired. No shares of our common stock were issued under these warrants.

     In January 1998, we entered into a Sublease Agreement with WMA Agency for our office space in Duluth, Georgia. The sublease was on a triple-net basis for an initial term through January 2008. The annual base rent until January 2003 was $18,675. The sublease was terminated in June 2001 in conjunction with the purchase by World Financial Group of assets of WMA Agency.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Duluth, State of Georgia, on April 30, 2002.

                                          GLOBAL PREFERRED HOLDINGS, INC.

                                          By:    /s/ EDWARD F. MCKERNAN
                                            ------------------------------------
                                                     Edward F. McKernan
                                               President and Chief Executive
                                                           Officer

Dated: April 30, 2002

                        GLOBAL PREFERRED HOLDINGS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
FINANCIAL STATEMENTS:
Independent Auditors' Report................................    F-2
Consolidated Balance Sheets as of December 31, 2000 and
  2001......................................................    F-3
Consolidated Statements of Income for the Years Ended
  December 31, 1999, 2000 and 2001..........................    F-4
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income for the Years Ended December 31,
  1999, 2000 and 2001.......................................    F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 2000 and 2001..........................    F-6
Notes to Consolidated Financial Statements..................    F-7

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

                        GLOBAL PREFERRED HOLDINGS, INC.
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                 Years ended December 31, 1999, 2000, and 2001

                                                                                                  ACCUMULATED
                                     NUMBER OF               NUMBER OF             ADDITIONAL        OTHER
                                     PREFERRED   PREFERRED    COMMON     COMMON      PAID-IN     COMPREHENSIVE    RETAINED
                                      SHARES       STOCK      SHARES      STOCK      CAPITAL     INCOME (LOSS)    EARNINGS
                                     ---------   ---------   ---------   -------   -----------   -------------   -----------
Balance, January 1, 1999...........        --    $     --    2,500,000   $2,500    $20,228,973     $ 242,977     $ 3,948,589
  Comprehensive income.............
  Net income.......................                                                                                4,320,034
Other comprehensive loss, net of
  tax..............................        --          --           --       --             --      (285,529)             --
                                      -------    --------    ---------   ------    -----------     ---------     -----------
  Total comprehensive income.......
Balance, December 31, 1999.........        --          --    2,500,000    2,500     20,228,973       (42,552)      8,268,623

  Comprehensive income
  Net income.......................                                                                                5,132,876
Other comprehensive income, net of
  tax..............................                                                                  104,909
  Total comprehensive income.......
Preferred stock issued.............   266,047     532,094                            2,566,608
Preferred dividends................        --          --           --       --             --            --        (155,198)
                                      -------    --------    ---------   ------    -----------     ---------     -----------
Balance, December 31, 2000.........   266,047     532,094    2,500,000    2,500     22,795,581        62,357     $13,246,301

  Comprehensive income
  Net income.......................                                                                                5,462,581
    Other comprehensive income, net
      of tax.......................                                                                  184,174
  Total comprehensive income.......
Three-for-two stock split..........                          1,250,000    1,250         (1,250)
Preferred dividends................                                                                                 (267,104)
Treasury stock reissued (95
  shares)..........................        --          --           --       --             --            --            (633)
                                      -------    --------    ---------   ------    -----------     ---------     -----------
Balance, December 31, 2001.........   266,047    $532,094    3,750,000   $3,750    $22,794,331     $ 246,531     $18,441,145
                                      =======    ========    =========   ======    ===========     =========     ===========


                                                   TOTAL
                                     TREASURY   STOCKHOLDERS   COMPREHENSIVE
                                      STOCK        EQUITY         INCOME
                                     --------   ------------   -------------
Balance, January 1, 1999...........  $(49,900)  $24,373,139
  Comprehensive income.............
  Net income.......................               4,320,034     $4,320,034
Other comprehensive loss, net of
  tax..............................        --      (285,529)      (285,529)
                                     --------   -----------     ----------
  Total comprehensive income.......                             $4,034,505
                                                                ==========
Balance, December 31, 1999.........   (49,900)   28,407,644
  Comprehensive income
  Net income.......................               5,132,876     $5,132,876
Other comprehensive income, net of
  tax..............................                 104,909        104,909
                                                                ----------
  Total comprehensive income.......                             $5,237,785
                                                                ==========
Preferred stock issued.............               3,098,702
Preferred dividends................        --      (155,198)
                                     --------   -----------
Balance, December 31, 2000.........   (49,900)  $36,588,933
  Comprehensive income
  Net income.......................               5,462,581     $5,462,581
    Other comprehensive income, net
      of tax.......................                 184,174        184,174
                                                                ----------
  Total comprehensive income.......                             $5,646,755
                                                                ==========
Three-for-two stock split..........
Preferred dividends................                (267,104)
Treasury stock reissued (95
  shares)..........................       633            --
                                     --------   -----------
Balance, December 31, 2001.........  $(49,267)  $41,968,584
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

     Liabilities for future policy benefits under the coinsurance and modified coinsurance agreements equal reinsured policy account balances on the underlying variable universal life policies and variable annuity contracts. With regard to the separate account benefits reinsured on a modified coinsurance basis, Global Preferred records such liabilities as an offset to related assets as its intentions and rights under the agreements with the ceding life companies meet the appropriate conditions governing rights of setoff. The nature of separate account benefits do not permit Global Preferred to reinsure those benefits on a coinsurance basis. Global Preferred currently reinsures the fixed account portion of variable annuity contracts and variable universal life policies only on a coinsurance basis and, accordingly, the liabilities for that portion of the reinsurance are recorded as future policy benefits.

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and federal income tax purposes. The net deferred tax liability at December 31, 2000 and 2001 is composed of the following amounts:

                                                        2000          2001
                                                     -----------   -----------
Deferred tax assets:
Alternative minimum tax credit.....................  $    35,646   $     8,597
Capital losses realized in excess of gains.........       20,535         7,247
Reserve differences................................    8,262,095     6,139,342
Net operating loss carry-forward...................      779,960     1,030,018
DAC tax capitalized................................           --       258,252
Other..............................................       81,506        29,216
                                                     -----------   -----------
     Gross deferred tax assets.....................    9,179,742     7,472,672
                                                     -----------   -----------

                                                        2000          2001
                                                     -----------   -----------
Deferred tax liabilities:
Policy benefit reserves............................      230,110       461,348
Deferred acquisition costs.........................   14,535,795    14,552,091
Unrealized gain on securities held for sale........       32,122       127,000
                                                     -----------   -----------
     Gross deferred tax liabilities................   14,798,027    15,140,439
                                                     -----------   -----------
     Net deferred tax liabilities..................  $ 5,618,285   $ 7,667,767
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

10.  STATUTORY RESTRICTIONS

     Global Preferred Re is a Bermuda company registered as a long-term insurer under the Bermuda Insurance Act 1978 (the "Insurance Act") and as such is subject to the restrictions of the Insurance Act. The Insurance Act requires that Global Preferred Re maintain a solvency margin, defined as the excess of statutory assets over statutory liabilities, of at least $250,000. Statutory assets and liabilities refer to those assets and liabilities recorded on the statutory balance sheet required by the Insurance Act. As of December 31, 2001, Global Preferred Re had total statutory capital and surplus, the excess of statutory assets over statutory liabilities, as determined under the Insurance Act, of $9.6 million.

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
                                                             =========    =========   =========

14.  SEGMENT REPORTING

     We have defined our reportable segments based on the nature of the reinsurance agreements and the accounting treatment used for the various reinsurance agreements. Based on this definition, we have identified two reportable segments: non-universal life-type agreements and universal life-type agreements (as each is referenced in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-duration Contracts and for Realized Gains and Losses from the Sale of Investments, paragraphs 44 and 45). Global Preferred reinsures certain variable universal life policies on a renewable term basis, which are reported below as Non-Universal Life-Type Agreements and, as such, revenues therefrom are classified as premiums revenue. Renewable term reinsurance involves the reinsurance of mortality risk whereby premiums are not directly related to the premium rates on the original plan of insurance and the ceding life company is liable for the total net amount of risk of the policies reinsured. Global Preferred's renewable term agreements are accounted for under SFAS No. 60 accounting principles. Global Preferred reinsures variable annuity policies and certain other variable universal life policies on a coinsurance and modified coinsurance basis, which are reported below as Universal Life-Type Agreements and, as such, revenues therefrom are classified as reinsured policy revenues. Coinsurance involves the reinsurance of mortality and investment risks on the same basis as that of the underlying policies. The ceding life companies and Global Preferred share in these risks on a pro rata basis. Global Preferred's existing coinsurance and modified coinsurance agreements are accounted for under SFAS No. 97 accounting principles.

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

     Employment Agreements. Global Preferred's executive officers, Edward F. McKernan, Bradley E. Barks, Caryl P. Shepherd and Thomas Bobowski, are employed pursuant to written employment agreements.

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

     Mr. Barks, Chief Financial Officer and Senior Vice President -- Finance, has an initial employment agreement term from March 4, 2002 through February 28, 2003, which is renewable by agreement of the parties for additional one-year periods. Mr. Barks will receive a base salary of $250,000 for the initial term, plus options to purchase 20,000 shares of common stock, to be granted upon completion of an initial public offering. Global Preferred paid Mr. Barks a signing bonus of $9,200 and has agreed to pay $59,450 towards Mr. Barks' relocation expenses and up to six months of actual rental costs for temporary housing prior to his relocation. If Mr. Barks resigns for good reason, as defined in the agreement, or is terminated without cause, Global Preferred will pay him an amount equal to three months of his base salary if he is terminated prior to completion of an initial public offering, or twelve months of his then-current base salary if he is terminated after completion of an initial public offering.

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

     Registration Statement. On February 22, 2002, Global Preferred filed a registration statement with the Securities and Exchange Commission for an initial public offering of common stock at a proposed maximum aggregate offering price of $131,100,000.

18. PARENT COMPANY FINANCIAL INFORMATION.

                                 BALANCE SHEETS
                                (PARENT COMPANY)
                           DECEMBER 31, 2000 AND 2001

                                                                 2000          2001
                                                              -----------   -----------
                           Assets
Investment in common stock of subsidiary(1).................  $14,260,526   $14,260,526
Fixed maturity securities -- available for sale (amortized
  cost of $0 and
  $2,241,534 for 2000 and 2001, respectively)...............           --     2,296,563
Cash and cash equivalents...................................      443,277     1,374,016
Investment income due and accrued...........................        2,876        42,192
Investment income due and accrued -- intercompany(1)........      305,330       201,219
Intercompany receivables(1).................................    2,573,807       155,118
Note receivable -- intercompany(1)..........................    8,100,029     6,087,550
Prepaid expenses............................................       28,472       654,699
Current income tax receivable...............................           --         1,875
Fixed assets (net of accumulated depreciation of $102,992
  and $147,750 for
  2000 and 2001, respectively)..............................       48,806        88,114
Deferred tax benefit........................................      792,271     1,047,737
                                                              -----------   -----------
          Total assets......................................  $26,555,394   $26,209,609
                                                              ===========   ===========
            Liabilities and Stockholders' Equity
Liabilities:
  Accrued expenses and accounts payable.....................  $    79,102   $   530,880
  Accrued interest payable..................................      158,219       158,219
  Dividend payable..........................................       12,245            --
  Current income tax payable................................        7,306            --
  Long term debt............................................    5,000,000     5,000,000
                                                              -----------   -----------
          Total liabilities.................................    5,256,872     5,689,099
                                                              -----------   -----------
Stockholders' equity:
  Preferred stock, par value $2.00, 10,000,000 shares
     authorized; Series A Preferred Stock, 1,000,000 shares
     authorized; 266,047 shares issued for 2000 and 2001....      532,094       532,094
  Common stock, par value $.001, 50,000,000 shares
     authorized; 2,500,000 shares
     and 3,750,000 shares issued for 2000 and 2001,
     respectively...........................................        2,500         3,750
  Additional paid-in capital................................   22,795,581    22,794,331
  Accumulated other comprehensive income....................           --        36,319
  Retained earnings.........................................   (1,981,753)   (2,796,717)
  Treasury stock, at cost (7,485 shares and 7,390 shares for
     2000 and 2001, respectively)...........................      (49,900)      (49,267)
                                                              -----------   -----------
          Total stockholders' equity........................   21,298,522    20,520,510
                                                              -----------   -----------
Total liabilities and stockholders' equity..................  $26,555,394   $26,209,609
                                                              ===========   ===========

---------------

(1) Eliminated on consolidation

                              STATEMENTS OF INCOME
                             (PARENT COMPANY ONLY)
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                             1999          2000         2001
                                                          -----------   ----------   ----------
Revenues:
  Net investment income.................................  $    27,450   $   85,053   $  133,575
  Net realized gain (loss) on investments...............       (2,997)          --        4,904
  Intercompany interest income(1).......................           --      613,298      674,298
  Gain (loss) on dissolution of subsidiary..............       (5,266)          --           --
                                                          -----------   ----------   ----------
          Total revenue.................................       19,187      698,351      812,777
                                                          -----------   ----------   ----------
Benefits and expenses:
  Operating expenses....................................      855,627       99,752    1,259,273
  Interest expense......................................      868,252      375,000      375,000
                                                          -----------   ----------   ----------
     Total benefits and expenses........................    1,723,879      474,752    1,634,273
                                                          -----------   ----------   ----------
     Income before income tax and equity in
       undistributed net income of subsidiaries.........   (1,704,692)     223,599     (821,496)
  Income tax benefit (expense)..........................      579,595     (120,224)     274,269
                                                          -----------   ----------   ----------
     Income before equity in undistributed net income of
       subsidiaries.....................................  $(1,125,097)  $  103,375   $ (547,227)
  Equity in earnings of subsidiaries....................    5,445,131    5,029,501    6,009,808
                                                          -----------   ----------   ----------
  Net income............................................    4,320,034    5,132,876    5,462,581
  Preferred dividends...................................           --      155,198      267,104
                                                          -----------   ----------   ----------
  Net income available to common stockholders...........  $ 4,320,034   $4,977,678   $5,195,477
                                                          ===========   ==========   ==========

---------------

(1) Eliminated on consolidation

                            STATEMENTS OF CASH FLOWS
                             (PARENT COMPANY ONLY)
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                             1999            2000           2001
                                                          -----------    ------------    -----------
Cash flows from operating activities:
  Net income............................................    4,320,034       5,132,876      5,462,581
  Less equity in earnings of subsidiaries...............   (5,445,131)     (5,029,501)    (6,009,808)
                                                          -----------    ------------    -----------
  Income before equity in undistributed net income of
    subsidiaries........................................  $(1,125,097)   $    103,375    $  (547,227)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Amortization and depreciation.......................      108,597          47,975         44,758
    Deferred tax expense (benefit)......................     (579,595)        112,918       (274,176)
    Net realized (gain) loss on investments.............        2,997              --         (4,905)
  Change in:
    Investment income due and accrued...................       13,880          (2,876)       (39,316)
    Investment income due and
       accrued -- intercompany(1).......................           --        (305,330)       104,111
    Intercompany receivables(1).........................      (44,089)     (2,563,711)     2,418,689
    Prepaid expenses....................................     (139,698)        317,297       (626,227)
    Current income tax receivable.......................           --              --         (1,875)
    Other receivables...................................      171,375              --             --
    Accrued expenses and accounts payable...............      (42,196)        (22,574)       451,778
    Accrued interest payable............................      564,690        (507,570)            --
    Current income tax payable..........................           --           7,306         (7,306)
                                                          -----------    ------------    -----------
       Net cash provided by (used in) operating
         activities.....................................   (1,069,136)     (2,813,190)     1,518,304
                                                          -----------    ------------    -----------
Cash flows from investing activities:
  Dividend received from subsidiary(1)..................           --       3,400,000             --
  Return of capital from subsidiary(1)..................           --      10,000,000             --
  Investment in subsidiary(1)...........................       11,544              --             --
  Proceeds from sale of available for sale securities...      618,080              --        439,955
  Purchase of available-for-sale securities.............           --              --     (2,676,584)
  Purchase of fixed assets..............................      (50,880)         (8,449)       (84,066)
                                                          -----------    ------------    -----------
       Net cash provided by (used in) investing
         activities.....................................      578,744      13,391,551     (2,320,695)
                                                          -----------    ------------    -----------
Cash flows from financing activities:
  Issuance of preferred stock...........................           --       3,098,702             --
  Preferred dividends...................................           --        (142,953)      (279,349)
  Proceeds from (repayment of) long term debt...........      303,562      (5,303,562)            --
  Issuance (repayment) of notes
    receivable -- intercompany(1).......................           --      (8,100,029)     2,012,479
                                                          -----------    ------------    -----------
       Net cash provided by (used in) financing
         activities.....................................      303,562     (10,447,842)     1,733,130
                                                          -----------    ------------    -----------
       Net increase (decrease) in cash and cash
         equivalents....................................     (186,830)        130,519        930,739
Cash and cash equivalents at beginning of period........      499,588         312,758        443,277
                                                          -----------    ------------    -----------
Cash and cash equivalents at end of period..............  $   312,758    $    443,277    $ 1,374,016
                                                          ===========    ============    ===========

---------------

(1) Eliminated on consolidation