Form 10-Q
period 2002-03-31
GLOBAL PREFERRED HOLDINGS INC
filed 2002-05-15
CIK 947716

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to _________________________

Commission file number 0-23637

GLOBAL PREFERRED HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	58-2179041
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

11315 JOHNS CREEK PARKWAY
DULUTH, GEORGIA 30097
(770) 248-3311

(Address, Including Zip Code and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒   Yes    ☐   No

As of April 30, 2002, there were 4,141,684 shares of common stock outstanding.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Balance Sheets

	December 31,	March 31,
	2001	2002

		(Unaudited)
Assets
Fixed maturity securities – available for sale (amortized cost of $11,840,749 and $11,443,174 for 2001 and 2002, respectively)	$12,214,279	$11,695,346
Cash and cash equivalents	8,062,110	10,457,147
Investment income due and accrued	172,055	148,123
Reinsurance balances receivable	2,842,908	2,075,310
Reinsured policy loans	1,013,629	1,072,136
Deferred acquisition costs	42,800,269	52,319,483
Prepaid expenses	659,538	1,170,699
Fixed assets (net of accumulated depreciation of $147,750 and $155,132 for 2001 and 2002, respectively)	88,114	116,186

Total assets	$67,852,902	$79,054,430

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$11,911,532	$14,078,488
Reinsurance balances payable	188,818	7,861,531
Accrued expenses and accounts payable	544,683	796,651
Accrued interest payable	158,219	63,185
Current income tax payable	413,299	(5,855)
Long term debt	5,000,000	5,000,000
Deferred tax liability	7,667,767	8,219,954

Total liabilities	25,884,318	36,013,954

Stockholders’ equity:
Preferred stock, par value $2.00, 10,000,000 shares authorized; Series A Preferred Stock, 1,000,000 shares authorized; 266,047 shares issued for 2001 and no shares issued for 2002	532,094	—
Common stock, par value $.001, 50,000,000 shares authorized; 3,750,000 shares and 4,149,074 shares issued for 2001 and 2002, respectively	3,750	4,149
Additional paid-in capital	22,794,331	23,326,026
Accumulated other comprehensive income	246,531	166,434
Retained earnings	18,441,145	19,593,134
Treasury stock, at cost (7,390 shares for 2001 and 2002, respectively)	(49,267)	(49,267)

Total stockholders’ equity	41,968,584	43,040,476

Total liabilities and stockholders’ equity	$67,852,902	$79,054,430

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,

	2001	2002

Revenues:
Premiums	$4,655,919	$4,557,410
Reinsured policy revenues	2,940,344	3,595,750
Net investment income	161,327	214,351
Net realized gain on investments	5,634	7,987

Total revenue	7,763,224	8,375,498

Benefits and expenses:
Benefits, claims and settlement expenses	1,502,739	2,033,763
Change in future policy benefits	643,560	447,013
Reinsurance expense allowances, net	2,095,836	2,209,704
Amortization of deferred acquisition costs	1,002,338	1,118,705
Operating expenses	477,535	726,704
Interest expense	95,611	94,171

Total benefits and expenses	5,817,619	6,630,060

Income before income tax	1,945,605	1,745,438
Income tax expense	(654,368)	(593,449)

Net income	$1,291,237	$1,151,989

Preferred dividends	68,881	—

Net income available to common stockholders	$1,222,356	$1,151,989

Basic earnings per share	$0.33	$0.28

Diluted earnings per share	$0.31	$0.28

Weighted average common shares outstanding	3,742,610	4,141,684

Total weighted average common and common equivalent shares outstanding	4,141,684	4,141,684

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,

	2001	2002

Cash flows from operating activities:
Net income	$1,291,237	$1,151,989
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	1,014,603	1,126,087
Deferred tax expense	654,368	593,449
Net realized gain on investments	(5,634)	(7,987)
Change in:
Investment income due and accrued	(29,203)	23,932
Reinsurance balances receivable	(249,958)	767,598
Reinsured policy loans	(58,770)	(58,507)
Deferred acquisition costs	(1,376,433)	(10,637,919)
Prepaid expenses	(3,171)	(511,161)
Future policy benefits	743,627	2,166,956
Reinsurance balances payable	852,932	7,672,713
Accrued expenses and accounts payable	17,539	251,967
Accrued interest payable	(98,171)	(95,034)
Current income tax payable	(432,500)	(419,154)

Net cash provided by operating activities	2,320,466	2,024,929

Cash flows from investing activities:
Proceeds from sale and maturity of available for sale securities	200,000	201,010
Proceeds from maturities and principal payments on mortgage-backed securities of available for sale securities	61,526	204,552
Purchase of available-for-sale securities	(4,884,974)	—
Purchase of fixed assets	—	(35,454)

Net cash provided by (used in) investing activities	$(4,623,448)	370,108

Cash flows from financing activities:
Repayment of long term debt	(277,285)	—

Net cash used in financing activities	(277,285)	—

Net increase (decrease) in cash and cash equivalents	(2,580,267)	2,395,037
Cash and cash equivalents at beginning of period	4,259,153	8,062,110

Cash and cash equivalents at end of period	$1,678,886	$10,457,147

Supplemental disclosure of cash flow information:
Interest paid	$193,782	$189,205

Income taxes paid	$432,500	$419,154

Change in preferred dividend accrual	$68,881	$—

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.

Notes to Consolidated Financial Statements
March 31, 2002

(1)   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The unaudited financial statements should be read in conjunction with Global Preferred’s audited financial statements included in Global Preferred’s 2001 Form 10-K/A Annual Report as filed with the Securities and Exchange Commission.

(2)   Deferred Tax

     Global Preferred uses the asset and liability method to record deferred income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using an effective federal income tax rate of 34%. Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes specifically excludes recognition of the “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on Global Preferred’s earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No. 109, at March 31, 2002.

(3)   Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The primary component of other comprehensive income is the unrealized gain (loss) on securities as shown under the equity section of the consolidated balance sheet. Total other comprehensive income for the three months ended March 31, 2002 was $1,071,892 compared to $1,374,699 for the three months ended March 31, 2001.

(4)   Earnings Per Share

     Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period, in accordance with SFAS No. 128, Earnings Per Share. Shares of convertible preferred stock issued in June and July 2000 are included in the calculations of total weighted-average common and common equivalent shares outstanding for the three months ended March 31, 2001. The dilution effect on earnings per share from the issuance of convertible preferred stock is shown on the consolidated statements of income. The preferred stock converted to common stock on January 1, 2002.

(5)   Common Stock

     On July 12, 2001, the board of directors declared a three-for-two stock split in the form of a stock dividend, consisting of 1.25 million shares, payable to stockholders of record at the close of business on August 24, 2001. The stock dividend was distributed on September 7, 2001. Fractional shares were adjusted up to the next whole share using shares of treasury stock. Ninety-five treasury shares were issued as a result of such rounding. Share and per-share amounts have been retroactively adjusted to reflect the stock split on the consolidated statements of income.

(6)   Accounting Pronouncements

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. The provisions of SFAS No. 133 do not have a material impact on Global Preferred’s financial statements.

     In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, not previously required under SFAS No. 125. The provisions of SFAS No. 140 do not have a material impact on Global Preferred’s financial statements.

     FASB issued four new accounting standards in 2001. SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144 primarily address the accounting for goodwill, business combinations, and the impairment and disposition of long-lived assets. The adoption of these standards in 2002 is not expected to have a material impact on Global Preferred’s financial statements.

(7)   Segment Reporting

     We have defined our reportable segments based on the nature of our reinsurance agreements and the accounting treatment used for the various reinsurance agreements. Based on this definition, we have identified two reportable segments: non-universal life-type agreements and universal life-type agreements (as each is referenced in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, paragraphs 44 and 45). Global Preferred reinsures certain variable universal life policies on a renewable term basis, which are reported below as Non-Universal Life-Type Agreements and, as such, revenues therefrom are classified as premiums revenue. Renewable term reinsurance involves the reinsurance of mortality risk whereby premiums are not directly related to the premium rates on the original plan of insurance and the ceding life company is liable for the total net amount of risk of the policies reinsured. Global Preferred’s renewable term agreements are accounted for under SFAS No. 60 accounting principles. Global Preferred reinsures variable annuity contracts and certain other variable universal life policies on a coinsurance and modified coinsurance basis, which are reported below as Universal Life-Type Agreements and, as such, revenues therefrom are classified as reinsured policy revenues. Coinsurance involves the reinsurance of mortality and investment risks on the same basis as that of the underlying policies. The ceding life companies and Global Preferred share in these risks on a pro rata basis. Global Preferred’s existing coinsurance and modified coinsurance agreements are accounted for under SFAS No. 97 accounting principles.

     Items not directly related to the business segments and unallocated corporate items (i.e., other income, interest expense on corporate debt and unallocated operating expenses) are shown separately, consistent with Global Preferred’s internal measurement process. Segment assets reported include those assets directly attributable to the reinsurance agreements such as reinsurance balances receivable, deferred acquisition costs, policy loans, prepaid expenses, invested assets and cash. Cash and invested assets are allocated to the agreements based upon statutory reserves, the letters of credit posted in support of the statutory reserves held, and allocated surplus, which is consistent with Global Preferred’s internal measurement process.

	2001				2002
Three Months Ended March 31,
	Non-Universal	Universal			Non-Universal	Universal
(Dollars in thousands)	Life-type	Life-type	Other	Total	Life-type	Life-type	Other	Total

Premiums	$4,656	$—	$—	$4,656	$4,557	$—	$—	$4,557
Reinsured policy revenues		2,940	—	2,940		3,596	—	3,596
Benefits, claims and settlement expenses*	2,080	66	—	2,146	1,999	482	—	2,481
Reinsurance expense allowances, net	1,653	443	—	2,096	1,612	597	—	2,209
Amortization of deferred acquisition costs	85	918	—	1,003	25	1,094	—	1,119

Underwriting profit	838	1,513	—	2,351	921	1,423	—	2,344
Net investment income	57	42	68	167	38	61	115	214
Net realized gain on investments	—	—	—	—	—	—	8	8
Other expenses	28	76	469	573	26	39	756	821

Segment operating income (loss) before tax	867	1,479	(401)	1,945	933	1,445	(633)	1,745
Income tax expense (benefit)	292	497	(135)	654	317	491	(215)	593

Segment net income (loss)	$575	$982	$(266)	$1,291	$616	$954	$(418)	$1,152

Preferred dividends	—	—	69	69	—	—	—	—

Segment net income (loss) available to common stockholders	$575	$982	$(335)	$1,222	$616	$954	$(418)	$1,152

Segment assets	$6,770	$47,472	$5,258	$59,500	$8,475	$57,055	$13,524	$79,054

*	Benefits, claims and settlement expenses includes change in future policy benefits.

     Of the total premiums and reinsured policy revenues above, 89% and 91% relates to business issued by Western Reserve Life Assurance Co. of Ohio (“Western Reserve”) for the quarter ended March 31, 2001 and 2002, respectively. Of the total underwriting profit above, 82% and 89% relates to business issued by Western Reserve for the quarter ended March 31, 2001 and 2002, respectively.

(8)   Reclassification

     Global Preferred has reclassified the presentation of certain 2001 information to conform to the 2002 presentation.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Global Preferred as of March 31, 2002 compared with December 31, 2001, and its results of operations for the three months ended March 31, 2002, compared with the three months ended March 31, 2001. This discussion should be read in conjunction with the MD&A and Global Preferred’s consolidated financial statements and notes thereto in Global Preferred’s 2001 Annual Report on Form 10-K/A.

Overview

     Global Preferred Holdings, Inc. was incorporated in Delaware in 1995 as a holding company, owning all of the outstanding capital stock of Global Preferred Re Limited, a Bermuda company registered as a long-term insurer under the Bermuda Insurance Act 1978 (“Global Preferred Re”). Global Preferred Re, formed during 1995 under the name of WMA Life Insurance Company Limited, commenced its reinsurance operations during 1996. In the third quarter of 2001, we changed our name from The WMA Corporation to Global Preferred Holdings, Inc. and our subsidiary changed its name from WMA Life Insurance Company Limited to Global Preferred Re Limited. References in this report to “Global Preferred,” “we,” “us,” “our” and “our company” refer to Global Preferred Holdings, Inc. and, unless the context otherwise requires or otherwise as expressly stated, our Bermuda subsidiary, Global Preferred Re.

     We were formed principally to provide an opportunity for the independent agents associated with an independent marketing organization, World Marketing Alliance, Inc. (“WMA Agency”), to participate indirectly in the reinsurance of the policies they sold. An independent marketing organization (“IMO”) is an organization of independent agents that contracts with one or more insurance companies to distribute and market securities and insurance products. Many of those individual agents purchased equity in Global Preferred. In June 2001, World Financial Group, Inc., an indirect subsidiary of AEGON USA, Inc., acquired certain of the assets of WMA Agency and substantially all of the agents formerly associated with WMA Agency became associated with World Financial Group. These independent agents own a majority of the outstanding common stock of Global Preferred.

     Global Preferred, through Global Preferred Re, provides reinsurance for life insurance and annuity products. The strength of our reinsurance business is based on our historical relationship with the independent agents of World Financial Group, which is an IMO that markets the products we currently reinsure. As of April 12, 2002, World Financial Group had over 7,800 associated independent registered agents licensed to sell securities and insurance products.

     Although our reinsurance business is directed to us through our IMO relationship, the variable universal life insurance and variable annuity policies that we currently reinsure are underwritten and issued by various ceding life companies. In the insurance industry, the term “ceding” refers to the use of reinsurance to transfer from one insurance company to another some or all of the risks associated with one or more insurance policies. We often refer to the life insurance companies that reinsure life insurance and annuity policies through us as the “ceding life companies.” The ceding life companies who currently issue the policies we reinsure are:

•	Western Reserve Life Assurance Co. of Ohio (“Western Reserve”);

•	American Skandia Life Assurance Corporation (“American Skandia”);

•	Pacific Life Insurance Company (“Pacific Life”); and

•	Kemper Investors Life Insurance Company (“Zurich Life”).

     Under a reinsurance agreement, the economic consequences of certain insurance risks are transferred from the ceding life company to the reinsurer. Depending upon the type of reinsurance agreement, these risks may include mortality, persistency, investment and expense. Key considerations in evaluating the risks include industry experience, the ceding life company’s pricing and assumptions, the type of product, the ceding life company’s underwriting practices and procedures, the type of distribution system, the ceding life company’s recent experience and the market for the product.

     The ceding life companies retain responsibility for the payment of all claims, surrender values, commissions and expenses involved in issuing and maintaining the policies we reinsure. In addition, the ceding life companies administer the reinsurance contracts and, on a monthly and quarterly basis, provide us with information regarding premiums, reserves and benefits and the amounts we owe to the ceding life company for claims and settlement expenses on the policies we reinsure.

Types of Reinsurance

     We currently write three types of reinsurance: renewable term (consisting of yearly renewable term and monthly renewable term), coinsurance and modified coinsurance.

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

     Coinsurance. Under a coinsurance arrangement, the insured risks are ceded to us on essentially the same basis as underwritten by the ceding life company. The ceded risks include mortality, persistency, investment and expense. We share the risks pro rata with the ceding life company. We receive a proportionate share of gross premiums from the ceding life company and provide expense allowances to the ceding life company in recognition of expenses associated with the reinsured policies. We also pay our proportionate share of death benefits and other policy benefits. The reserves on the ceded portion of the policy are held by us and are our obligations.

     Modified Coinsurance. Modified coinsurance is similar to coinsurance except the ceding life company retains the reserves and the assets related to the reserves. Modified coinsurance is used primarily for products that develop cash values and allows the ceding life company to retain the associated assets for investment purposes.

Financial Statement Impact of Reinsurance

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Additional information is shown in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2001, which includes a summary of the methods used in the preparation of our consolidated financial statements.

Income Statement Impact

     Reinsurance Revenues. For renewable term reinsurance, we record as “premiums” the amount of reinsurance premiums we receive over the paying periods of the reinsured policies. For policies reinsured on a coinsurance or modified coinsurance basis, we record as “reinsured policy revenues” a proportionate share of gross revenues received by the ceding life company over the paying periods of the reinsured policies. These revenues represent the policy mortality and expense charges, asset-based allowances and deferred sales charges that have been assessed against the reinsured policy account balances. As we elect to convert coverage on certain policies that we currently reinsure on a renewable term basis to a coinsurance or modified coinsurance basis, the associated premium revenues for those policies will discontinue, and our proportionate share of the associated mortality and expense charges, asset based allowances and deferred sales charges will be recorded as reinsured policy revenues.

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

     Under the coinsurance and modified coinsurance agreements, the amortization of the deferred acquisition costs is in proportion to the ratio of gross profits recognized during the then current period to total anticipated future gross profits. During each accounting period, assumptions used in calculating the amortization of the deferred acquisition expense reflect actual experience for the then current accounting period. We also review, on a periodic basis, our evolving experience with regard to our assumptions concerning future experience as to mortality, persistency, investment yields and expenses in determining our estimate of anticipated future gross profits. This periodic review is commonly referred to as “unlocking.” Our period of observation is from October 1 of the previous calendar year through September 30 of the current calendar year. If we believe variances from expected assumptions are permanent, we will change the assumptions we use with regard to future experience. Upon adoption of any change in assumptions used with regard to future experience, the amortization of the deferred acquisition cost will be recalculated and reflected during the then current accounting period.

     Future Policy Benefits. Liabilities for future benefits on life insurance policies are established in an amount adequate to meet the estimated future obligations on the policies in effect. Policy and contract reserves are included in “future policy benefits” on the consolidated balance sheet.

     Liabilities for future policy benefits under the renewable term agreements include provisions for claims in the course of settlement, claims incurred but not reported and expected future claims. The liability is estimated using assumptions such as estimates of expected investment yields, mortality, persistency and expenses applicable at the time the reinsurance contracts are executed.

     Liabilities for future policy benefits under coinsurance and modified coinsurance agreements equal reinsured policy account balances on the underlying variable universal life policies and variable annuity contracts. With regard to the separate account benefits reinsured on a modified coinsurance basis, we record the liabilities as an offset to related assets as intentions and rights under the agreements with the ceding life companies meet the appropriate conditions governing rights of setoff. The nature of separate account benefits do not permit us to reinsure those benefits on a coinsurance basis. We currently reinsure the fixed portion of variable annuity contracts and variable universal life policies only on a coinsurance basis and, accordingly, the liabilities for that portion of the reinsurance are recorded as future policy benefits.

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

Fair Value Disclosure

     Investments. We classify all fixed maturities and equity securities as “available for sale.” Such securities are reported at fair value. Fixed maturities available are so classified based upon the possibility that such securities could be sold prior to maturity if that action enables us to execute our investment philosophy and appropriately match investment results to operating and liquidity needs. Unrealized gains and losses on marketable equity securities available for sale, less applicable income taxes, are reported as a separate component of “accumulated other comprehensive income (loss)” within stockholders’ equity.

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

Our Current Reinsurance Agreements

     The life insurance and annuity policies that we have reinsured to date are underwritten and issued by Western Reserve Life, American Skandia, Zurich Life and Pacific Life. The following table indicates the percentage of our reinsurance revenues derived from our ceding life companies:

	Year ended		Three Months ended
	December 31,		March 31,

	2000	2001	2002

Western Reserve	88%	88%	91%
American Skandia	10%	9%	8%
Zurich Life	2%	2%	1%
Pacific Life(1)	—	—	0%

Total	100%	100%	100%

(1)	This agreement was effective as of January 1, 2001.

The following table indicates, by ceding life company: (1) the names and types of insurance products we currently reinsure; (2) the type of reinsurance agreement applicable to each; (3) policy issue dates reinsured under each agreement; and (4) the commencement date of the reinsurance.
Reinsurance
				Policy Issue	Commencement
Ceding Life Company	Reinsured Product Name	Product Type(1)	Reinsurance Type(2)	Dates	Date

Western Reserve	Freedom Equity Protector	VUL	MRT	1/92 to 12/99	7/96
Western Reserve	Financial Freedom Builder	VUL	MRT	7/97 to 3/98	7/97
Western Reserve	Financial Freedom Builder	VUL	Co/Modco	4/98 to 12/98	4/98
Western Reserve	Financial Freedom Builder	VUL	MRT	1/99 to 3/01	10/99
Western Reserve	Financial Freedom Builder	VUL	Co/Modco	4/01 to 12/01	01/02
Western Reserve	Financial Freedom Builder	VUL	MRT	1/02 to present	10/99
Western Reserve	Freedom Elite Builder	VUL	Co/Modco	7/01 to 12/01	1/02
Zurich Life	Power VUL	VUL	MRT	9/96 to 3/01	9/96
Pacific Life	Select Exec II	VUL	YRT	1/01 to present	1/01
American Skandia	Imperium	VA	Modco	1/97 to present	1/97
Western Reserve	Freedom Wealth Creator	VA	Co/Modco	1/98 to 12/01	1/98
Western Reserve	Freedom Premier	VA	Co/Modco	10/00 to present	10/00

(1)	“VUL” means variable universal life product. “VA” means variable annuity product.
(2)	“MRT” means monthly renewable term. “YRT” means yearly renewable term. “Co/Modco” means coinsurance and modified coinsurance.

     Under our reinsurance agreements with the ceding life companies, we currently reinsure variable life insurance and variable annuity policies on either a renewable term basis or a coinsurance and modified coinsurance basis. For the three months ended March 31, 2002, the policies we reinsured on a renewable term basis represented 56% of our reinsurance revenues and the policies we reinsured on a coinsurance and modified coinsurance basis represented 44% of our reinsurance revenues.

Recent Amendments to Western Reserve Reinsurance Agreements

     Consistent with our business plan, effective as of January 1, 2002, we amended certain of our reinsurance agreements with Western Reserve to:

•	Convert our reinsurance of all Western Reserve Financial Freedom Builder variable universal life policies and riders issued from April 1, 2001 through December 31, 2001, which had been reinsured by us on a monthly renewable term basis, under which we assumed only mortality risks on the reinsured policies, to a coinsurance and modified coinsurance basis, under which we assumed a portion of all of the insured risks that the life insurance company has on the reinsured policies. The percentage of the risks assumed by us on policies reinsured after this conversion, which is referred to as the “quota share rate,” is 20%;

•	Begin reinsuring, on a coinsurance and modified coinsurance basis at a quota share rate of 20%, Western Reserve Freedom Elite Builder variable universal life policies sold by the agents associated with World Financial Group and issued from July 1, 2001 through December 31, 2001;

•	Increase our reinsurance on a coinsurance and modified coinsurance basis, from a 10% quota share rate to a 14% quota share rate, of all Western Reserve variable annuity policies sold by the agents associated with World Financial Group and issued from January 1, 1999 through December 31, 2001;

•	Begin reinsuring, on a coinsurance and modified coinsurance basis at a quota share rate of 14%, all Western Reserve variable annuity policies sold by the agents associated with World Financial Group and issued on or after January 1, 2002; and

•	Cease our reinsurance of the Western Reserve Freedom Wealth Creator variable annuity products sold, after January 1, 2002, by the agents associated with World Financial Group, due to the limited volume of new policies we anticipate to be written for this product; however, we will continue to reinsure all Freedom Wealth Creator policies we reinsured as of December 31, 2001.

     These amendments resulted in an increase in deferred acquisition costs of $8.1 million, an increase of $7.2 million in reinsurance balances payable and an increase of $929,000 in future policy benefits at March 31, 2002, as compared to December 31, 2001.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

       The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Three Months
	Ended March 31,

	2001	2002

	(As a Percentage of
	Total Revenue)
Consolidated Statements of Income Data:
Revenues
Premiums	60%	54%
Reinsured policy revenues	38	43
Net investment income	2	3
Net realized gain (loss) on investments	—	—
Loss on recapture of business	—	—

Total revenue	100%	100%

Benefits and expenses
Benefits, claims and settlement expenses	20	24
Change in future policy benefits	8	5
Reinsurance expense allowances, net	27	27
Amortization of deferred acquisition costs	13	13
Operating expenses	6	9
Interest expense	1	1

Total benefits and expenses	75	79

Income before income taxes	25	21
Income taxes	(8)	(7)

Net income	17%	14%

Revenues

     Premiums. Premiums decreased $99,000, or 2%, from $4.7 million for the three months ended March 31, 2001 to $4.6 million for the comparable period in 2002. The majority of this decrease was due to the conversion of all Western Reserve Financial Freedom Builder variable universal life policies and riders, issued from April 1, 2001 through December 31, 2001, which had been reinsured by us on a monthly renewable term basis, to a coinsurance and modified coinsurance basis, effective January 1, 2002.

     Reinsured Policy Revenues. Reinsured policy revenues increased $656,000, or 22%, from $2.9 million for the three months ended March 31, 2001 to $3.6 million for the comparable period in 2002. This increase was due to: (1) the conversion of certain Financial Freedom Builder variable universal life policies and riders, as described above; (2) the reinsurance of the Western Reserve Freedom Elite Builder variable universal life policies at a quota share rate of 20%, sold by the agents associated with World Financial Group and issued from July 1, 2001 through December 31, 2001; and (3) the increase in our reinsurance on a coinsurance and modified coinsurance basis, from a 10% quota share rate to a 14% quota share rate, of all Western Reserve variable annuity policies sold by the agents associated with World Financial Group and issued from January 1, 1999 through December 31, 2001.

     Net Investment Income and Net Realized Gain on Investments. Net investment income increased $53,000, or 33%, from $161,000 for the three months ended March 31, 2001 to $214,000 for the comparable period in 2002, primarily due to the increased size of our portfolio from new purchases of fixed maturity securities.

     The sale of fixed maturity securities for the three months ended March 31, 2001 resulted in a net realized gain on investments of $6,000 compared to a net realized gain on investments of $8,000 for the comparable period in 2002. These gains were caused by a decline in market yields, which resulted in an increase in the fair value of invested securities.

Benefits and Expenses

     Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses increased $531,000, or 35%, from $1.5 million for the three months ended March 31, 2001 to $2.0 million for the comparable period in 2002. The increase was primarily associated with the increasing age of the policies reinsured and a lower than expected incidence of claims in 2001 compared to the incidence of claims in 2002 which was closer to expected levels. Although we had higher claims activity this period as compared to last year, our claims activity continues to remain favorable as compared to our pricing of the policies reinsured. The aggregate face value of insurance underlying the policies we reinsured at March 31, 2001 was $9.4 billion compared to $9.2 billion at March 31, 2002.

     Change in Future Policy Benefits. Change in future policy benefits decreased $197,000, or 31%, from $644,000 for the three months ended March 31, 2001 to $447,000 for the comparable period in 2002. The majority of this decrease was due to the conversion of all Western Reserve Financial Freedom Builder variable universal life policies and riders, issued from April 1, 2001 through December 31, 2001, which had been reinsured by us on a monthly renewable term basis, to a coinsurance and modified coinsurance basis, effective January 1, 2002.

     Reinsurance Expense Allowances, Net. Net reinsurance expense allowances increased by $114,000, or 5%, from $2.1 million for the three months ended March 31, 2001 to $2.2 million for the comparable period in 2002. Consistent with the increase in premium revenues, the increase in net reinsurance expense allowances was due primarily to the reinsurance of the Western Reserve Freedom Elite Builder variable universal life policies and the increase in our reinsurance to a 14% quota share rate of certain Western Reserve variable annuity policies.

     Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $116,000, or 12%, from $1.0 million for the three months ended March 31, 2001 to $1.1 million for the comparable period in 2002. The increase in amortization of deferred acquisition costs was attributable to an increase in the rate of amortization, which resulted from our annual unlocking of future experience assumptions that occurred as of December 31, 2001, in conjunction with an increase in reinsured policy revenues.

     Operating Expenses. Operating expenses increased $249,000, or 52%, from $478,000 for the three months ended March 31, 2001 to $727,000 for the comparable period in 2002. These expenses include salaries and benefits, professional fees for legal, actuarial and accounting expenses and other operating expenses. The increase was attributable to a $263,000 increase in salaries, benefits and recruiting expenses, due to the employment of additional staff and the accrual of discretionary bonuses for 2002, offset by a decrease in our franchise tax for the State of Delaware as a result of the stock split in third quarter of 2001.

     Interest Expense. Interest expense decreased $2,000, or 2%, from $96,000 for the three months ended March 31, 2001 to $94,000 for the comparable period in 2002. The decrease was due to the repayment of a $5.3 million debt on a line of credit. The final payment of principal and interest in the amount of $283,566 was paid in February 2001.

     Income Taxes. Due to lower levels of income before income taxes, income taxes decreased $61,000, or 9%, from $654,000 for the three months ended March 31, 2001 to $593,000 for the comparable period in 2002. Income before income taxes is comprised of income subject to taxes which are both recognized and due in the current period and income subject to taxes which are recognized during the current period but are due in future periods. The “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. As of March 31, 2001 and 2002, we had no taxable income and as a result, we were unable to take advantage of any of the small life insurance company deduction. During 2001 and 2002 our effective tax rate was 34%.

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

     Under the coinsurance and modified coinsurance agreements, since we are reinsuring risks on essentially the same basis as that of the original policy, reinsurance premiums are materially greater than premiums received on the renewable term reinsurance. During the first year in which a policy is reinsured on a coinsurance basis, we are required to reimburse the ceding life company for our share of acquisition costs, including first year commissions and issuance expenses. Thereafter, we reimburse the ceding life company for our share of renewal commissions and maintenance expenses. Further, under modified coinsurance, we allow the ceding life company to retain assets related to reserves in support of reinsured policy benefits (e.g., cash values). Accordingly, because of the type of reinsurance and the basis reinsured, the net first year cash outlays could be as much as, or more than, that year’s premiums paid for variable universal life insurance, and as much as 10% of variable annuity premiums. In year two and beyond, however, our cash outlays for reinsurance allowances are significantly lower than in the first year of a policy.

     Consistent with our business plan, effective as of January 1, 2002, we amended certain of our reinsurance agreements with Western Reserve to: (1) convert our reinsurance of certain existing variable universal life policies from a monthly renewable term basis to a coinsurance and modified coinsurance basis; (2) increase our reinsurance quota share on certain variable annuity policies; and (3) begin reinsuring certain newly issued variable universal life and variable annuity policies. As a result of these amendments, we had an increase in deferred acquisition costs of $8.1 million, an increase in reinsurance balances payable of $7.2 million and an increase in future policy benefits of $929,000 at March 31, 2002, as compared to December 31, 2001. These transactions also resulted in a decrease in premium revenues of $99,000 and an increase in reinsured policy revenues of $656,000 for the three months ended March 31, 2002 over the same period in 2001. This is the first set in a series of similar transactions we expect to complete using the proceeds we anticipate receiving from the initial public offering of our common stock that we are currently undertaking.

     Our cash requirements for operating and investment expenses consist of: salaries and benefits; management service fees; investment management and custodial fees; accounting and consulting services fees; expenses related to regulatory issues and compliance with corporate and tax matters; and other incidental administrative expenses. We have incurred no capital expenditures during 2002.

     Net cash flows provided by operating activities were $2.3 million and $2.0 million for the three months ended March 31, 2001 and 2002, respectively. Changes in cash provided by operating activities primarily relate to: amounts of reinsurance premiums and policy revenues received; claims, reinsurance expense allowances and operating expenses paid; and changes in working capital. The amount of cash provided by operations increased in 2001 because we utilized less cash to acquire new reinsurance business.

     On July 30, 1999, we issued a $5 million, five-year convertible term note to Money Services, Inc. due on July 29, 2004. Money Services is a subsidiary of AEGON USA, Inc. Proceeds of this note were used to reduce a portion of the outstanding principal balance on a line of credit with Money Services from $10 million to $5 million. Interest is payable on the note at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. Money Services has the right to convert the outstanding principal balance of this note into common stock at any time. Upon conversion, Money Services will receive 6.25 shares of common stock for each $100 of the outstanding principal amount of the note, which reflects our three-for-two stock split in 2001. Global Preferred has the option to redeem the note, in whole or in part, between July 29, 2002 and July 29, 2004. To redeem the note before maturity, we must pay all principal, plus interest accrued from the date of the note through the redemption date at a higher effective interest rate of 9% per annum. As of March 31, 2002, we had an outstanding principal balance on the term note of $5 million and accrued interest of $63,000.

     In addition, we had a $5 million line of credit with Money Services that we paid in full, together with the related accrued interest, on February 15, 2001. Principal payments totaled $277,285 during 2001.

     Our primary source of liquidity was $10.5 million in cash and cash equivalents at March 31, 2002. The effective duration of our fixed maturity portfolio is 2.6 years with 100% of the fixed maturity securities having an effective maturity of less than 10 years. Our fixed maturity portfolio represents all of our total invested assets, and has an average Moody’s quality rating of Aa2. A majority of our cash and cash equivalents balance was used to pay $7.2 million to Western Reserve on April 2, 2002 to fund the reinsurance amendments effective January 1, 2002.

     Net cash flows provided by (used in) investing activities were $(4.6) million and $370,000 for the three months ended March 31, 2001 and 2002, respectively. Changes in cash used in investing activities are generally a result of our investment of excess capital generated by operating activities to purchase fixed maturity securities. The $4.6 million of cash used in investing activities in 2001 primarily relates to our purchase of fixed maturity securities. Net cash flows provided by investing activities of $370,000 in 2002 were the result of proceeds generated from the sale of available for sale securities and from the principal payments on mortgage-backed securities.

     Net cash flows used in financing activities were $277,000 and $0 for the three months ended March 31, 2001 and 2002, respectively. Changes in cash used in financing activities related to the principal payments on the Money Services line of credit, which was paid in full in February 2001.

     We are a holding company with no direct operations, and our principal assets are the capital stock of Global Preferred Re and $3.5 million of cash and invested assets, as of March 31, 2002. We rely primarily on funds retained at the holding company level, debt service on amounts loaned to Global Preferred Re and potential dividends from Global Preferred Re to meet ongoing cash requirements. The ability of Global Preferred Re to pay us dividends is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda. During the three months ended March 31, 2002, Global Preferred Re paid us no dividends.

     Under our reinsurance agreements, we are required to provide security through a letter of credit for the benefit of the ceding life companies. We have three letters of credit issued by Comerica Bank, our custodian, for the benefit of Western Reserve, Pacific Life and Zurich Life, in the amounts of $8.5 million, $50,000 and $300,000, respectively. We assess our letter of credit needs in support of each reinsurance agreement. If determined to be necessary, we will undertake to develop facilities for future letters of credit and trust arrangements in support of additional reinsurance agreements.

Forward-Looking Statements

     Certain statements made in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe-harbor” provisions of that Act. Additionally, any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements may include, but are not limited to statements relating to reinsurance revenues, gross profits, cash flows and net income in future periods. Such statements often include the words “believes,” “expects,” “assumes,” “predicts,” “continue,” “potential,” “should,” “could,” “can,” “may,” “will,” “proposes,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” and variations or negations of such expressions or similar expressions. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to:

•	Successful completion by Global Preferred of the initial public offering of its common stock;

•	A decrease in the level of demand for our reinsurance business, or increased competition in the industry;

•	Extent to which we are able to develop new reinsurance programs;

•	Adverse reinsurance experience;

•	Estimates of reserves;

•	Assumptions used in accounting for deferred acquisition costs;

•	Negotiation of reinsurance agreements;

•	Our cash requirements;

•	Availability of capital on acceptable terms;

•	The passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate; and

•	Changes in economic conditions, including interest rate conditions, which could affect our investment portfolio.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     At March 31, 2002, the impact on our investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 1.1%, or approximately $237,000, and the impact on our investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 1.0%, or approximately $216,000.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     We are currently not a party to any material legal proceedings.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Series A Preferred Stock, par value of $2.00 per share, of which 266,047 shares were issued, automatically converted into 399,074 shares of common stock, as adjusted for the three-for-two stock split, on January 1, 2002.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the first quarter of 2002, no matters were submitted to our security holders for a vote.

ITEM 5.    OTHER INFORMATION

     Effective April 12, 2002, substantially all of the securities licenses of the agents of WMA Securities, Inc., the broker-dealer affiliated with WMA Agency, were transferred to World Group Securities, Inc., the broker-dealer affiliated with World Financial Group.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     Global Preferred filed an 8-K report on February 22, 2002 regarding the resignation of S. Hubert Humphrey, Jr., dated December 28, 2001 and the Form of Stock Option Grant Certificate for S. Hubert Humphrey, Jr.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed on June 28, 1995)

3.1.1	Amendment to Certificate of Incorporation of the Registrant, changing the name of the Company to “The WMA Corporation” (incorporated by reference to Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, filed on May 15, 1998)

3.1.2	Amendment to Certificate of Incorporation of the Registrant, increasing the number of authorized shares of common stock and creating a new class of authorized shares of preferred stock (incorporated by reference to Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, filed on August 16, 1999)

3.1.3	Certificate of Amendment to Certificate of Incorporation of the Registrant, changing the name of the Company to “Global Preferred Holdings, Inc.” (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed on November 14, 2001)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 filed on February 22, 2002)

4.1	Revised Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-1/A filed on April 19, 2002)

4.2	Subscription Agreement (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form SB-2 filed on November 17, 1995)

4.3	Revised Specimen Warrant (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form SB-2 filed on December 29, 1995)

4.4	Loan Agreement between WMA Agency and Offering Subscribers (incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form SB-2 filed on November 17, 1995)

10.1	Form of Escrow Agreement between Registrant and Fidelity National Bank as Escrow Agent (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form SB-2 filed on September 22, 1995)

10.2	Form of Promotional Share Escrow Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form SB-2 filed on November 17, 1995)

10.3	Loan Agreement with Money Services, Inc. (incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form SB-2 filed on November 17, 1995)

10.4	Loan Agreement between Money Services, Inc. and WMA Agency (incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form SB-2 filed on November 17, 1995)

10.5	Management Agreement with WMA Management (incorporated by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form SB-2 filed on November 17, 1995)

10.6	Modification of Loan & Security Agreement between Money Services, Inc. and WMA Agency (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, filed on May 15, 1998)

10.7	Reinsurance Agreement No. 1 between WMA Life Insurance Company Limited and Western Reserve Life Assurance Company of Ohio, dated July 9, 1996 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998,filed on May 15, 1998)

10.8	Corporate Services Agreement with World Marketing Alliance, Inc. (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, filed on August 14, 1998)

10.9*	Automatic Variable Annuity Reinsurance Agreement between Western Reserve Life Assurance Company of Ohio and WMA Life Insurance Company Limited, effective January 1, 1998 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, filed on August 14, 1998)

10.10*	Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 between Western Reserve Life Assurance Company of Ohio and WMA Life Insurance Company Limited, effective April 1, 1998 (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, filed on August 14, 1998)

10.11	Sublease Agreement by and between World Marketing Alliance, Inc. and The WMA Corporation, dated as of January 21, 1998 (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1997, filed on October 1, 1998)

10.12	Management Agreement dated August 2, 1995 between CFM Insurance Managers, Ltd. and WMA Life (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1997, filed on October 1, 1998)

10.13	Form of Pledge and Security Agreement and Irrevocable Proxy between Debtor and World Marketing Alliance, Inc. (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1997, filed on October 1, 1998)

10.14	Revolving Line of Credit Loan Agreement between The WMA Corporation and Money Services, Inc., dated September 30, 1998 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, filed on November 16, 1998)

10.15	Revolving Line of Credit Promissory Note issued by The WMA Corporation on September 30,1998 to Money Services, Inc. in the principal sum of $10,000,000 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, filed on November 16, 1998)

10.16	Directed Reinsurance Agreement between WMA Life and WMA Agency, dated June 8, 1998 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, filed on November 16, 1998)

10.17	First Amendment of Revolving Line of Credit Promissory Note between The WMA Corporation and Money Services, Inc., dated January 29, 1999 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999, filed on May 17, 1999)

10.18	1999 Stock Option Plan and Stock Option Agreement Form of the Registrant (incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement, filed on August 3, 1999)

10.19	Amendment Number 1 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited, effective January 1, 1999 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, filed on November 15, 1999)

10.20	Amendment Number 1 to the Automatic Variable Annuity Reinsurance Agreement between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited, effective January 1, 1999 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, filed on November 15, 1999)

10.21	Third Amendment of Revolving Line of Credit Promissory Note between The WMA Corporation and Money Services, Inc., dated July 30, 1999 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, filed on November 15, 1999)

10.22	Five Year Term Note issued by The WMA Corporation to Money Services, Inc. on July 30, 1999 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, filed on November 15, 1999)

10.23	Fourth Amendment of Revolving Line of Credit Promissory Note between The WMA Corporation and Money Services, Inc., effective December 31, 1999 (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999, filed on March 20, 2000)

10.24*	Amendment Number 2 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited, effective October 1, 1999 (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000)

10.25*	Automatic Flexible Premium Variable Life Reinsurance Agreement Number 3 between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited, effective October 1, 1999 (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000)

10.26*	Amendment Number 2 to the Automatic Variable Annuity Reinsurance Agreement between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited, effective October 1, 1999 (incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000)

10.27	Amendment Number 3 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited, effective February 1, 2000 (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000)

10.28	Amendment Number 3 to the Automatic Variable Annuity Reinsurance Agreement between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited, effective February 1, 2000 (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000)

10.29*	Amendment Number 4 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 between Western Reserve and WMA Life, effective January 1, 2000 (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000, filed on March 20, 2001)

10.30*	Amendment Number 5 to the Automatic Variable Annuity Reinsurance Agreement between Western Reserve and WMA Life, effective January 1, 2000 (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000, filed on March 20, 2001)

10.31	Third Amendment and Joinder to the Directed Reinsurance Agreement between The WMA Corporation, World Marketing Alliance, Inc. and World Financial Group, Inc. dated July 12, 2001 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed on August 13, 2001)

10.32	First Right Agreement between The WMA Corporation and Western Reserve Life Assurance Co. of Ohio dated July 12, 2001 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed on August 13, 2001)

10.33	Amendment Number 3 to the Automatic Reinsurance Agreement between Western Reserve Life Assurance Company of Ohio and WMA Life Insurance Company Limited, effective as of September 18, 2001 (incorporated by reference to Exhibit 10.33 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002)

10.34	Amendment Number 5 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 between Western Reserve and WMA Life, effective September 18, 2001 (incorporated by reference to Exhibit 10.34 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002)

10.35*	Amendment Number 6 to the Automatic Flexible Premium Variable Life Reinsurance Agreement between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited, effective September 18, 2001(incorporated by reference to Exhibit 10.35 to Registrant’s Registration Statement on Form S-1/A, filed on May 8, 2002)

10.36	Amendment Number 2 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 3 between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited, effective September 18, 2001 (incorporated by reference to Exhibit 10.36 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002)

10.37	Amendment Number 6 to the Automatic Variable Annuity Reinsurance Agreement between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited, effective September 18, 2001 (incorporated by reference to Exhibit 10.37 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002)

10.38	Global Preferred Holdings, Inc. Stock Incentive Plan and Form of Stock Option Grant Certificate (incorporated by reference to Exhibit 10.38 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002)

10.39	Global Preferred Holdings, Inc. Directors Stock Option Plan and Form of Stock Option Grant Certificate (incorporated by reference to Exhibit 10.39 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002)

10.40	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.40 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002)

10.41	Employment Agreement by and between the Registrant and Edward F. McKernan, effective January 1, 2002 (incorporated by reference to Exhibit 10.41 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002)

10.42	Employment Agreement by and between the Registrant and Caryl P. Shepherd, effective February 1, 2002 (incorporated by reference to Exhibit 10.42 to Registrant’s Registration Statement on Form S-1/A, filed on March 29, 2002)

10.43	Resignation of S. Hubert Humphrey, Jr., dated December 28, 2001 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, filed on February 22, 2002)

10.44	Form of Stock Option Grant Certificate for S. Hubert Humphrey, Jr. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K, filed on February 22, 2002)

10.45	Employment Agreement by and between the Registrant and Bradley E. Barks, effective March 4, 2002 (incorporated by reference to Exhibit 10.45 to Registrant’s Registration Statement on Form S-1/A, filed on March 29, 2002)

10.46	Employment Agreement by and between the Registrant and Thomas Bobowski, effective March 4, 2002 (incorporated by reference to Exhibit 10.46 to Registrant’s Registration Statement on Form S-1/A, filed on March 29, 2002)

10.47*	Automatic Pool Reinsurance Agreement, effective April 1, 1998, among WMA Life Insurance Company Limited, American Phoenix Life and Reinsurance Company, Swiss Re Life & Health America, Inc., The Lincoln National Life Insurance Company and Transamerica Occidental Life Insurance Company (incorporated by reference to Exhibit 10.47 to Registrant’s Registration Statement on Form S-1/A, filed on May 8, 2002)

10.48	Amendment Number 7 to the Automatic Flexible Premium Variable Life Reinsurance Agreement between Western Reserve Life Assurance Co. of Ohio and Global Preferred Re Limited, f/k/a WMA Life Insurance Company Limited, effective January 1, 2002 (incorporated by reference to Exhibit 10.48 to Registrant’s Registration Statement on Form S-1/A, filed on April 19, 2002)

10.49	Amendment Number 3 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 3 between Western Reserve Life Assurance Co. of Ohio and Global Preferred Re Limited, f/k/a WMA Life Insurance Company Limited, effective January 1, 2002 (incorporated by reference to Exhibit 10.49 to Registrant’s Registration Statement on Form S-1/A, filed on April 19, 2002)

10.50	Amendment Number 7 to the Automatic Variable Annuity Reinsurance Agreement between Western Reserve Life Assurance Co. of Ohio and Global Preferred Re Limited, f/k/a WMA Life Insurance Company Limited, effective January 1, 2002 (incorporated by reference to Exhibit 10.50 to Registrant’s Registration Statement on Form S-1/A, filed on April 19, 2002)

*	Confidential Treatment was previously requested with respect to portions of these documents. The omitted portions of these documents were filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Duluth, State of Georgia on the 15th day of May, 2002.

GLOBAL PREFERRED HOLDINGS, INC.

By:	/s/ EDWARD F. MCKERNAN

Edward F. McKernan Chief Executive Officer and President and Director

By:	/s/ BRADLEY E. BARKS

Bradley E. Barks Chief Financial Officer and Senior Vice President – Finance