Form 10-Q
period 2002-06-30
GLOBAL PREFERRED HOLDINGS INC
filed 2002-08-14
CIK 947716

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

☒ Yes        ☐ No

As of July 31, 2002, there were 4,141,684 shares of common stock outstanding.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Balance Sheets

	December 31,	June 30,
	2001	2002

		(Unaudited)
Assets
Fixed maturity securities – available for sale (amortized cost of $11,840,749 and $10,893,954 for 2001 and 2002, respectively)	$12,214,279	$11,322,790
Cash and cash equivalents	8,062,110	4,444,797
Investment income due and accrued	172,055	145,074
Reinsurance balances receivable	2,842,908	1,882,520
Reinsured policy loans	1,013,629	1,125,917
Deferred acquisition costs	42,800,269	53,088,021
Prepaid expenses	659,538	2,400,194
Current income tax recoverable	—	178,355
Fixed assets (net of accumulated depreciation of $147,750 and $163,942 for 2001 and 2002, respectively)	88,114	108,366

Total assets	$67,852,902	$74,696,034

Liabilities and Stockholders’ Equity

Liabilities:
Future policy benefits	$11,911,532	$15,242,756
Reinsurance balances payable	188,818	740,701
Accrued expenses and accounts payable	544,683	876,874
Accrued interest payable	158,219	156,678
Current income tax payable	413,299	—
Long term debt	5,000,000	5,000,000
Deferred tax liability	7,667,767	8,698,710

Total liabilities	25,884,318	30,715,719

Stockholders’ equity:
Preferred stock, par value $2.00, 10,000,000 shares authorized; Series A Preferred Stock, 1,000,000 shares authorized; 266,047 shares issued for 2001 and no shares issued for 2002	532,094	—
Common stock, par value $.001, 50,000,000 shares authorized; 3,750,000 shares and 4,149,074 shares issued for 2001 and 2002, respectively	3,750	4,149
Additional paid-in capital	22,794,331	23,326,026
Accumulated other comprehensive income	246,531	283,035
Retained earnings	18,441,145	20,416,372
Treasury stock, at cost (7,390 shares for 2001 and 2002, respectively)	(49,267)	(49,267)

Total stockholders’ equity	41,968,584	43,980,315

Total liabilities and stockholders’ equity	$67,852,902	$74,696,034

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Revenues:
Premiums	$4,796,161	$4,532,290	$9,452,080	$9,089,700
Reinsured policy revenues	2,806,558	3,559,193	5,746,902	7,154,943
Net investment income	205,705	188,030	367,032	402,381
Net realized gain on investments	—	(649)	5,634	7,338

Total revenue	7,808,424	8,278,864	15,571,648	16,654,362

Benefits and expenses:
Benefits, claims and settlement expenses	1,582,738	2,638,067	3,085,477	4,671,831
Change in future policy benefits	547,936	410,664	1,191,496	857,677
Reinsurance expense allowances, net	2,154,575	2,124,752	4,250,411	4,334,456
Amortization of deferred acquisition costs	876,760	1,071,799	1,879,098	2,190,504
Operating expenses	361,819	694,751	839,354	1,421,455
Interest expense	93,493	96,904	189,104	191,075

Total benefits and expenses	5,617,321	7,036,937	11,434,940	13,666,998

Income before income tax	2,191,103	1,241,927	4,136,708	2,987,364
Income tax expense	(742,852)	(418,688)	(1,397,220)	(1,012,137)

Net income	1,448,251	823,239	2,739,488	1,975,227

Preferred dividends	68,881	—	137,762	—

Net income available to common shareholders	$1,379,370	$823,239	$2,601,726	$1,975,227

Basic earnings per share	$0.37	$0.20	$0.69	$0.48

Diluted earnings per share	$0.35	$0.20	$0.66	$0.48

Weighted-average common shares outstanding	3,742,610	4,141,684	3,742,610	4,141,684

Total weighted-average common and common equivalent shares outstanding	4,141,684	4,141,684	4,141,684	4,141,684

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,

	2001	2002

Cash flows from operating activities:
Net income	$2,739,488	$1,975,227
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	1,903,628	2,206,696
Deferred tax expense	1,397,220	1,012,137
Net realized gain on investments	(5,634)	(7,338)
Change in:
Investment income due and accrued	(78,255)	26,981
Reinsurance balances receivable	(259,267)	960,388
Reinsured policy loans	(114,469)	(112,288)
Deferred acquisition costs	(2,398,170)	(12,478,256)
Prepaid expenses	(119,106)	(128,710)
Current income tax recoverable	—	(178,355)
Future policy benefits	1,676,906	3,331,224
Reinsurance balances payable	146,590	551,883
Accrued expenses and accounts payable	(8,393)	332,191
Accrued interest payable	(4,678)	(1,541)
Current income tax payable	(540,625)	(413,299)

Net cash provided by (used in) operating activities	4,335,235	(2,923,060)

Cash flows from investing activities:
Proceeds from sale and maturity of available for sale securities	200,000	1,572,284
Proceeds from maturities and principal payments on mortgage-backed securities of available for sale securities	166,063	381,491
Purchase of available-for-sale securities	(7,372,415)	(999,638)
Purchase of fixed assets	—	(36,444)

Net cash provided by (used in) investing activities	(7,006,352)	917,693

Cash flows from financing activities:
Repayment of long term debt	(277,285)	—
Prepaid expenses — deferred offering costs	—	(1,611,946)

Net cash used in financing activities	(277,285)	(1,611,946)

Net decrease in cash and cash equivalents	(2,948,402)	(3,617,313)
Cash and cash equivalents at beginning of period	4,259,153	8,062,110

Cash and cash equivalents at end of period	$1,310,751	$4,444,797

Supplemental disclosure of cash flow information:
Interest paid	$193,782	$192,616

Income taxes paid	$540,625	$591,654

Change in preferred dividend accrual	$137,762	$—

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)

(1) Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The unaudited financial statements should be read in conjunction with Global Preferred’s audited financial statements included in Global Preferred’s 2001 Form 10-K/A Annual Report as filed with the Securities and Exchange Commission.

(2) Deferred Tax

     Global Preferred uses the asset and liability method to record deferred income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using an effective federal income tax rate of 34%. Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes specifically excludes recognition of the “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on Global Preferred’s earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No. 109, at June 30, 2002.

(3) Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The primary component of other comprehensive income is the unrealized gain (loss) on securities as shown under the equity section of the consolidated balance sheet. Total other comprehensive income for the three months ended June 30, 2002 was $939,840 compared to $1,416,464 for the three months ended June 30, 2001. Total other comprehensive income for the six months ended June 30, 2002 was $2,011,731 compared to $2,791,163 for the six months ended June 30, 2001.

(4) Earnings Per Share

     Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period, in accordance with SFAS No. 128, Earnings Per Share. Shares of convertible preferred stock issued in June and July 2000 are included in the calculations of total weighted-average common and common equivalent shares outstanding for the three months and six months ended June 30, 2001. The dilution effect on earnings per share from the issuance of convertible preferred stock is shown on the consolidated statements of income. The preferred stock converted to common stock on January 1, 2002.

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

     The FASB issued four new accounting standards in 2001. SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144 primarily address the accounting for goodwill, business combinations, and the impairment and disposition of long-lived assets. The adoption of these standards in 2002 is not expected to have a material impact on Global Preferred’s financial statements.

     The FASB recently issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The provisions of this statement related to the rescission of SFAS No. 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The adoption of this statement is not expected to have a material impact on Global Preferred’s financial statements.

     The FASB recently issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of this statement require companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on Global Preferred’s financial statements.

(7) Segment Reporting

     Global Preferred defines reportable segments based on the nature of our reinsurance agreements and the accounting treatment used for the various reinsurance agreements. Based on this definition, two reportable segments have been identified: non-universal life-type agreements and universal life-type agreements (as each is referenced in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, paragraphs 44 and 45). Global Preferred reinsures certain variable universal life policies on a renewable term basis, which are reported below as Non-Universal Life-Type Agreements and, as such, revenues therefrom are classified as premiums revenue. Renewable term reinsurance involves the reinsurance of mortality risk whereby premiums are not directly related to the premium rates on the original plan of insurance. Global Preferred’s renewable term agreements are accounted for under SFAS No. 60 accounting principles. Global Preferred reinsures variable annuity contracts and certain other variable universal life policies on a coinsurance and modified coinsurance basis, which are reported below as Universal Life-Type Agreements and, as such, revenues therefrom are classified as reinsured policy revenues. Coinsurance involves the reinsurance of mortality and investment risks on the same basis as that of the underlying policies. The ceding life companies and Global Preferred share in these risks on a pro rata basis. Global Preferred’s existing coinsurance and modified coinsurance agreements are accounted for under SFAS No. 97 accounting principles.

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

SEGMENT REPORTING

Three Months Ended June 30,	2001				2002

	Non-Universal	Universal			Non-Universal	Universal
(Dollars in thousands)	Life-type	Life-type	Other	Total	Life-type	Life-type	Other	Total

Premiums	$4,796	$—	$—	$4,796	$4,532	$—	$—	$4,532
Reinsured policy revenues	—	2,807	—	2,807	—	3,559	—	3,559
Benefits, claims and settlement expenses*	1,968	163	—	2,131	2,409	640	—	3,049
Reinsurance expense allowances, net	1,693	462	—	2,155	1,633	491	—	2,124
Amortization of deferred acquisition costs	100	776	—	876	65	1,007	—	1,072

Underwriting profit	1,035	1,406	—	2,441	425	1,421	—	1,846
Net investment income	56	60	89	205	36	73	79	188
Net realized gain on investments	—	—	—	—	—	—	—	—
Other expenses	37	51	367	455	32	79	681	792

Segment operating income (loss) before tax	1,054	1,415	(278)	2,191	429	1,415	(602)	1,242
Income tax expense (benefit)	357	480	(94)	743	145	477	(203)	419

Segment net income (loss)	$697	$935	$(184)	$1,448	$284	$938	$(399)	$823

Preferred dividends	—	—	69	69	—	—	—	—

Segment net income (loss) available to common stockholders	$697	$935	$(253)	$1,379	$284	$938	$(399)	$823

Segment assets	$8,871	$45,436	$7,653	$61,960	$7,832	$60,184	$6,680	$74,696

Six Months Ended June 30,	2001				2002

	Non-Universal	Universal			Non-Universal	Universal
(Dollars in thousands)	Life-type	Life-type	Other	Total	Life-type	Life-type	Other	Total

Premiums	$9,452	$—	$—	$9,452	$9,090	$—	$—	$9,090
Reinsured policy revenues	—	5,747	—	5,747		7,155	—	7,155
Benefits, claims and settlement expenses*	4,048	229	—	4,277	4,408	1,121	—	5,529
Reinsurance expense allowances, net	3,346	905	—	4,251	3,202	1,133	—	4,335
Amortization of deferred acquisition costs	185	1,694	—	1,879	73	2,118	—	2,191

Underwriting profit	1,873	2,919	—	4,792	1,407	2,783	—	4,190
Net investment income	113	102	157	372	73	133	196	402
Net realized gain on investments	—	—	—	—	—	—	7	7
Other expenses	65	127	836	1,028	58	117	1,437	1,612

Segment operating income (loss) before tax	1,921	2,894	(679)	4,136	1,422	2,799	(1,234)	2,987
Income tax expense (benefit)	649	977	(229)	1,397	482	948	(418)	1,012

Segment net income (loss)	$1,272	$1,917	$(450)	$2,739	$940	$1,851	$(816)	$1,975

Preferred dividends	—	—	138	138	—	—	—	—

Segment net income (loss) available to common stockholders	$1,272	$1,917	$(588)	$2,601	$940	$1,851	$(816)	$1,975

Segment assets	$8,871	$45,436	$7,653	$61,960	$7,832	$60,184	$6,680	$74,696

*	Benefits, claims and settlement expenses includes change in future policy benefits.

     Of the total premiums and reinsured policy revenues above for the quarters ended June 30, 2001 and 2002, 89% and 90%, respectively, relates to business issued by Western Reserve Life Assurance Co. of Ohio (“Western Reserve”). Of the total premiums and reinsured policy revenues above for the six months ended June 30, 2001 and 2002, 89% and 91%, respectively, relates to business issued by Western Reserve. Of the total underwriting profit above for the quarters ended June 30, 2001 and 2002, 83% and 85%, respectively, relates to business issued by Western Reserve. Of the total underwriting profit above for the six months ended June 30, 2001 and 2002, 82% and 87%, respectively, relates to business issued by Western Reserve.

(8) Reclassification

     Global Preferred has reclassified the presentation of certain 2001 information to conform to the 2002 presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Global Preferred as of June 30, 2002 compared with December 31, 2001, and its results of operations for the three months and six months ended June 30, 2002, compared with the three months and six months ended June 30, 2001. This discussion should be read in conjunction with the MD&A and Global Preferred’s consolidated financial statements and notes thereto in Global Preferred’s 2001 Annual Report on Form 10-K, as amended.

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

     We were formed principally to provide an opportunity for the independent agents associated with an independent marketing organization to participate indirectly in the reinsurance of the policies they sold. An independent marketing organization (“IMO”) is an organization of independent agents that contracts with one or more insurance companies to distribute and market securities and insurance products. Many of the individual agents that purchased equity in Global Preferred are currently associated with World Financial Group, Inc., an affiliate of AEGON USA, Inc., and currently, control a majority of the outstanding common stock of Global Preferred.

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

     Although our reinsurance business is directed to us through our IMO relationship, the variable universal life insurance and variable annuity policies that we currently reinsure are underwritten and issued by various ceding life companies. In the insurance industry, the term “ceding” refers to the use of reinsurance to transfer from one insurance company to another some or all of the risks associated with one or more insurance policies. We often refer to the life insurance companies that reinsure life insurance and annuity policies through us as the “ceding life companies.” The ceding life companies who issue the policies we reinsure are:

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

     Renewable Term. Renewable term, also referred to as risk premium reinsurance, which includes monthly renewable term and yearly renewable term, is a plan of reinsurance in which the premium rates are not directly related to the premium rates on the original plan of insurance. Under renewable term reinsurance, the ceding life company reinsures a portion of the mortality risk with us. The amount reinsured in any one period is not based on the face amount of the policy, but rather on the portion of the net amount of risk we reinsure. The net amount of risk is typically defined as the difference between the death benefit and the cash value of a policy.

     Coinsurance. Under a coinsurance arrangement, the insured risks are ceded to us on essentially the same basis as underwritten by the ceding life company. The ceded risks include mortality, persistency, investment and expense. We share the risks pro rata with the ceding life company. We receive a proportionate share of gross premiums from the ceding life company and provide expense allowances to the ceding life company to pay for the expenses associated with the reinsured policies. We also pay our proportionate share of death benefits and other policy benefits. The reserves on the ceded portion of the policy are held by us and are our obligations. Correspondingly, we invest the assets related to the reserves and receive investment income from those assets.

     Modified Coinsurance. Modified coinsurance is similar to coinsurance except the ceding life company retains the reserves and the assets related to the reserves. Modified coinsurance is used primarily for products that develop cash values and allows the ceding life company to retain the associated assets for investment purposes.

Financial Statement Impact of Reinsurance

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Additional information is shown above in the notes to consolidated financial statements and in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K, as amended for the year ended December 31, 2001, which includes a summary of the methods used in the preparation of our consolidated financial statements.

Income Statement Impact

     Reinsurance Revenues. For renewable term reinsurance, we record as “premiums” the amount of reinsurance premiums we receive over the paying periods of the reinsured policies. For policies reinsured on a coinsurance or modified coinsurance basis, we record as “reinsured policy revenues” our proportionate share of gross revenues received by the ceding life company over the paying periods of the reinsured policies. These revenues represent the policy mortality and expense charges, asset-based allowances and deferred sales charges that have been assessed against the reinsured policy account balances.

     If we elect to convert coverage on certain policies that we currently reinsure on a renewable term basis to a coinsurance or modified coinsurance basis, the associated premium revenues for those policies will discontinue, and our proportionate share of the associated mortality and expense charges, asset based allowances and deferred sales charges will be recorded as reinsured policy revenues.

     Reinsurance Expenses. Regardless of the type of reinsurance, our related expenses may include: (1) benefits, claims and settlement expenses, which represent our share of the payments made under the reinsured policies during the period, (2) expense allowances paid to the ceding life company for expenses associated with the reinsured policies, including commissions and costs associated with underwriting, marketing, policy issue and maintenance, and (3) amortization of deferred acquisition costs, which are discussed in more detail below.

     The Company’s profitability, in part, depends on the volume of policies written and on the death claims incurred. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods, and are subject to fluctuation from quarter to quarter and year to year.

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

     Liabilities for future policy benefits under coinsurance and modified coinsurance agreements equal reinsured policy account balances on the underlying variable universal life policies and variable annuity contracts. With regard to the separate account benefits reinsured on a modified coinsurance basis, we record the liabilities as an offset to related assets as intentions and rights under the agreements with the ceding life companies meet the appropriate conditions governing rights of setoff. The nature of separate account benefits does not permit us to reinsure those benefits on a coinsurance basis. We currently reinsure the fixed portion of variable annuity contracts and variable universal life policies only on a coinsurance basis and, accordingly, the liabilities for that portion of the reinsurance are recorded as future policy benefits.

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

Our Current Reinsurance Agreements

     The life insurance and annuity policies that we have reinsured to date are underwritten and issued by Western Reserve Life, American Skandia, Zurich Life and Pacific Life. The following table indicates the percentage of our reinsurance revenues derived from our ceding life companies:

			Six Months
	Year Ended		Ended
	December 31,		June 30,
	2000	2001	2002

Western Reserve	88%	89%	91%
American Skandia	10%	9%	8%
Zurich Life	2%	2%	1%
Pacific Life(1)	—	0%	0%

Total	100%	100%	100%

(1)	This agreement was effective as of January 1, 2001.

     The following table indicates, by ceding life company: (1) the names and types of insurance products we currently reinsure; (2) the type of reinsurance agreement applicable to each; (3) policy issue dates reinsured under each agreement; and (4) the commencement date of the reinsurance.

Reinsurance
		Product	Reinsurance	Policy Issue	Commencement
Ceding Life Company	Reinsured Product Name	Type(1)	Type(2)	Dates	Date
Western Reserve	Freedom Equity Protector	VUL	MRT	1/92 to 12/99	7/96
Western Reserve	Financial Freedom Builder	VUL	MRT	7/97 to 3/98	7/97
Western Reserve	Financial Freedom Builder	VUL	Co/Modco	4/98 to 12/98	4/98
Western Reserve	Financial Freedom Builder	VUL	MRT	1/99 to 3/01	10/99
Western Reserve	Financial Freedom Builder	VUL	Co/Modco	4/01 to 12/01	01/02
Western Reserve	Financial Freedom Builder	VUL	MRT	1/02 to present	10/99
Western Reserve	Freedom Elite Builder	VUL	Co/Modco	7/01 to 12/01	1/02
Zurich Life	Power VUL	VUL	MRT	9/96 to 3/01	9/96
Pacific Life	Select Exec II	VUL	YRT	1/01 to present	1/01
American Skandia	Imperium	VA	Modco	1/97 to present	1/97
Western Reserve	Freedom Wealth Creator	VA	Co/Modco	1/98 to 12/01	1/98
Western Reserve	Freedom Premier	VA	Co/Modco	10/00 to present	10/00

(1)	“VUL” means variable universal life product. “VA” means variable annuity product.

(2)	“MRT” means monthly renewable term. “YRT” means yearly renewable term. “Co/Modco” means coinsurance and modified coinsurance.

     Under our reinsurance agreements with the ceding life companies, we currently reinsure variable life insurance and variable annuity policies on either a renewable term basis or a coinsurance and modified coinsurance basis. For the three months and six months ended June 30, 2002, the policies we reinsured on a renewable term basis represented 56% of our reinsurance revenues and the policies we reinsured on a coinsurance and modified coinsurance basis represented 44% of our reinsurance revenues.

Recent Amendments to Western Reserve Reinsurance Agreements

     Consistent with our business plan, effective as of January 1, 2002, we amended certain of our reinsurance agreements with Western Reserve to:

•	Convert our reinsurance of all Western Reserve Financial Freedom Builder variable universal life policies and riders issued from April 1, 2001 through December 31, 2001, which had been reinsured by us on a monthly renewable term basis, under which we assumed only mortality risks on the reinsured policies, to a coinsurance and modified coinsurance basis, under which we assumed a portion of all of the insured risks that the life insurance company has on the reinsured policies. The percentage of the risks assumed by us on policies reinsured after this conversion, which is referred to as the “quota share rate,” is 20%;

•	Begin reinsuring, on a coinsurance and modified coinsurance basis at a quota share rate of 20%, Western Reserve Freedom Elite Builder variable universal life policies sold by the agents associated with World Financial Group and issued from July 1, 2001 through December 31, 2001;

•	Increase our reinsurance on a coinsurance and modified coinsurance basis, from a 10% quota share rate to a 14% quota share rate, of all Western Reserve variable annuity policies sold by the agents associated with World Financial Group and issued from January 1, 1999 through December 31, 2001;

•	Begin reinsuring, on a coinsurance and modified coinsurance basis at a quota share rate of 14%, all Western Reserve variable annuity policies sold by the agents associated with World Financial Group and issued on or after January 1, 2002; and

•	Cease our reinsurance of the Western Reserve Freedom Wealth Creator variable annuity products sold, after January 1, 2002, by the agents associated with World Financial Group, due to the limited volume of new policies we anticipate to be written for this product; however, we will continue to reinsure all Freedom Wealth Creator policies we reinsured as of December 31, 2001.

Results of Operations

Three Months and Six Months Ended June 30, 2002 Compared to Three Months and Six Months Ended June 30, 2001

     The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

	(As a Percentage of Total Revenue)
Consolidated Statements of Income Data:
Revenues:
Premiums	61%	55%	61%	55%
Reinsured policy revenues	36	43	37	43
Net investment income	3	2	2	2
Net realized gain (loss) on investments	—	—	—	—
Loss on recapture of business	—	—	—	—

Total revenue	100%	100%	100%	100%

Benefits and expenses:
Benefits, claims and settlement expenses	20	32	20	28
Change in future policy benefits	7	5	8	5
Reinsurance expense allowances, net	28	26	27	26
Amortization of deferred acquisition costs	11	13	12	13
Operating expenses	5	8	5	9
Interest expense	1	1	1	1

Total benefits and expenses	72	85	73	82

Income before income taxes	28	15	27	18
Income taxes	(10)	(5)	(9)	(6)

Net income	18%	10%	18%	12%

Revenues

     Premiums. Premiums decreased by $264,000, or 6%, and $362,000, or 4%, for the quarter and the six months ended June 30, 2002, respectively, compared to the same periods in 2001. The majority of this decrease was due to the conversion of all Western Reserve Financial Freedom Builder variable universal life policies and riders, issued from April 1, 2001 through December 31, 2001, which had been reinsured by us on a monthly renewable term basis, to a coinsurance and modified coinsurance basis, effective January 1, 2002.

     Reinsured Policy Revenues. Reinsured policy revenues increased $753,000, or 27%, and $1.4 million, or 25%, for the quarter and the six months ended June 30, 2002, respectively, compared to the same periods in 2001. This increase was due to: (1) the conversion of certain Financial Freedom Builder variable universal life policies and riders, as described above; (2) the reinsurance of the Western Reserve Freedom Elite Builder variable universal life policies at a quota share rate of 20%, sold by the agents associated with World Financial Group and issued from July 1, 2001 through December 31, 2001; and (3) the increase in our reinsurance on a coinsurance and modified coinsurance basis, from a 10% quota share rate to a 14% quota share rate, of all Western Reserve variable annuity policies sold by the agents associated with World Financial Group and issued from January 1, 1999 through December 31, 2001. In addition, surrender revenues increased due to higher surrender rates in 2002 compared to 2001.

     Net Investment Income and Net Realized Gain on Investments. Net investment income increased $35,000, or 10%, for the six months ended June 30, 2002 for the comparable period in 2001, primarily due to the increase in the average size of our portfolio for the six-month period of 2001 compared to 2002. Net investment income decreased $18,000, or 9%, for the quarter ended June 30, 2002 from the comparable period in 2001, primarily due to the decreased size of our portfolio, because of the $7.2 million payment to Western Reserve in April 2002 relating to the amendments to our reinsurance agreements effective January 1, 2002, and also due to a greater proportion of our assets being invested in cash and cash equivalents in 2002.

     The sale of fixed maturity securities for the six months ended June 30, 2002 resulted in a net realized gain on investments of $7,000 compared to a net realized gain on investments of $6,000 for the comparable period in 2001. These gains were caused by a decline in market yields, which resulted in an increase in the fair value of invested securities.

Benefits and Expenses

     Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses increased $1.1 million, or 67%, and $1.6 million, or 51%, for the quarter and six months ended June 30, 2002, compared to the same periods in 2001, respectively. The increase was primarily associated with a lower than expected incidence of death claims in 2001 combined with a higher than expected incidence of death claims in 2002 and the increasing age of the policies reinsured. Death claim experience for the quarter ended June 30, 2002 was about 10% higher than original pricing expectations. Considering historical experience has been favorable as compared to original pricing expectations, we believe this level of claims is a near-term fluctuation. The aggregate face value of insurance underlying the policies we reinsured at June 30, 2001 was $9.4 billion compared to $9.0 billion at June 30, 2002.

     Change in Future Policy Benefits. Change in future policy benefits decreased $137,000, or 25%, and $334,000, or 28%, for the quarter and the six months ended June 30, 2002, respectively compared to the same periods in 2001. The majority of this decrease was due to the conversion of all Western Reserve Financial Freedom Builder variable universal life policies and riders, issued from April 1, 2001 through December 31, 2001, which had been reinsured by us on a monthly renewable term basis, to a coinsurance and modified coinsurance basis, effective January 1, 2002.

     Reinsurance Expense Allowances, Net. Net reinsurance expense allowances decreased $30,000, or 1%, and increased $84,000, or 2%, for the quarter and the six months ended June 30, 2002, respectively, compared to the same periods in 2001. These amounts are reflective of the increase in business in force primarily attributable to the amendments to our reinsurance agreements effective January 1, 2002 offset by the decrease in business in force due to normal lapse and surrender activity.

     Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $195,000, or 22%, and $311,000, or 17%, for the quarter and the six months ended June 30, 2002, respectively, compared to the same periods in 2001. The increase in amortization of deferred acquisition costs was attributable to an increase in the deferred acquisition costs due to the amendments to our reinsurance agreements effective January 1, 2002, and an increase in our rate of amortization, which resulted from our annual unlocking of future experience assumptions that occurred as of December 31, 2001, in conjunction with an increase in reinsured policy revenues.

     Operating Expenses. Operating expenses increased $333,000, or 92%, and $582,000, or 69%, for the quarter and the six months ended June 30, 2002, respectively, compared to the same periods in 2001. These expenses include salaries and benefits, professional fees for legal, actuarial and accounting expenses and other operating expenses. The increase for the six months ended June 30, 2002 was attributable to a $544,000 increase in salaries, bonuses, benefits and recruiting expenses due to the employment of additional staff, a $84,000 increase in our directors and officers’ insurance costs, a $31,000 increase in directors fees and consulting fees, offset by a decrease in our franchise tax for the State of Delaware as a result of the stock split in third quarter of 2001.

     Interest Expense. Interest expense increased $3,000, or 4%, and $2,000, or 1%, for the quarter and the six months ended June 30, 2002, respectively, compared to the same periods in 2001. The increase was due to the interest associated with the $7.2 million settlement paid to Western Reserve on April 2, 2002 to fund the reinsurance amendments that were effective January 1, 2002.

     Income Taxes. Due to lower levels of income before income taxes, income taxes decreased $324,000, or 44%, and $385,000, or 28%, for the quarter and the six months ended June 30, 2002, respectively, compared to the same periods in 2001. Income before income taxes is comprised of income subject to taxes which are both recognized and due in the current period and income subject to taxes which are recognized during the current period but are due in future periods. The “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of current taxable income. As of June 30, 2001 and 2002, we had no current taxable income and as a result, we were unable to take advantage of any of the small life insurance company deduction. During 2001 and 2002 our effective tax rate was 34%.

     In accordance with SFAS No. 109, Accounting for Income Taxes, we have $8.8 million of net operating loss carryforwards which begin to expire in 2018. These net operating loss carryforwards at a 34% effective tax rate are included as an offset to the deferred tax liability. It is our belief that it is more likely than not that the deferred tax assets will be realized as an offset against future taxable income, however, if we do not have sufficient taxable income in the future to utilize this asset, a write-off may result thereby reducing our net income.

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

     We generally receive premiums in advance of our making related benefits and claims payments. Under the renewable term reinsurance agreements, premiums typically vary in proportion to the expected mortality claims reinsured. Our cash inflows under the renewable term agreements are premiums for the mortality risk reinsured. Our cash outflows are reinsurance expense allowances and death benefit claims. The reinsurance expense allowances represent our share of acquisition and maintenance expenses incurred by the ceding life company that are attributable to the risks reinsured by us.

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

     Consistent with our business plan, effective as of January 1, 2002, we amended certain of our reinsurance agreements with Western Reserve to: (1) convert our reinsurance of certain existing variable universal life policies from a monthly renewable term basis to a coinsurance and modified coinsurance basis; (2) increase our reinsurance quota share on certain variable annuity policies; and (3) begin reinsuring certain newly issued variable universal life and variable annuity policies. This is the first set in a series of similar transactions we seek to complete using the proceeds we may receive from the financing activities that we are undertaking. If, however, we are unsuccessful at raising adequate additional capital, as described in the next paragraph, during the next six months, then we do not anticipate completing these additional, similar transactions.

     On May 16, 2002, Global Preferred Holdings and the managing underwriters for its currently pending public offering determined to postpone the offering due to unfavorable market conditions. Associated with the activities from the public offering, as of June 30, 2002, we have $2.2 million of deferred offering costs to be offset against the proceeds we may receive from the offering. We have not withdrawn the registration statement and we continue to strive toward the completion of the registration process. We are also pursuing alternative interim sources of capital. In the event the public offering is not successful or we are not able to raise capital from alternative financing activities at an acceptable cost, a write-off of those deferred offering costs may result as early as the third quarter, 2002. The deferred offering costs are shown as an asset under prepaid expenses on the consolidated balance sheet.

     Our cash requirements for operating and investment expenses consist of: salaries and benefits; management service fees; investment management and custodial fees; accounting and consulting services fees; expenses related to regulatory issues and compliance with corporate and tax matters; and other incidental administrative expenses. We have incurred no capital expenditures during 2002.

     Net cash flows provided by (used in) operating activities were $4.3 million and ($2.9 million) for the six months ended June 30, 2001 and 2002, respectively. Changes in cash provided by operating activities primarily relate to: amounts of reinsurance premiums and policy revenues received; claims, reinsurance expense allowances and operating expenses paid; and changes in working capital. Cash flows were used in operating activities in 2002 primarily because of the $7.2 million settlement paid to Western Reserve to fund the reinsurance amendments. Cash flows were provided by operations in 2001 because we utilized less cash to acquire new reinsurance business.

     On July 30, 1999, we issued a $5 million, five-year convertible term note to Money Services, Inc. due on July 29, 2004. Money Services is a subsidiary of AEGON USA, Inc. Proceeds of this note were used to reduce a portion of the outstanding principal balance on a line of credit with Money Services from $10 million to $5 million. Interest is payable on the note at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. Money Services has the right to convert the outstanding principal balance of this note into common stock at any time. Upon conversion, Money Services will receive 6.25 shares of common stock for each $100 of the outstanding principal amount of the note, which reflects our three-for-two stock split in 2001. Global Preferred has the option to redeem the note, in whole or in part, between July 29, 2002 and July 29, 2004. To redeem the note before maturity, we must pay all principal, plus interest accrued from the date of the note through the redemption date at a higher effective interest rate of 9% per annum. As of June 30, 2002, we had an outstanding principal balance on the term note of $5 million and accrued interest of $156,678.

     In addition, we had a $5 million line of credit with Money Services that we paid in full, together with the related accrued interest, on February 15, 2001. Principal payments totaled $277,285 during 2001.

     Our primary source of liquidity was $4.4 million in consolidated cash and cash equivalents at June 30, 2002. The effective duration of our fixed maturity portfolio is 2.8 years with 100% of the fixed maturity securities having an effective maturity of less than 10 years. Our fixed maturity portfolio represents all of our total invested assets, and has an average Moody’s quality rating of Aa2. On April 2, 2002, a majority of our cash and cash equivalents balance was used to pay $7.2 million to Western Reserve to fund the reinsurance amendments effective January 1, 2002.

     Net cash flows (used in) provided by investing activities were ($7.0 million) and $935,000 for the six months ended June 30, 2001 and 2002, respectively. Changes in cash used in investing activities are generally a result of our investment of excess capital generated by operating activities to purchase fixed maturity securities. The $7.0 million of cash used in investing activities in 2001 primarily relates to our purchase of fixed maturity securities. Net cash flows provided by investing activities of $900,000 in 2002 were the result of proceeds generated from the sale and maturity of available for sale securities and from the principal payments on mortgage-backed securities.

     Net cash flows used in financing activities were $277,285 and $1.6 million for the six months ended June 30, 2001 and 2002, respectively. Changes in cash used in financing activities in 2002 related to the cash paid for activities related to the pending public offering (deferred offering costs), which are recorded as prepaid expenses on the consolidated balance sheet and can be offset against the proceeds we may receive from the offering. Changes in cash used in financing activities in 2001 related to principal payments on the Money Services line of credit, which was paid in full in February 2001.

     Global Preferred Holdings, Inc. is a holding company with no direct operations, and whose principal assets are the capital stock of Global Preferred Re and $2.5 million of cash and invested assets, as of June 30, 2002. Global Preferred Holdings, Inc. relies primarily on funds retained at the holding company level, debt service on amounts loaned to Global Preferred Re and potential dividends from Global Preferred Re to meet ongoing cash requirements. The ability of Global Preferred Re to pay dividends to Global Preferred Holdings, Inc. is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda. During the six months ended June 30, 2002, Global Preferred Re paid no dividends to Global Preferred Holdings, Inc.

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

Forward-Looking Statements

     Certain statements made in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe-harbor” provisions of that Act. Additionally, any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements may include, but are not limited to statements relating to reinsurance revenues, gross profits, cash flows and net income in future periods. Such statements often include the words “believes,” “expects,” “assumes,” “predicts,” “continue,” “potential,” “should,” “could,” “can,” “may,” “will,” “proposes,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” and variations or negations of such expressions or similar expressions. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to:

•	Successful completion by Global Preferred of the initial public offering of its common stock;

•	A decrease in the level of demand for our reinsurance business, or increased competition in the industry;

•	Extent to which we are able to develop new reinsurance programs;

•	Adverse reinsurance experience, including death claims and surrenders;

•	Estimates of reserves;

•	Assumptions used in accounting for deferred acquisition costs;

•	Negotiation of reinsurance agreements;

•	Our cash requirements;

•	Availability of capital on acceptable terms;

•	The passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate; and

•	Changes in economic conditions, including interest rate conditions, which could affect our investment portfolio.

     These forward-looking statements are subject to change and uncertainty that are beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect on our business. We cannot assure you that future developments will be in accordance with our expectations or that the effect of future developments will be those we anticipate. Actual results could differ materially from those we expect, depending upon the outcome of certain factors, including those described in the forward-looking statements and in the section titled “Factors That May Affect Future Results” in our 2001 Annual Report on Form 10-K, as amended. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     At June 30, 2002, the impact on our investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 1.9%, or approximately $283,000, and the impact on our investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 1.5%, or approximately $234,000.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are currently not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     There were no changes in securities during the three months ended June 30, 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders (the “Annual Meeting”) of the Company was held on July 30, 2002. There were present at the Annual Meeting, in person or by proxy, holders of 2,152,018 shares (or approximately 52%) of the common stock entitled to vote.

     (b)  The following directors were elected to hold office for a term expiring at the 2003 Annual Meeting, or until their successors are elected and qualified, with the vote for each director being reflected below:

Name	Votes For	Votes Withheld

Joseph F. Barone	2,121,394	30,624
Edward F. McKernan	2,121,394	30,624
Eugene M. Howerdd, Jr.	2,121,094	30,924
Thomas W. Montgomery	1,485,543	666,475
Milan M. Radonich	2,121,394	30,624
C. Simon Scupham	2,121,094	30,924

     The affirmative vote of the holders of a plurality of the outstanding shares of common stock represented at the Annual Meeting was required to elect each director.

     (c)  The proposal to ratify the Global Preferred Holdings, Inc. Stock Incentive Plan and the options granted thereunder was approved with 1,769,021 affirmative votes cast, 379,116 negative votes cast and 3,881 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to approve the proposal.

     (d)  The proposal to ratify the Global Preferred Holdings, Inc. Directors Stock Option Plan and the options granted thereunder was approved with 1,595,699 affirmative votes cast, 385,420 negative votes cast and 170,899 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to approve the proposal.

     (e)  The proposal to ratify the grant of options to S. Hubert Humphrey, Jr. was approved with 1,319,779 affirmative votes cast, 815,793 negative votes cast and 16,446 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to approve the proposal.

     (f)  The proposal to ratify the appointment of KPMG, LLP as the Company’s independent auditors for the year ending December 31, 2002 was approved with 2,137,923 affirmative votes cast, 8,250 negative votes cast and 5,845 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to approve the proposal.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed on June 28, 1995)

3.1.1	Amendment to Certificate of Incorporation of the Registrant, changing the name of the Company to “The WMA Corporation” (incorporated by reference to Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, filed on May 15, 1998)

3.1.2	Amendment to Certificate of Incorporation of the Registrant, increasing the number of authorized shares of common stock and creating a new class of authorized shares of preferred stock (incorporated by reference to Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, filed on August 16, 1999)

3.1.3	Certificate of Amendment to Certificate of Incorporation of the Registrant, changing the name of the Company to “Global Preferred Holdings, Inc.” (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed on November 14, 2001)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 filed on February 22, 2002)

4.1	Revised Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-1/A filed on April 19, 2002)

4.2	Subscription Agreement (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form SB-2 filed on November 17, 1995)

4.3	Revised Specimen Warrant (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form SB-2 filed on December 29, 1995)

4.4	Loan Agreement between World Marketing Alliance, Inc. and Offering Subscribers (incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form SB-2 filed on November 17, 1995)

10.1	Form of Escrow Agreement between Registrant and Fidelity National Bank as Escrow Agent (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form SB-2 filed on September 22, 1995)

10.2	Form of Promotional Share Escrow Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form SB-2 filed on November 17, 1995)

10.3	Loan Agreement with Money Services, Inc. (incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form SB-2 filed on November 17, 1995)

10.4	Loan Agreement between Money Services, Inc. and World Marketing Alliance, Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form SB-2 filed on November 17, 1995)

10.5	Management Agreement with WMA Management Services, Inc. (incorporated by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form SB-2 filed on November 17, 1995)

10.6	Modification of Loan & Security Agreement between Money Services, Inc. and World Marketing Alliance, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, filed on May 15, 1998)

10.7	Reinsurance Agreement No. 1 between WMA Life Insurance Company Limited and Western Reserve Life Assurance Co. of Ohio, dated July 9, 1996 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998,filed on May 15, 1998)

10.8	Corporate Services Agreement with World Marketing Alliance, Inc. (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, filed on August 14, 1998)

10.9*	Automatic Variable Annuity Reinsurance Agreement between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited, effective January 1, 1998 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, filed on August 14, 1998)

10.10*	Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited, effective April 1, 1998 (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, filed on August 14, 1998)

10.11	Sublease Agreement by and between World Marketing Alliance, Inc. and The WMA Corporation, dated as of January 21, 1998 (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1997, filed on October 1, 1998)

10.12	Management Agreement dated August 2, 1995 between CFM Insurance Managers, Ltd. and WMA Life (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1997, filed on October 1, 1998)

10.13	Form of Pledge and Security Agreement and Irrevocable Proxy between Debtor and World Marketing Alliance, Inc. (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1997, filed on October 1, 1998)

10.14	Revolving Line of Credit Loan Agreement between The WMA Corporation and Money Services, Inc., dated September 30, 1998 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, filed on November 16, 1998)

10.15	Revolving Line of Credit Promissory Note issued by The WMA Corporation on September 30,1998 to Money Services, Inc. in the principal sum of $10,000,000 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, filed on November 16, 1998)

10.16	Directed Reinsurance Agreement between WMA Life and World Marketing Alliance, Inc., dated June 8, 1998 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, filed on November 16, 1998)

10.17	First Amendment of Revolving Line of Credit Promissory Note between The WMA Corporation and Money Services, Inc., dated January 29, 1999 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999, filed on May 17, 1999)

10.18	1999 Stock Option Plan and Stock Option Agreement Form of the Registrant (incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement, filed on August 3, 1999)

10.19	Amendment Number 1 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited, effective January 1, 1999 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, filed on November 15, 1999)

10.20	Amendment Number 1 to the Automatic Variable Annuity Reinsurance Agreement between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited, effective January 1, 1999 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, filed on November 15, 1999)

10.21	Third Amendment of Revolving Line of Credit Promissory Note between The WMA Corporation and Money Services, Inc., dated July 30, 1999 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, filed on November 15, 1999)

10.22	Five Year Term Note issued by The WMA Corporation to Money Services, Inc. on July 30, 1999 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, filed on November 15, 1999)

10.23	Fourth Amendment of Revolving Line of Credit Promissory Note between The WMA Corporation and Money Services, Inc., effective December 31, 1999 (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999, filed on March 20, 2000)

10.24*	Amendment Number 2 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited, effective October 1, 1999 (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000)

10.25*	Automatic Flexible Premium Variable Life Reinsurance Agreement Number 3 between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited, effective October 1, 1999 (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000)

10.26*	Amendment Number 2 to the Automatic Variable Annuity Reinsurance Agreement between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited, effective October 1, 1999 (incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000)

10.27	Amendment Number 3 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited, effective February 1, 2000 (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000)

10.28	Amendment Number 3 to the Automatic Variable Annuity Reinsurance Agreement between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited, effective February 1, 2000 (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000)

10.29*	Amendment Number 4 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 between Western Reserve and WMA Life, effective January 1, 2000 (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000, filed on March 20, 2001)

10.30*	Amendment Number 5 to the Automatic Variable Annuity Reinsurance Agreement between Western Reserve and WMA Life, effective January 1, 2000 (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000, filed on March 20, 2001)

10.31	Third Amendment and Joinder to the Directed Reinsurance Agreement between The WMA Corporation, World Marketing Alliance, Inc. and World Financial Group, Inc. dated July 12, 2001 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed on August 13, 2001)

10.32	First Right Agreement between The WMA Corporation and Western Reserve Life Assurance Co. of Ohio dated July 12, 2001 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed on August 13, 2001)

10.33	Amendment Number 3 to the Automatic Reinsurance Agreement between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited, effective as of September 18, 2001 (incorporated by reference to Exhibit 10.33 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002)

10.34	Amendment Number 5 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 between Western Reserve and WMA Life, effective September 18, 2001 (incorporated by reference to Exhibit 10.34 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002)

10.35*	Amendment Number 6 to the Automatic Flexible Premium Variable Life Reinsurance Agreement between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited, effective September 18, 2001(incorporated by reference to Exhibit 10.35 to Registrant’s Registration Statement on Form S-1/A, filed on May 8, 2002)

10.36	Amendment Number 2 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 3 between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited, effective September 18, 2001 (incorporated by reference to Exhibit 10.36 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002)

10.37	Amendment Number 6 to the Automatic Variable Annuity Reinsurance Agreement between Western Reserve Life Assurance Co. of Ohio and WMA Life Insurance Company Limited, effective September 18, 2001(incorporated by reference to Exhibit 10.37 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002)

10.38	Global Preferred Holdings, Inc. Stock Incentive Plan and Form of Stock Option Grant Certificate (incorporated by reference to Exhibit 10.38 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002)

10.39	Global Preferred Holdings, Inc. Directors Stock Option Plan and Form of Stock Option Grant Certificate (incorporated by reference to Exhibit 10.39 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002)

10.40	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.40 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002)

10.41	Employment Agreement by and between the Registrant and Edward F. McKernan, effective January 1, 2002 (incorporated by reference to Exhibit 10.41 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002)

10.42	Employment Agreement by and between the Registrant and Caryl P. Shepherd, effective February 1, 2002 (incorporated by reference to Exhibit 10.42 to Registrant’s Registration Statement on Form S-1/A, filed on March 29, 2002)

10.43	Resignation of S. Hubert Humphrey, Jr., dated December 28, 2001 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, filed on February 22, 2002)

10.44	Form of Stock Option Grant Certificate for S. Hubert Humphrey, Jr. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K, filed on February 22, 2002)

10.45	Employment Agreement by and between the Registrant and Bradley E. Barks, effective March 4, 2002 (incorporated by reference to Exhibit 10.45 to Registrant’s Registration Statement on Form S-1/A, filed on March 29, 2002)

10.46	Employment Agreement by and between the Registrant and Thomas Bobowski, effective March 4, 2002 (incorporated by reference to Exhibit 10.46 to Registrant’s Registration Statement on Form S-1/A, filed on March 29, 2002)

10.47*	Automatic Pool Reinsurance Agreement, effective April 1, 1998, among WMA Life Insurance Company Limited, American Phoenix Life and Reinsurance Company, Swiss Re Life & Health America, Inc., The Lincoln National Life Insurance Company and Transamerica Occidental Life Insurance Company (incorporated by reference to Exhibit 10.47 to Registrant’s Registration Statement on Form S-1/A, filed on May 8, 2002)

10.48	Amendment Number 7 to the Automatic Flexible Premium Variable Life Reinsurance Agreement between Western Reserve Life Assurance Co. of Ohio and Global Preferred Re Limited, f/k/a WMA Life Insurance Company Limited, effective January 1, 2002 (incorporated by reference to Exhibit 10.48 to Registrant’s Registration Statement on Form S-1/A, filed on April 19, 2002)

10.49	Amendment Number 3 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 3 between Western Reserve Life Assurance Co. of Ohio and Global Preferred Re Limited, f/k/a WMA Life Insurance Company Limited, effective January 1, 2002 (incorporated by reference to Exhibit 10.49 to Registrant’s Registration Statement on Form S-1/A, filed on April 19, 2002)

10.50	Amendment Number 7 to the Automatic Variable Annuity Reinsurance Agreement between Western Reserve Life Assurance Co. of Ohio and Global Preferred Re Limited, f/k/a WMA Life Insurance Company Limited, effective January 1, 2002 (incorporated by reference to Exhibit 10.50 to Registrant’s Registration Statement on Form S-1/A, filed on April 19, 2002)

*	Confidential Treatment was previously requested with respect to portions of these documents. The omitted portions of these documents were filed separately with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Duluth, State of Georgia on the 14th day of August 2002.

GLOBAL PREFERRED HOLDINGS, INC.

By:	/s/ EDWARD F. MCKERNAN

Edward F. McKernan
Chief Executive Officer and President and Director

By:	/s/ BRADLEY E. BARKS

Bradley E. Barks
Chief Financial Officer and Senior Vice President — Finance