Form 10-Q
period 2002-09-30
GLOBAL PREFERRED HOLDINGS INC
filed 2002-11-15
CIK 947716

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                       6455 EAST JOHNS CROSSING, SUITE 402
                              DULUTH, GEORGIA 30097
                                 (770) 248-3311
               (Address, Including Zip Code and Telephone Number,
        Including Area Code, of Registrant's Principal Executive Offices)
                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [ ] No

As of November 12, 2002, there were 4,141,684 shares of common stock outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...........................................................................  3

ITEM 1.  FINANCIAL STATEMENTS............................................................................  3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.......................................................................  9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................... 19

ITEM 4.  CONTROLS AND PROCEDURES......................................................................... 19

PART II - OTHER INFORMATION.............................................................................. 20

ITEM 1.  LEGAL PROCEEDINGS............................................................................... 20

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................... 20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................................. 20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................. 20

ITEM 5.  OTHER INFORMATION............................................................................... 20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................ 20

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         GLOBAL PREFERRED HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                DECEMBER 31,        SEPTEMBER 30,
                                                                                    2001                 2002
                                                                                ------------        -------------
                                                                                                     (Unaudited)
                                Assets
Fixed maturity securities - available for sale (amortized cost of
   $11,840,749 and $11,105,323 for 2001 and 2002, respectively)                 $ 12,214,279         $ 11,731,349
Cash and cash equivalents                                                          8,062,110            4,640,917
Investment income due and accrued                                                    172,055              136,809
Reinsurance balances receivable                                                    2,842,908            2,742,475
Reinsured policy loans                                                             1,013,629            1,119,521
Deferred acquisition costs                                                        42,800,269           51,617,276
Prepaid expenses                                                                     659,538              941,321
Current income tax recoverable                                                            --              174,375
Fixed assets (net of accumulated depreciation of $147,750 and
   $216,628 for 2001 and 2002, respectively)                                          88,114              241,573
                                                                                ------------         ------------
         Total assets                                                           $ 67,852,902         $ 73,345,616
                                                                                ============         ============
                 Liabilities and Stockholders' Equity
Liabilities:
   Future policy benefits                                                       $ 11,911,532         $ 16,180,243
   Reinsurance balances payable                                                      188,818              363,846
   Accrued expenses and accounts payable                                             544,683              477,281
   Accrued interest payable                                                          158,219               63,699
   Current income tax payable                                                        413,299                   --
   Long term debt                                                                  5,000,000            5,000,000
   Deferred tax liability                                                          7,667,767            8,213,325
                                                                                ------------         ------------
         Total liabilities                                                        25,884,318           30,298,394
                                                                                ------------         ------------
Stockholders' equity:
   Preferred stock, par value $2.00, 10,000,000 shares authorized;
     Series A Preferred Stock, 1,000,000 shares authorized; 266,047
     shares issued for 2001 and no shares issued for 2002                            532,094                   --
   Common stock, par value $.001, 50,000,000 shares authorized;
     3,750,000 shares and 4,149,074 shares issued for 2001
     and 2002, respectively                                                            3,750                4,149
   Additional paid-in capital                                                     22,794,331           23,326,026
   Accumulated other comprehensive income                                            246,531              413,178
   Retained earnings                                                              18,441,145           19,353,136
   Treasury stock, at cost (7,390 shares for 2001 and 2002,
     respectively)                                                                   (49,267)             (49,267)
                                                                                ------------         ------------
         Total stockholders' equity                                               41,968,584           43,047,222
                                                                                ------------         ------------
Total liabilities and stockholders' equity                                      $ 67,852,902         $ 73,345,616
                                                                                ============         ============

          See accompanying notes to consolidated financial statements.

                         GLOBAL PREFERRED HOLDINGS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                      ----------------------------    -----------------------------
                                                          2001            2002            2001             2002
                                                      ------------    ------------    ------------     ------------
Revenues:
   Premiums                                           $ 4,908,499     $ 4,484,848     $ 14,360,578     $ 13,574,548
   Reinsured policy revenues                            2,728,000       3,441,907        8,474,901       10,596,850
   Net investment income                                  220,681         168,074          587,712          570,455

   Net realized gain (loss) on investments                 (1,658)             --            3,976            7,338
                                                      -----------     -----------     ------------     ------------
     Total revenue                                      7,855,522       8,094,829       23,427,167       24,749,191
                                                      -----------     -----------     ------------     ------------

Benefits and expenses:
   Benefits, claims and settlement expenses             1,406,931       2,134,758        4,492,408        6,806,589
   Change in future policy benefits                       742,345         353,099        1,933,841        1,210,776
   Reinsurance expense allowances, net                  2,094,355       2,100,972        6,344,766        6,435,428
   Amortization of deferred acquisition
     costs                                                740,840       2,483,943        2,619,938        4,674,447
   Operating expenses                                     515,248         814,119        1,354,602        2,235,574
   Costs of withdrawn offering                                 --       1,712,000               --        1,712,000
   Interest expense                                        94,521          94,521          283,625          285,596
                                                      -----------     -----------     ------------     ------------
     Total benefits and expenses                        5,594,240       9,693,412       17,029,180       23,360,410
                                                      -----------     -----------     ------------     ------------
     Income (Loss) before income tax                    2,261,282      (1,598,583)       6,397,987        1,388,781
   Income tax benefit (expense)                          (653,529)        535,347       (2,050,749)        (476,790)
                                                      -----------     -----------     ------------     ------------
     Net income (loss)                                  1,607,753      (1,063,236)       4,347,238          911,991

   Preferred dividends                                     71,177              --          208,938               --
                                                      -----------     -----------     ------------     ------------
     Net income (loss) available to common
      shareholders                                    $ 1,536,576     $(1,063,236)    $  4,138,300     $    911,991
                                                      ===========     ===========     ============     ============

Basic earnings (loss) per share                       $      0.41     $     (0.26)    $       1.11     $       0.22
                                                      ===========     ===========     ============     ============

Diluted earnings (loss) per share                     $      0.39     $     (0.26)    $       1.05     $       0.22
                                                      ===========     ===========     ============     ============

Weighted-average common shares outstanding .            3,742,610       4,141,684        3,742,610        4,141,684
                                                      ===========     ===========     ============     ============
Total weighted-average common and common
   equivalent shares outstanding                        4,141,684       4,141,684        4,141,684        4,141,684
                                                      ===========     ===========     ============     ============

          See accompanying notes to consolidated financial statements.

                         GLOBAL PREFERRED HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                ------------      ------------
                                                                                    2001              2002
                                                                                ------------      ------------
Cash flows from operating activities:
   Net income                                                                   $ 4,347,238       $    911,991
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Amortization and depreciation                                                2,656,733          4,743,326
     Costs of withdrawn offering                                                         --          1,712,000
     Deferred tax expense                                                         2,100,604            459,709
     Net realized gain on investments                                                (3,976)            (7,338)
   Change in:
     Investment income due and accrued                                              (68,062)            35,246
     Reinsurance balances receivable                                               (376,460)           100,433
     Reinsured policy loans                                                        (128,212)          (105,892)
     Deferred acquisition costs                                                  (3,178,465)       (13,491,454)
     Prepaid expenses                                                              (225,945)          (858,895)
     Current income tax recoverable                                                (173,962)          (174,375)
     Future policy benefits                                                       2,802,334          4,268,711
     Reinsurance balances payable                                                  (182,564)           175,028
     Accrued expenses and accounts payable                                           44,787            (67,402)
     Accrued interest payable                                                       (87,997)           (94,520)
     Current income tax payable                                                    (410,530)          (413,299)
                                                                                -----------       ------------
         Net cash provided by (used in) operating activities                      7,115,523         (2,806,731)
                                                                                -----------       ------------
Cash flows from investing activities:
   Proceeds from sale and maturity of available for sale securities                 722,703          1,572,284
   Proceeds from maturities and principal payments on
    mortgage-backed securities of available for sale securities                          --            628,942
   Purchase of available-for-sale securities                                     (8,127,240)        (1,458,463)
   Purchase of fixed assets                                                              --           (222,337)
                                                                                -----------       ------------
         Net cash provided by (used in) investing activities                     (7,404,537)           520,426
                                                                                -----------       ------------
Cash flows from financing activities:
   Repayment of long term debt                                                     (277,285)                --
   Prepaid expenses - costs of withdrawn offering                                        --            577,112
   Costs of withdrawn offering                                                           --         (1,712,000)
                                                                                -----------       ------------
         Net cash used in financing activities                                     (277,285)        (1,134,888)
                                                                                -----------       ------------
         Net decrease in cash and cash equivalents                                 (566,299)        (3,421,193)
Cash and cash equivalents at beginning of period                                  4,259,153          8,062,110
                                                                                -----------       ------------
Cash and cash equivalents at end of period                                      $ 3,692,854       $  4,640,917
                                                                                ===========       ============
Supplemental disclosure of cash flow information:
   Interest paid                                                                $   371,622       $    380,116
                                                                                ===========       ============
   Income taxes paid                                                            $   534,637       $    604,755
                                                                                ===========       ============
   Change in preferred dividend accrual                                         $   208,938       $         --
                                                                                ===========       ============

          See accompanying notes to consolidated financial statements.

                         GLOBAL PREFERRED HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for Form 10-Q of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The unaudited financial statements should be read in conjunction with Global Preferred's audited financial statements included in Global Preferred's 2001 Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission.

(2)      Deferred Tax

         Global Preferred uses the asset and liability method to record deferred income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using an effective federal income tax rate of 34%. Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes specifically excludes recognition of the "small life insurance company deduction" available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on Global Preferred's earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No. 109, at September 30, 2002.

(3)      Comprehensive Income

         SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The primary component of other comprehensive income is the unrealized gain on securities as shown under the equity section of the consolidated balance sheet. Total other comprehensive loss for the three months ended September 30, 2002 was $933,093 compared to total other comprehensive income of $1,850,794 for the three months ended September 30, 2001. Total other comprehensive income for the nine months ended September 30, 2002 was $1,078,638 compared to $4,641,954 for the nine months ended September 30, 2001.

(4)      Earnings Per Share

         Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period, in accordance with SFAS No. 128, Earnings Per Share. Shares of convertible preferred stock issued in June and July 2000 are included in the calculations of total weighted-average common and common equivalent shares outstanding for the three months and nine months ended September 30, 2001. The dilution effect on earnings per share from the issuance of convertible preferred stock is shown on the consolidated statements of income. The preferred stock converted to common stock on January 1, 2002.

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

(6)      Accounting Pronouncements

         SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. The provisions of SFAS No. 133 do not have a material impact on Global Preferred's financial statements.

         In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, not previously required under SFAS No. 125. The provisions of SFAS No. 140 do not have a material impact on Global Preferred's financial statements.

         The FASB issued four accounting standards in 2001. SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144 primarily address the accounting for goodwill, business combinations, and the impairment and disposition of long-lived assets. Additionally, in 2002, the FASB issued SFAS No. 145, SFAS No. 146 and SFAS No. 147 dealing with extinguishment of debt, intangible assets, exit and disposal activities and acquisitions of financial institutions. The provisions of these standards do not have a material impact on Global Preferred's financial statements.


(7)      Segment Reporting

         Global Preferred defines reportable segments based on the nature of its reinsurance agreements and the accounting treatment used for the various reinsurance agreements. Based on this definition, two reportable segments have been identified: non-universal life-type agreements and universal life-type agreements (as each is referenced in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, paragraphs 44 and 45). Global Preferred reinsures certain variable universal life policies on a renewable term basis, which are reported below as Non-Universal Life-Type Agreements and, as such, these revenues are classified as premiums revenue. Renewable term reinsurance involves the reinsurance of mortality risk whereby premiums are not directly related to the premium rates on the original plan of insurance. Global Preferred's renewable term agreements are accounted for under SFAS No. 60 accounting principles. Global Preferred reinsures variable annuity contracts and certain other variable universal life policies on a coinsurance and modified coinsurance basis, which are reported below as Universal Life-Type Agreements and, as such, these revenues are classified as reinsured policy revenues. Coinsurance involves the reinsurance of mortality and investment risks on the same basis as that of the underlying policies. The ceding life companies and Global Preferred share in these risks on a pro rata basis. Global Preferred's existing coinsurance and modified coinsurance agreements are accounted for under SFAS No. 97 accounting principles.

         Items not directly related to the business segments and unallocated corporate items (i.e., other income, interest expense on corporate debt and unallocated operating expenses) are shown separately, consistent with Global Preferred's internal measurement process. Segment assets reported include those assets directly attributable to the reinsurance agreements such as reinsurance balances receivable, deferred acquisition costs, policy loans, prepaid expenses, invested assets and cash. Cash and invested assets are allocated to the agreements based upon statutory reserves, the letters of credit posted in support of the statutory reserves held, and allocated surplus, which is consistent with Global Preferred's internal measurement process.

                                SEGMENT REPORTING

THREE MONTHS ENDED SEPTEMBER 30,                                  2001                                       2002
                                                ----------------------------------------  -----------------------------------------
                                                  Non-                                       Non-
                                               Universal  Universal                       Universal  Universal
(Dollars in thousands)                         Life-type  Life-type   Other       Total   Life-type  Life-type   Other       Total
                                               ---------  ---------  -------    --------  ---------  ---------  -------    --------
Premiums                                        $ 4,909    $    --   $    --    $  4,909    $4,485   $    --    $    --       4,485
Reinsured policy revenues                            --      2,728        --       2,728        --     3,442         --       3,442
Benefits, claims and settlement expenses*         1,899        251        --       2,150     2,086       402         --       2,488
Reinsurance expense allowances, net               1,745        349        --       2,094     1,574       527         --       2,101
Amortization of deferred acquisition costs          (78)       819        --         741       117     2,367         --       2,484
                                                -------    -------   -------    --------    ------   -------    -------    --------
Underwriting profit                               1,343      1,309        --       2,652       708       146         --         854
Net investment income                                52         58       111         221        37        97         34         168
Net realized gain on investments                     --         --        (2)         (2)       --        --         --          --
Costs of withdrawn offering                          --         --        --          --        --        --      1,712       1,712
Other expenses                                       28         49       532         609        40        75        793         908
                                                -------    -------   -------    --------    ------   -------    -------    --------
Segment operating income (loss) before tax        1,367      1,318      (423)      2,262       705       168     (2,471)     (1,598)
Income tax expense (benefit)                        405        374      (125)        654       236        56       (827)       (535)
                                                -------    -------   -------    --------    ------   -------    -------    --------
Segment net income (loss)                       $   962    $   944   $  (298)   $  1,608    $  469   $   112    $(1,644)   $ (1,063)
Preferred dividends                                  --         --        71          71        --        --         --          --
                                                -------    -------   -------    --------    ------   -------    -------    --------
Segment net income (loss) available
   to common stockholders                       $   962    $   944   $  (369)   $  1,537    $  469   $   112    $(1,644)   $ (1,063)
                                                =======    =======   =======    ========    ======   =======    =======    ========
Segment assets                                  $ 8,779    $47,368   $ 9,259    $ 65,406    $7,866   $61,251    $ 4,229    $ 73,346
                                                =======    =======   =======    ========    ======   =======    =======    ========

NINE MONTHS ENDED SEPTEMBER 30,                                   2001                                       2002
                                                ----------------------------------------  -----------------------------------------
                                                  Non-                                       Non-
                                               Universal  Universal                       Universal  Universal
(Dollars in thousands)                         Life-type  Life-type   Other       Total   Life-type  Life-type   Other       Total
                                               ---------  ---------  -------    --------  ---------  ---------  -------    --------
Premiums                                        $14,361        $--   $    --    $ 14,361    $13,575  $    --    $    --    $ 13,575
Reinsured policy revenues                            --      8,475        --       8,475        --    10,597         --      10,597
Benefits, claims and settlement expenses*         5,947        480        --       6,427     6,494     1,523         --       8,017
Reinsurance expense allowances, net               5,091      1,254        --       6,345     4,776     1,660         --       6,436
Amortization of deferred acquisition costs          108      2,512        --       2,620       190     4,485         --       4,675
                                                -------    -------   -------    --------    ------   -------    -------    --------
Underwriting profit                               3,215      4,229        --       7,444     2,115     2,929         --       5,044
Net investment income                               165        161       262         588       111       230        230         571
Net realized gain on investments                     --         --         4           4        --        --          7           7
Costs of withdrawn offering                          --         --        --          --        --        --      1,712       1,712
Other expenses                                       93        176     1,369       1,638        98       193      2,230       2,521
                                                -------    -------   -------    --------    ------   -------    -------    --------
Segment operating income (loss) before tax        3,287      4,214    (1,103)      6,398     2,128     2,966     (3,705)      1,389
Income tax expense (benefit)                      1,054      1,351      (354)      2,051       731     1,018     (1,272)        477
                                                -------    -------   -------    --------    ------   -------    -------    --------
Segment net income (loss)                       $ 2,233    $ 2,863   $  (749)   $  4,347    $1,397   $ 1,948    $(2,433)   $    912
Preferred dividends                                  --         --       209         209        --        --         --          --
                                                -------    -------   -------    --------    ------   -------    -------    --------
Segment net income (loss) available
   to common stockholders                       $ 2,233    $ 2,863   $  (958)   $  4,138    $1,397   $ 1,948    $(2,433)   $    912
                                                =======    =======   =======    ========    ======   =======    =======    ========

Segment assets                                  $ 8,779    $47,368   $ 9,259    $ 65,406    $7,866   $61,251    $ 4,229    $ 73,346
                                                =======    =======   =======    ========    ======   =======    =======    ========

---------------------
* Benefits, claims and settlement expenses includes change in future policy benefits.

         Of the total premiums and reinsured policy revenues above for each of the quarters ended September 30, 2001 and 2002, 90% relates to business issued by Western Reserve Life Assurance Co. of Ohio ("Western Reserve"). Of the total premiums and reinsured policy revenues above for the nine months ended September 30, 2001 and 2002, 89% and 91%, respectively, relates to business issued by Western Reserve. Of the total underwriting profit above (excluding losses) for the quarters ended September 30, 2001 and 2002, 86% and 95%, respectively, relates to business issued by Western Reserve. Of the total underwriting profit above for the nine months ended September 30, 2001 and 2002, 84% and 91%, respectively, relates to business issued by Western Reserve.

(8)      Reclassification

         Global Preferred has reclassified the presentation of certain 2001 information to conform to the 2002 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Global Preferred Holdings, Inc. as of September 30, 2002 compared with December 31, 2001, and its results of operations for the three months and nine months ended September 30, 2002, compared with the three months and nine months ended September 30, 2001. This discussion should be read in conjunction with the MD&A and Global Preferred's consolidated financial statements and notes thereto included in Global Preferred's 2001 Annual Report on Form 10-K, as amended.

OVERVIEW

         Global Preferred Holdings, Inc. was incorporated in Delaware in 1995 as a holding company, owning all of the outstanding capital stock of Global Preferred Re Limited, a Bermuda company registered as a long-term insurer under the Bermuda Insurance Act 1978 ("Global Preferred Re"). Global Preferred Re, formed during 1995, commenced its reinsurance operations during 1996. References in this report to "Global Preferred," "we," "us," "our" and "our company" refer to Global Preferred Holdings, Inc. and, unless the context otherwise requires or otherwise as expressly stated, our Bermuda subsidiary, Global Preferred Re.

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

         Although our reinsurance business is directed to us through our IMO relationship, the variable universal life insurance and variable annuity policies that we currently reinsure are underwritten and issued by various ceding life companies. In the insurance industry, the term "ceding" refers to the use of reinsurance to transfer from one insurance company to another some or all of the risks associated with one or more insurance policies. We often refer to the life insurance companies that reinsure life insurance and annuity policies through us as the "ceding life companies." The ceding life companies who issue the policies we reinsure are:

         -        Western Reserve Life Assurance Co. of Ohio ("Western
                  Reserve");

         -        American Skandia Life Assurance Corporation ("American
                  Skandia");

         -        Pacific Life Insurance Company ("Pacific Life"); and

         - Kemper Investors Life Insurance Company, an affiliate of Zurich Insurance Company ("Zurich Life").

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

FINANCIAL STATEMENT IMPACT OF REINSURANCE

         The Securities and Exchange Commission's Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies used in the preparation of financial statements. Additional information in the notes to consolidated financial statements is shown above and in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K, as amended for the year ended December 31, 2001, which includes a summary of the policies used in the preparation of our consolidated financial statements.

Income Statement Impact

         Reinsurance Revenues. For renewable term reinsurance, we record as "premiums" the amount of reinsurance premiums we receive over the payment periods of the reinsured policies. For policies reinsured on a coinsurance or modified coinsurance basis, we record as "reinsured policy revenues" our proportionate share of gross revenues received by the ceding life company over the payment periods of the reinsured policies. These revenues represent the policy mortality and expense charges, asset-based allowances and deferred sales charges that have been assessed against the reinsured policy account balances.

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

         Net Income. Global Preferred's profitability, in part, depends on the volume of policies written and experience of the business reinsured. Factors that affect the experience of the business include reinsured policy persistency, death claims, and investment performance of the separate account balances. While death claims are reasonably predictable over a period of years, claims become less predictable over shorter periods, and are subject to fluctuation from quarter to quarter and year to year. Similarly, separate account investment returns, upon which a significant portion of our revenues depend, have relatively stable returns over a period of years but can be volatile over shorter periods. A considerable amount of separate account balances is invested in equities; therefore prolonged deterioration in the equity markets will result in a decrease in our current and future income.

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

         Under the coinsurance and modified coinsurance agreements, the amortization of the deferred acquisition costs is in proportion to the ratio of gross profits recognized during the then current period to total anticipated future gross profits. During each accounting period, assumptions used in calculating the amortization of the deferred acquisition expense reflect actual experience for the then current accounting period. We also review, on a periodic basis, our evolving experience with regard to our assumptions concerning future experience as to mortality, persistency, investment yields and expenses in determining our estimate of anticipated future gross profits. This periodic review is commonly referred to as "unlocking." Our normal period of observation is from October 1 of the previous calendar year through September 30 of the current calendar year. If we believe variances from expected assumptions are permanent, we will change the assumptions we use with regard to future experience. Upon adoption of any change in assumptions used with regard to future experience, the amortization of the deferred acquisition cost will be recalculated and reflected during the then current accounting period.

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

OUR CURRENT REINSURANCE AGREEMENTS

         The life insurance and annuity policies that we have reinsured to date are underwritten and issued by Western Reserve Life, American Skandia, Zurich Life and Pacific Life. The following table indicates the percentage of our reinsurance revenues derived from our ceding life companies:

                                                                               NINE
                                                                              MONTHS
                                                         YEAR ENDED            ENDED
                                                        DECEMBER 31,       SEPTEMBER 30,
                                                      ---------------      -------------
                                                      2000       2001          2002
                                                      ----       ----      -------------
         Western Reserve...........................    88%        89%           91%
         American Skandia..........................    10%         9%            8%
         Zurich Life...............................     2%         2%            1%
         Pacific Life(1)...........................    --          0%            0%
                                                      ---        ---           ---
         Total.....................................   100%       100%          100%
                                                      ===        ===           ===

-------------------------
(1)      This agreement was effective as of January 1, 2001.

         The following table indicates, by ceding life company: (1) the names and types of insurance products we currently reinsure; (2) the type of reinsurance agreement applicable to each; (3) policy issue dates reinsured under each agreement; and (4) the commencement date of the reinsurance.

                                                                                                        REINSURANCE
                                                     PRODUCT       REINSURANCE     POLICY ISSUE        COMMENCEMENT
CEDING LIFE COMPANY      REINSURED PRODUCT NAME      TYPE(1)         TYPE(2)           DATES               DATE
-------------------      ----------------------      -------       -----------     ------------        ------------
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

------------------------
(1) "VUL" means variable universal life product. "VA" means variable annuity product.
(2) "MRT" means monthly renewable term. "YRT" means yearly renewable term. "Co/Modco" means coinsurance and modified coinsurance.

         Under our reinsurance agreements with the ceding life companies, we currently reinsure variable life insurance and variable annuity policies on either a renewable term basis or a coinsurance and modified coinsurance basis. The policies we reinsure on a renewable term basis represented 56% of our reinsurance revenues for the quarter ended September 30, 2002. The policies we reinsure on a coinsurance and modified coinsurance basis represented 44% of our reinsurance revenues for the same period. Of the 44%, 25% relates to variable life insurance policies and 19% relates to variable annuity policies.

RECENT AMENDMENTS TO WESTERN RESERVE REINSURANCE AGREEMENTS

         Consistent with our business plan, effective as of January 1, 2002, we amended certain of our reinsurance agreements with Western Reserve to:

- Convert our reinsurance of all Western Reserve Financial Freedom Builder variable universal life policies and riders issued from April 1, 2001 through December 31, 2001, which had been reinsured by us on a monthly renewable term basis, under which we assumed only mortality risks on the reinsured policies, to a coinsurance and modified coinsurance basis, under which we assumed a portion of all of the insured risks that the life insurance company has on the reinsured policies. The percentage of the risks assumed by us on policies reinsured after this conversion, which is referred to as the "quota share rate," is 20%;

- Begin reinsuring, on a coinsurance and modified coinsurance basis at a quota share rate of 20%, Western Reserve Freedom Elite Builder variable universal life policies sold by the agents associated with World Financial Group and issued from July 1, 2001 through December 31, 2001;

- Increase our reinsurance on a coinsurance and modified coinsurance basis, from a 10% quota share rate to a 14% quota share rate, of all Western Reserve variable annuity policies sold by the agents associated with World Financial Group and issued from January 1, 1999 through December 31, 2001;

- Begin reinsuring, on a coinsurance and modified coinsurance basis at a quota share rate of 14%, all Western Reserve variable annuity policies sold by the agents associated with World Financial Group and issued on or after January 1, 2002; and

- Cease our reinsurance of the Western Reserve Freedom Wealth Creator variable annuity products sold, after January 1, 2002, by the agents associated with World Financial Group, due to the limited volume of new policies we anticipate to be written for this product; however, we will continue to reinsure all Freedom Wealth Creator policies we reinsured as of December 31, 2001.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001

         The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                     ------------------          ------------------
                                                     2001          2002          2001          2002
                                                     ----          ----          ----          ----
                                                            (AS A PERCENTAGE OF TOTAL REVENUE)
CONSOLIDATED STATEMENTS OF INCOME DATA:
Revenues:
   Premiums                                            62%           55%           61%           55%
   Reinsured policy revenues                           35            43            36            43
   Net investment income                                3             2             3             2
   Net realized gain (loss) on investments             --            --            --            --
   Loss on recapture of business                       --            --            --            --
                                                     ----          ----          ----          ----
Total revenue                                         100%          100%          100%          100%

Benefits and expenses:
   Benefits, claims and settlement expenses            18            27            19            27
   Change in future policy benefits                     9             4             8             5
   Reinsurance expense allowances, net                 27            26            27            26
   Amortization of deferred acquisition costs           9            31            11            19
   Operating expenses                                   7            10             6             9
   Costs of withdrawn offering                         --            21            --             7
   Interest expense                                     1             1             1             1
                                                     ----          ----          ----          ----
Total benefits and expenses                            71           120            73            94
                                                     ----          ----          ----          ----
Income (loss) before income taxes                      29           (20)           27             6
     Income tax benefit (expense)                      (8)            7            (9)           (2)
                                                     ----          ----          ----          ----
Net income (loss)                                      21%          (13)%          18%            4%
                                                     ====          ====          ====          ====

Revenues

         Premiums. Premiums decreased by $424,000, or 9%, and $786,000, or 5%, for the quarter and the nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The majority of this decrease was due to the conversion of all Western Reserve Financial Freedom Builder variable universal life policies and riders, issued from April 1, 2001 through December 31, 2001, which had been reinsured by us on a monthly renewable term basis, to a coinsurance and modified coinsurance basis, effective January 1, 2002.

         Reinsured Policy Revenues. Reinsured policy revenues increased $714,000, or 26%, and $2.1 million, or 25%, for the quarter and the nine months ended September 30, 2002, respectively, compared to the same periods in 2001. This increase was due to: (1) the conversion of certain Financial Freedom Builder variable universal life policies and riders, as described above; (2) the reinsurance, at a quota share ratio of 20%, of the Western Reserve Freedom Elite Builder variable universal life policies sold by the agents associated with World Financial Group and issued from July 1, 2001 through December 31, 2001;
(3) the increase in our reinsurance on a coinsurance and modified coinsurance basis, from a 10% quota share rate to a 14% quota share rate, of all Western Reserve variable annuity policies sold by the agents associated with World Financial Group and issued from January 1, 1999 through December 31, 2001; and
(4) an increase in surrender revenues in 2002 compared to 2001. These increases were partially offset by a decrease in mortality and expense charges and asset-based allowances resulting from the decline in variable annuity separate account balances.

         Net Investment Income and Net Realized Gain on Investments. Net investment income decreased $53,000, or 24%, and $17,000, or 3%, for the quarter and the nine months ended September 30, 2002, respectively, compared to the same periods in 2001, primarily due to the decreased size of our investment portfolio, because of the $7.2 million payment to Western Reserve in April 2002 relating to the amendments to our reinsurance agreements effective January 1, 2002, and also due to a greater portion of our assets being invested in cash and cash equivalents in 2002. The sale of fixed maturity securities for the nine months ended September 30, 2002 resulted in a net realized gain on investments of

$7,000 compared to a net realized gain on investments of $4,000 for the comparable period in 2001. These gains were caused by a decline in market yields, which resulted in an increase in the fair value of invested securities.

Benefits and Expenses

         Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses increased $728,000, or 52%, and $2.3 million, or 52%, for the quarter and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The increase was primarily associated with a lower incidence of life insurance death claims in 2001 compared to the incidence of death claims in 2002, the increasing age of the policies reinsured and an increase in variable annuity death claims. The aggregate face value of insurance underlying the policies we reinsured at September 30, 2002 was $8.7 billion compared to $9.3 billion at September 30, 2001.

         Change in Future Policy Benefits. Change in future policy benefits decreased $389,000, or 52%, and $723,000, or 37%, for the quarter and the nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The majority of this decrease was due to the conversion of all Western Reserve Financial Freedom Builder variable universal life policies and riders, issued from April 1, 2001 through December 31, 2001, which had been reinsured by us on a monthly renewable term basis, to a coinsurance and modified coinsurance basis, effective January 1, 2002.

         Reinsurance Expense Allowances, Net. Net reinsurance expense allowances increased $7,000, or less than 1%, and $91,000, or 1%, for the quarter and the nine months ended September 30, 2002, respectively, compared to the same periods in 2001. These amounts are reflective of the increase in business in force primarily attributable to the amendments to our reinsurance agreements effective January 1, 2002 offset by the decrease in business in force due to normal lapse and surrender activity.

         Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $1.7 million, or 235%, and $2.1 million, or 78%, for the quarter and the nine months ended September 30, 2002, respectively, compared to the same periods in 2001. Higher than expected surrender experience, including "unlocking" our near term surrender assumptions to reflect the increase in our surrender experience (akin to industry-wide surrender experience), and lower than expected investment performance of the separate account balances contributed to $1.3 million and $1.6 million of the increase in amortization for the quarter and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. We will complete our annual review of our future experience assumptions during fourth quarter 2002. In addition, amortization increased due to new business reinsured, including the amendments to our reinsurance agreements with Western Reserve effective January 1, 2002.

         Operating Expenses. Operating expenses increased $299,000, or 58%, and $881,000, or 65%, for the quarter and the nine months ended September 30, 2002, respectively, compared to the same periods in 2001. These expenses include salaries and benefits, professional fees for legal, actuarial and accounting expenses and other operating expenses. The majority of the increase for the quarter ended September 30, 2002 was attributable to a $195,000 increase in salaries, bonuses, benefits and recruiting expenses due to the employment of additional staff, a $63,000 increase in legal fees, and a $26,000 increase in our directors and officers' insurance premiums.

         Costs of Withdrawn Offering. During October 2002, we withdrew the registration statement for our proposed initial public offering of 9.5 million shares of common stock. Offering costs related to our withdrawn offering were $1.7 million for the quarter and nine months ended September 30, 2002. These costs, which consisted primarily of legal, printing, accounting, and actuarial fees, were expensed during the quarter ended September 30, 2002. We did not incur any similar expenses in 2001.

         Interest Expense. Interest expense remained the same, and increased $2,000, or 1%, for the quarter and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The increase was due to the interest associated with the $7.2 million settlement paid to Western Reserve on April 2, 2002 to fund the reinsurance amendments that were effective January 1, 2002.

         Income Taxes. Due to lower levels of income before income taxes, income taxes decreased $1.2 million, or 182%, and $1.6 million, or 77%, for the quarter and the nine months ended September 30, 2002, respectively, compared to the same periods in 2001. Income before income taxes is comprised of income subject to taxes that is recognized and due in the current period and income subject to taxes that is recognized during the current period but is due in future periods. The "small life insurance company deduction" available under Section 806 of the Internal Revenue Code for qualifying life insurance companies can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of current taxable income. As of September 30, 2001 and 2002, we had no current taxable income and as a result, we were unable to take advantage of any of the small life insurance company deduction. During 2001 and 2002 our effective tax rate was 34%.

         In accordance with SFAS No. 109, Accounting for Income Taxes, we have $11.7 million of net operating loss carryforwards which begin to expire in 2018. These net operating loss carryforwards at a 34% effective tax rate are included as an offset to the deferred tax liability. It is our belief that it is more likely than not that the deferred tax assets will be realized as an offset against future taxable income, however, if we do not have sufficient taxable income in the future to utilize this asset, a write-off may result thereby reducing our net income.

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

         Consistent with our business plan, effective as of January 1, 2002, we amended certain of our reinsurance agreements with Western Reserve to: (1) convert our reinsurance of certain existing variable universal life policies from a monthly renewable term basis to a coinsurance and modified coinsurance basis; (2) increase our reinsurance quota share on certain variable annuity policies; and (3) begin reinsuring certain newly issued variable universal life and variable annuity policies. At this time we are exploring financing strategies to fund similar transactions. The amount, timing, receipt and cost of additional capital will determine the extent to which we will be able to take advantage of the rights we have under our agreements with Western Reserve to complete similar transactions. Certain of these rights will begin expiring December 31, 2002.

         In October 2002, we withdrew the registration statement for our proposed initial public offering of 9.5 million shares of common stock due to unfavorable market conditions. During the quarter ended September 30, 2002, we expensed $1.7 million of deferred offering costs that were to be offset against the proceeds of the offering. The deferred offering costs paid in prior periods were previously reported as an asset under "prepaid expenses" on the consolidated balance sheet and the expensing of those costs is currently shown as "costs of withdrawn offering" on the consolidated income statement. The withdrawal of the registration statement associated with the offering will permit us to pursue a broader array of financing strategies.

         Our cash requirements for operating and investment expenses consist of: salaries and benefits; management service fees; investment management and custodial fees; accounting and consulting services fees; expenses related to regulatory issues and compliance with corporate and tax matters; and other incidental administrative expenses. We have incurred no significant capital expenditures during 2002.

         Net cash flows provided by (used in) operating activities were $7.1 million and ($2.8 million) for the nine months ended September 30, 2001 and 2002, respectively. Changes in cash provided by operating activities primarily related to: amounts of reinsurance premiums and policy revenues received; claims, reinsurance expense allowances and operating expenses paid; and changes in working capital. Cash flows were used in operating activities in 2002 primarily because of the $7.2 million settlement paid to Western Reserve to fund the reinsurance amendments. Cash flows were provided by operations in 2001 because we utilized less cash to acquire new reinsurance business.

         On July 30, 1999, we issued a $5 million, five-year convertible term note to Money Services, Inc. due on July 29, 2004. Money Services is a subsidiary of AEGON USA, Inc. Proceeds of this note were used to reduce a portion of the outstanding principal balance on a line of credit with Money Services from $10 million to $5 million. Interest is payable on the note at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. Money Services has the right to convert the outstanding principal balance of this note into common stock at any time. Upon conversion, Money Services would receive 6.25 shares of common stock for each $100 of the outstanding principal amount of the note, which reflects our three-for-two stock split in 2001. Global Preferred has the option to redeem the note, in whole or in part, before maturity. To redeem the note before maturity, we must pay all principal, plus interest accrued from the date of the note through the redemption date at a higher effective interest rate of 9% per annum. As of September 30, 2002, we had an outstanding principal balance on the term note of $5 million and accrued interest of $63,699.

         In addition, we had a $5 million line of credit with Money Services that we paid in full, together with the related accrued interest, on February 15, 2001. Principal payments totaled $277,285 during 2001.

         Our primary source of liquidity was $4.6 million in consolidated cash and cash equivalents at September 30, 2002. The effective duration of our fixed maturity portfolio is 2.5 years with 100% of the fixed maturity securities having an effective maturity of less than 10 years. Our fixed maturity portfolio represents all of our total invested assets, and has an average Moody's quality rating of Aa2.

         Net cash flows (used in) provided by investing activities were ($7.4 million) and $520,000 for the nine months ended September 30, 2001 and 2002, respectively. Changes in cash used in investing activities were generally a result of our investment of excess capital generated by operating activities to purchase fixed maturity securities. The $7.4 million of cash used in investing activities in 2001 primarily relates to our purchase of fixed maturity securities. Net cash flows provided by investing activities of $520,000 in 2002 were the result of proceeds generated from the sale and maturity of available for sale securities and from the principal payments on mortgage-backed securities offset by the purchase of available for sale securities.

         Net cash flows used in financing activities were $277,000 and $1.1 million for the nine months ended September 30, 2001 and 2002, respectively. Changes in cash used in financing activities in 2002 related to the cash paid for the deferred offering costs, which were expensed in the third quarter 2002, offset by cash paid for deferred offering costs in 2001 which had been previously recorded as prepaid expenses on the consolidated balance sheet. Changes in cash used in financing activities in 2001 related to principal payments on the Money Services line of credit, which was paid in full in February 2001.

         Global Preferred Holdings, Inc. is a holding company with no direct operations, and whose principal assets are the capital stock of Global Preferred Re and $1.6 million of cash and invested assets, as of September 30, 2002. Global Preferred Holdings, Inc. relies primarily on funds retained at the holding company level, debt service on amounts loaned to Global Preferred Re, service fees and potential dividends from Global Preferred Re to meet ongoing cash requirements. The ability of Global Preferred Re to pay dividends to Global Preferred Holdings, Inc. is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda. During the nine months ended September 30, 2002, Global Preferred Re paid no dividends to Global Preferred Holdings, Inc.

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

FORWARD-LOOKING STATEMENTS

         Certain statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the "safe-harbor" provisions of that Act. Additionally, any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements may include, but are not limited to statements relating to reinsurance revenues, gross profits, cash flows and net income in future periods. Such statements often include the words "believes," "expects," "assumes," "predicts," "continue," "potential," "should," "could," "can," "may," "will," "proposes," "anticipates," "intends," "plans," "estimates," "projects," and variations or negations of such expressions or similar expressions. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to:

         - The amount, timing, receipt and cost of additional capital to fund our exercise of the rights to increase our reinsurance business with Western Reserve;

         - A decrease in the level of demand for our reinsurance business, or increased competition in the industry;

         - Extent to which we are able to develop new reinsurance programs;

         - Adverse reinsurance experience, including death claims and surrenders;

         -        Estimates of reserves;

         -        Assumptions used in accounting for deferred acquisition costs;

         -        Negotiation of reinsurance agreements;

         -        Our cash requirements;

         -        Availability of capital on acceptable terms;

         - The passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate; and

         - Changes in economic conditions, including interest rate and equity market conditions, which could affect our investment portfolio and reinsured policy revenues.

         These forward-looking statements are subject to change and uncertainty that are beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect on our business. We cannot assure you that future developments will be in accordance with our expectations or that the effect of future developments will be those we anticipate. Actual results could differ materially from those we expect, depending upon the outcome of certain factors, including those described in the forward-looking statements and in the section titled "Factors That May Affect Future Results" in our 2001 Annual Report on Form 10-K, as amended. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

         At September 30, 2002, the impact on our investment portfolio of an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 1.7%, or approximately $301,000, and the impact on our investment portfolio of an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 1.5%, or approximately $280,000.


ITEM 4.  CONTROLS AND PROCEDURES

         Within the 90-day period prior to the date of this report, Global Preferred, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures (the "Evaluation"). Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Global Preferred's disclosure controls and procedures are effective in ensuring that material information relating to Global Preferred, including its consolidated subsidiary, is made known to them by others within the organization, particularly during the period in which this quarterly report was being prepared. There were no significant changes in Global Preferred's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are currently not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         There were no changes in securities during the three months ended September 30, 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The results of the voting by our security holders on the matters submitted to them at our Annual Stockholders Meeting held on July 30, 2002, were reported in our Form 10-Q for the period ended June 30, 2002.

         There were no other matters submitted to a vote of security holders during the three months ended September 30, 2002.

ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 First Amendment to Employment Agreement by and between the Registrant and Bradley E. Barks, effective July 30, 2002 (incorporated herein).

         99.1 Certification by Edward F. McKernan, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification by Bradley E. Barks, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Reports on Form 8-K

         Global Preferred filed an 8-K report on August 19, 2002 regarding a press release for second quarter earnings dated August 15, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Duluth, State of Georgia on the 14th day of November, 2002.


                               GLOBAL PREFERRED HOLDINGS, INC.




                               By:   /s/   EDWARD F. MCKERNAN
                                   ---------------------------------------
                                   Edward F. McKernan
                                   Chief Executive Officer and President
                                   and Director

                               By:   /s/   BRADLEY E. BARKS
                                   ---------------------------------------
                                   Bradley E. Barks
                                   Chief Financial Officer and Senior
                                   Vice President - Finance

                                  CERTIFICATION
                       Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002




I, Edward F. McKernan, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Global Preferred Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                                  /s/  Edward F. McKernan
                                                  -------------------------
                                                  Edward F. McKernan
                                                  Chief Executive Officer

                                  CERTIFICATION
                       Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002



I, Bradley E. Barks, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Global Preferred Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                                  /s/  Bradley E. Barks
                                                  -----------------------------
                                                  Bradley E. Barks
                                                  Chief Financial Officer