Form 10-K
period 2002-12-31
GLOBAL PREFERRED HOLDINGS INC
filed 2003-03-31
CIK 947716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, Par Value $.001

(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No  ☒

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 was approximately $23,941,438, computed on the basis of the last price at which the common equity was sold ($10.00 per share).

      At March 14, 2003, there were 4,141,684 shares of common stock outstanding.

PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10.	Directors and Executive Officers of the Registrant	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management	**
Item 13.	Certain Relationships and Related Transactions	**
Item 14.	Controls and Procedures
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

**	Portions of the definitive proxy statement for the annual meeting of stockholders, which the registrant intends to file no later than 120 days after December 31, 2002 are incorporated by reference in Part III.

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

      Global Preferred, through Global Preferred Re, provides reinsurance for life insurance and annuity products. We were formed to provide an opportunity for the independent agents associated with an independent marketing organization to participate indirectly in the reinsurance of the policies they sold. An independent marketing organization (“IMO”) is an organization of independent agents that contracts with one or more insurance companies to distribute and market securities and insurance products. Many of the individual agents who own a significant portion of the outstanding common stock of Global Preferred are currently associated with World Financial Group, Inc., an affiliate of AEGON USA, Inc.

      Our principal business objective is to align the long-term interests of independent marketing organizations and life insurance companies. Through these collaborative relationships, we believe both the IMOs and insurers benefit from mutually rewarding relationships based on parallel interests, a dedication to quality business, and a focus on managing insurance and distribution risk for long-term economic rewards. Traditional reinsurance risk management solutions rarely provide for an independent collaborative environment that satisfies the long-term financial interests of both the insurance companies and the IMOs. We offer a constructive reinsurance solution to quality life and annuity marketing organizations and insurance carriers that seek to solidify their long-term relationships and values.

      The strength of our reinsurance business is based on our historical relationship with the independent agents of World Financial Group, which is an IMO that markets the products we currently reinsure. Although our reinsurance business is directed to us through these independent agent relationships, the life insurance and annuity policies that we currently reinsure are underwritten and issued by various ceding life companies. In the insurance industry, the term “ceding” refers to the use of reinsurance to transfer from one insurance company to another some or all of the risks associated with one or more insurance policies. We often refer to the life insurance companies that reinsure life insurance and annuity policies through us as the “ceding life companies.” The ceding life companies who issue the policies we reinsure are:

•	Western Reserve Life Assurance Co. of Ohio, a subsidiary of AEGON USA, Inc. (“Western Reserve”);

•	American Skandia Life Assurance Corporation (“American Skandia”);

•	Pacific Life Insurance Company (“Pacific Life”); and

•	Kemper Investors Life Insurance Company, an affiliate of Zurich Insurance Company (“Zurich Life”).

      Currently, our largest reinsurance relationship is with Western Reserve, which accounted for 91% of our reinsurance premiums and reinsured policy revenues as of December 31, 2002.

      When we reinsure a policy for a life insurance company, we continue to reinsure that policy for as long as the policy remains in effect. Although the life insurance company may have the right to cancel the reinsurance on one or more policies, this right can generally occur only upon certain defaults or after a period of 10 years or longer, depending on the particular reinsurance agreement. By maintaining a continued financial interest in these policies, we share the ongoing revenue streams associated with the policies. Additionally, as we reinsure new policies, we expand the base of policies in which we maintain an economic interest.

      For the year ended December 31, 2002, we earned net income of $1.5 million on revenues of $33.0 million. Our total assets and stockholders’ equity at December 31, 2002 was $74.3 million and $43.3 million, respectively. As of December 31, 2002, we had reinsured approximately 265,000 life insurance policies with an aggregate face value of approximately $8.5 billion and approximately 49,000 annuities with aggregate contract benefits of approximately $224.7 million.

Recent Development

      During the first quarter of 2003, Global Preferred formed two wholly owned subsidiaries, Global Preferred Solutions, Inc. and Global Preferred Resources, Inc. Global Preferred Solutions will provide actuarial and management advisory services to marketing organizations and life insurers. Global Preferred Solutions’ principal focus will be to aid clients in their assessment of the strategic and structural benefits of sharing the economics of the business produced through their distributor-insurer relationships. Global Preferred Solutions will also offer product development, pricing, valuation, and risk management consulting services for life insurers and marketing organizations.

      Global Preferred Resources will offer its management support structure to marketing organizations, banks, broker/dealers, and insurance companies who are considering the formation of, or have formed, a producer-owned reinsurance enterprise. The objective of Global Preferred Resources is to leverage the core competencies and economies of scale of Global Preferred Holdings and enable companies to bring best practices and independent objectivity to their reinsurance enterprise.

Life Insurance Overview

      According to A.M. Best, life insurance in force in the United States at December 31, 2001 totaled $25.3 trillion.

      Life insurance products typically fall within a spectrum ranging from insurance protection products that pay a sum of money upon the death of the insured to asset accumulation products that offer the insured a tax-advantaged investment vehicle for long-term savings and retirement income. At the insurance protection end of the spectrum is term life insurance. Term life insurance is often renewable on a yearly basis and pays a sum of money upon the death of the insured. In general, as you move along the spectrum, the investment component becomes increasingly more meaningful, with the end point being a variable annuity product, which is an asset accumulation product. Variable annuities provide the policyholder the opportunity to vary benefit payments depending on the investment results of the assets held in the account.

      We currently reinsure two types of insurance products: variable universal life insurance and variable annuities. We have the capability, and it is our intent, to expand the scope of our reinsurance to include other life insurance products, such as term life, whole life, universal life and fixed annuities.

      Variable Universal Life. Variable universal life is an investment-oriented insurance product that combines an investment product with a death benefit. This product enables the policyholder to vary the timing and amount of premium payments, the level of death benefit protection, and the investment allocation of policy funds. Premiums paid by the policyholder, which comprise a separate pool of assets, are placed in the insurance company’s fixed account or separate accounts. For the funds in the separate accounts, the policyholder may choose among alternative investment vehicles, usually including stock funds, corporate or government bond funds, and money-market accounts. The death benefits and cash values in variable universal life policies vary to reflect the investment experience of the policy’s fixed or separate accounts. The policy may have a guaranteed minimum death benefit while cash values vary with the investment performance of the fixed or separate account.

      Variable Annuities. Variable annuity policies provide for flexible premium payments and guarantee that the policyholder will receive periodic benefit payments beginning on a specified date. Prior to the specified date, premium payments made and resulting income earned accumulate on a tax-deferred basis. Similar to variable universal life, variable annuity policyholders may allocate their account balances among a variety of investment vehicles. Accordingly, the resulting benefit payments to the annuity policyholder will vary depending on the performance of the invested assets. Variable annuity policies may provide a guaranteed minimum death benefit prior to the commencement of annuity benefit payments.

Reinsurance Overview

      Life insurance companies spread the risks they assume by purchasing insurance, known as reinsurance, from other insurers, known as reinsurers. A reinsurer agrees to indemnify another insurance company, commonly referred to as the ceding life company, for all or a portion of the insurance risks underwritten by the ceding life company under one or more of its own insurance polices. According to Standard & Poor’s, the percentage of new life insurance business written in the United States that is reinsured has risen from 34% in 1990 to almost 70% in 2002.

      Ceding life companies receive a number of direct benefits from reinsurance, including:

•	Reduced net liability on individual risks;

•	Catastrophe protection from large events or an aggregation of multiple small claims;

•	Reduced fluctuations in profit and loss margins that are inherent to the insurance industry;

•	Assistance in maintaining acceptable leverage ratios; and

•	Additional underwriting capacity by permitting them to assume larger risks and underwrite a greater number of policies without being required to increase their capital and surplus.

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

Types of Reinsurance

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

      Coinsurance. Under a coinsurance arrangement, the insured risks are ceded to us on essentially the same basis as underwritten by the ceding life company. The ceded risks include mortality, persistency, investment, and expense. We share the risks pro rata with the ceding life company. We receive a proportionate share of gross premiums from the ceding life company and provide contractual expense allowances to the ceding life company to pay for the expenses associated with the reinsured policies. Expenses include commissions and costs associated with underwriting, marketing, policy issue, and maintenance. We also pay our proportionate share of death benefits and other policy benefits to the ceding life company. The reserves on the ceded portion of the policy are held by us and are our obligations. Correspondingly, we invest the assets related to the reserves and receive investment income from those assets.

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

Industry Trend

      We believe that over the last few decades the production and distribution of life insurance has experienced several fundamental trends.

Trends in the Production of Life Insurance Products

•	Product Proliferation. The life insurance market has evolved from one offering a handful of industry-standardized products to one with products that are highly differentiated across the industry and even within a particular company. This has been driven primarily by the market’s demand for more complex, investment-oriented products, as well as technological improvements that have enabled the support and administration of such products.

•	Demutualization. A number of large mutual life insurance companies have converted into publicly traded stock companies. We believe that this conversion has caused those companies to focus more on maximizing product profitability and stockholder value.

•	Consolidation Among Life Insurance Companies. Industry pressures on profitability and the desire to achieve economies of scale have driven consolidation of life insurance companies. Although we believe that larger, stronger insurance companies have a more focused approach to distribution channels, it has also created a greater degree of competition among fewer insurers for access to those distribution channels. This increased competition has pressured insurance companies to increase agent commissions, thereby lowering their profit margins, and increasing the insurers’ focus on securing stable, reliable access to distribution channels.

Trends in the Distribution of Life Insurance Products

•	Diversification of Distribution Channels. Historically, most life insurers distributed their products through their own captive agency sales force. Although this traditional distribution channel is still utilized, insurers are now increasingly selling their products through IMOs (including independent agents, brokerage firms, banks and other alternative distribution channels), enabling the insurers to focus their resources on their principal expertise: product development, underwriting and policy administration. As a result, insurers increasingly rely on IMOs for agent recruitment, training and sales support.

•	Increasingly Complex Regulatory Environment. Regulation of insurance sales has become more extensive as products have become more complicated and the distribution systems have become more diverse. As a result, the cost of compliance with such regulations has risen dramatically and has made it more difficult for IMOs to manage a diverse portfolio of products.

•	Consolidation among Distribution Channels and the Emergence of National Distribution Franchises. In order to achieve economies of scale and increased bargaining power, a number of IMOs have grown and acquired other, smaller IMOs.

      We believe that these trends have led to a misalignment of interests between the distributors of life insurance products and the life insurance companies that create those products. The separation of life insurance companies from distribution channels, followed by the growing strength of those distribution channels, creates an environment where the distributors control access to the life insurance consumers. The independent distributors’ ability to select the products to sell to the public has given them significantly greater influence over product development. Often, product selection decisions are driven by a desire for immediate commissions rather than on the value provided by long-term relationships focused on writing persistent, high quality business. Additionally, this short-term focus has inhibited the product development process, as life insurance companies are reluctant to invest in the development of products for distribution relationships that may not be long lasting. We believe that these trends have created an environment in which life insurance companies seek more stable and reliable distribution networks in which distributors have long-term incentives to write persistent, high quality business and the insurance companies have less pressure to pay higher commissions to the distributors solely to gain and maintain access to the consumers.

The Global Preferred Value Proposition

      We strive to align the interests between life insurance distributors and life insurance companies by developing long-term, collaborative reinsurance relationships. The foundation for these relationships is our ability to provide IMOs meaningful financial incentives, tied to the profitability of the reinsurance business directed to us, and the opportunity to participate in a reinsurance structure with low barriers to entry. Among these possible financial incentives is equity participation in the reinsured business, with such levels of equity participation driven by the volume and quality of reinsurance business directed to us.

Benefits to Distributors

•	Participates in Benefits from Reinsurance. Through the financial incentives we provide, distributors receive financial benefits in addition to traditional commissions. Alternatively, we provide focused advisory services to IMOs interested in establishing their own reinsurance structure.

•	Increases in Net Operating Margins. Similarly, to the extent that the receipt of financial incentives results in a recognizable item for income statement purposes, distributors will be able to substantially increase their net operating margins without incurring additional costs.

•	Enhances Ability to Assess Quality of Business. As the overall economic package to the distributor is increasingly influenced by the long-term performance of the business they sell, distributors will be driven to gain more information regarding the drivers of profitability and they will seek to enhance the quality of business they produce.

•	Increases Involvement in Product Development. As distributors become increasingly focused on long-term product success, they will want to become more involved in product development decisions to improve sales volume and profitability within the products they sell.

Benefits to Insurer

•	Stabilizes Product Distribution. Reinsurance-driven partnerships with distribution channels interested in performance-based incentives should result in more stable relationships with the channels, as the financial benefits are realized over a number of years in addition to immediate commission payouts, which create no need for a long-term tie between the distribution channels and the insurers.

•	Motivates Distributor to Focus on Quality of Business. As distributors’ economic interests become more aligned with those of the insurers whose policies they sell, they will become more focused on the quality of that business.

•	Helps Alleviate Downward Margin Pressure. By complementing commission dollars with the other financial incentives we provide, distributors should be less inclined to seek continual commission increases from insurers, resulting in measurable improvements in the insurers’ margins. Further, insurers should realize expense savings otherwise expended to maintain stability and growth in sales. As insurers recognize the long-term benefits we are creating for them with the distribution channels and improved margins, those insurers will be more likely to choose us for reinsurance to help assure continued long-term distribution relationships.

•	Focuses Distribution System on Specific Products. Since the financial incentives paid by us will be linked to the sale of specific products, distributors will place an emphasis on selling those products in order to receive the additional financial benefits.

      In addition to collaborative reinsurance relationships, through our subsidiaries, newly formed in the first quarter of 2003, we also offer actuarial and management advisory services to both IMOs and insurers. Our independence and objectivity, coupled with depth of experience and expertise associated with distribution systems and insurers, offers value added business solutions from a single source entity that can be essential in today’s environment. By providing these benefits to both the IMO and the insurer, we are able to develop long-term relationships with both parties, thereby contributing to our growth opportunities.

Growth Strategy

      Our objectives are to build strong financial performance, loyal independent marketing organization relationships, and stockholder value. We aim to achieve these objectives through the following growth strategies:

•	Broadening Existing Relationships. We will seek to grow our business by (1) broadening the pool of products that we reinsure for the ceding life companies with which we have existing reinsurance arrangements and (2) establishing new reinsurance arrangements with other life insurance companies that sell products through our existing independent agent relationships. We believe that our existing agreements provide the foundation for future cooperation in the development, distribution and underwriting of new life insurance and annuity products. We also believe that the reinsurance agreement that we entered into with Pacific Life is an example of the new relationships that we are striving to establish with leading life insurance companies that desire to establish long-term distribution relationships.

•	Forming New Relationships with IMOs. Using financial incentives, we intend to form new relationships with IMOs distributing both variable and fixed life insurance and annuity products. These new relationships may be with independent insurance agencies, broker/dealers, regional investment firms, banks or other financial institutions. Our business objective is to align the long-term interests of independent marketing organizations and life insurance companies. Through these collaborative relationships, we believe that both the IMOs and insurers benefit from mutually rewarding relationships based on parallel interests, a dedication to quality business, and a focus on managing insurance and distribution risk for long-term economic rewards.

•	Continuing to Expand Reinsurance Coverage of Current Business. Some of our existing reinsurance agreements provide us certain contractual rights to: (1) reinsure policies issued since January 1, 2002 that we are not currently reinsuring, and (2) expand the scope of our reinsurance on policies we currently reinsure. Specifically, our agreements with Western Reserve grant us the right, subject to minimum sales volume thresholds, to reinsure, on a coinsurance and modified coinsurance basis, up to 20% of all single life variable universal life products, other than the Financial Freedom Builder product, introduced for sale after January 1, 2002 and sold by agents associated with World Financial Group. Regarding these variable universal life products, we have the contractual right to commence reinsurance on all policies issued from January 1, 2002 through December 31, 2002, on or before December 31, 2003, and on all policies issued from January 1, 2003 through March 31, 2004, on or before March 31, 2004. Exercising any of these rights may require additional capital.

Further, our agreements with Western Reserve grant us the right, through March 31, 2003, to convert certain Financial Freedom Builder variable universal life insurance policies we are currently reinsuring on a monthly renewable term basis to a coinsurance and modified coinsurance basis. This expansion of our reinsurance would require additional capital that exceeds our current resources. We do not expect to secure additional capital prior to the expiration date of this right on March 31, 2003.

Furthering this strategy, effective January 1, 2002, we amended certain of our reinsurance agreements with Western Reserve to convert our reinsurance of Financial Freedom Builder variable universal life insurance policies, issued from April 1, 2001 through December 31, 2001, from a monthly renewable term basis to a coinsurance and modified coinsurance basis. In addition, we amended certain of our reinsurance agreements with Western Reserve to begin reinsuring newly issued Freedom Elite Builder variable universal life insurance policies issued from July 1, 2001 through December 31, 2001 on a coinsurance and modified coinsurance basis.

•	Expanding Reinsurance Coverage of New Business Under Existing Agreements. Some of our existing reinsurance agreements also provide us the right to reinsure certain new policies as they are written, subject to minimum sales volume thresholds. Specifically, our agreements with Western Reserve grant us the right to reinsure up to 20% of all single life variable universal life products, other than the Financial Freedom Builder product, on a coinsurance and modified coinsurance basis for policies issued after January 1, 2002 through March 31, 2004 and sold by the agents associated with World Financial Group. This right is also applicable for reinsurance on monthly renewable term basis for all single life variable universal life insurance policies issued through March 31, 2006. Further, we have the right to prospectively increase our reinsurance quota share percentage (currently 14%) to between 40% to 50% for certain new variable annuity products issued through December 31, 2003 and sold by those agents, depending on the volume of direct written variable annuity premiums issued by Western Reserve or its U.S. affiliates in the previous calendar year. The reinsurance of new policies and products will continue to increase our base of policies reinsured and generate additional revenues under our existing reinsurance agreements.

Furthering this strategy, effective January 1, 2002, we amended certain of our reinsurance agreements with Western Reserve to increase our reinsurance quota share percentage on variable annuity policies, issued from January 1, 1999 to present, from 10% to 14%.

Distribution Relationships and Sales Strategies

      Our strategy is to generate reinsurance business through strong, incentive-based relationships with IMOs that have the desire and ability to establish long-term reinsurance relationships with the life insurance companies whose products they sell. Further, through our new subsidiaries, we offer advisory and management services to IMOs that desire to establish a reinsurance structure, or may have an existing reinsurance structure.

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

      All of the policies we currently reinsure have resulted from the marketing efforts of the independent agents who have been associated with World Financial Group and its predecessor, World Marketing Alliance, Inc. (“WMA Agency”). Our relationship with World Financial Group was formed in June 2001, when certain assets of WMA Agency were sold to World Financial Group. As a result of the asset acquisition, substantially all of the agents of WMA Agency became associated with World Financial Group. Our relationship with WMA Agency dates back to our founding in 1995, when we were principally formed to provide an opportunity for its agents to participate indirectly in the reinsurance of the business they produced. Many of those individual agents purchased an equity ownership in our company through a private sale of common stock in 1995 and a subsequent sale of preferred stock in 2000. We believe that this equity participation provides an effective incentive for those individuals to establish strong relationships with the ceding life companies that reinsure through us.

      We expect to generate additional reinsurance business through the continuing efforts of World Financial Group, as contemplated by the following agreements:

•	An agreement between World Financial Group and us, which requires that World Financial Group will, for a period extending through June 8, 2008, use commercially reasonable efforts to assist us in attaining the opportunity to reinsure all insurance products sold by its agents for insurance companies with which World Financial Group has selling agreements, other than Western Reserve and Western Reserve’s affiliates. Additionally, the agreement provides that World Financial Group will use commercially reasonable efforts to cooperate with us in our negotiations to establish reinsurance relationships with life insurance companies and provide benefits to the companies that reinsure their business through us not otherwise available to them, such as access to events and conferences sponsored by World Financial Group for its independent agents and the opportunity to participate in World Financial Group sponsored communications, which may include mailings, conference calls or televised broadcasts; and

•	An agreement (“First Right Agreement”) with Western Reserve that provides us a first right to reinsure certain business sold by agents associated with World Financial Group and underwritten by Western Reserve or its U.S. affiliates, as further described below in “Reinsurance Relationships.”

      Additionally, we intend to form new relationships with other IMOs and ceding life companies by:

•	Marketing directly to IMOs, life insurance companies, and insurance company service organizations with which we do not currently have relationships;

•	Leveraging our existing relationships to establish reinsurance relationships with additional ceding life companies;

•	Employing existing and new IMO relationships to establish relationships with other IMOs; and

•	Utilizing existing and new relationships with ceding life companies to establish relationships with additional IMOs.

      From time to time, we may accept advisory and consulting assignments away from our core business strategy to extend our relationship to potential new business opportunities. These opportunistic advisory and consulting assignments may range from fixed flat fee business arrangements to fee-for-service on billable hour schedules.

Reinsurance Relationships

Current Reinsurance Business

      We currently provide reinsurance for variable universal life and variable annuity policies issued by four large life insurance companies. Our reinsurance agreements with these ceding life companies provide for our assumption of a portion of defined risks associated with specified products sold by agents of the IMO with which we have a relationship. Reinsurance under these agreements is automatic, meaning we are required to accept the business ceded to us so long as the ceding life companies satisfy the terms of the reinsurance agreements.

      The following table indicates, by ceding life company, the types of policies we are currently reinsuring and the type of reinsurance applicable to each.

Type of Reinsurance

Modified
Ceding Life Company	Renewable Term	Coinsurance	Coinsurance

Western Reserve
Variable universal life	X	X	X
Variable annuity		X	X
American Skandia
Variable annuity			X
Pacific Life
Variable universal life	X
Zurich Kemper
Variable universal life	X

      We have four separate reinsurance agreements with Western Reserve that cover variable universal life insurance and variable annuity policies issued by Western Reserve on or after January 1, 1992 which are sold by the agents of World Financial Group and its predecessor. These agreements were entered into on July 1, 1996, January 1, 1998, April 1, 1998, and October 1, 1999, respectively. The agreement with American Skandia began on January 1, 1997 and covers policies on an American Skandia variable annuity product issued between January 1, 1997 and December 31, 2002 sold by those same agents. The Zurich Kemper agreement was effective September 1, 1996 and covers all policies on a Kemper variable universal life product issued between September 1, 1996 and March 31, 2001 sold by those agents. Our agreement with Pacific Life was signed on June 25, 2001 and covers policies on a variable universal life product issued on or after January 1, 2001, sold by those agents. We believe our relationship with Pacific Life is a significant event in the growth of our business because this reinsurance agreement was entered into after World Financial Group purchased certain assets of WMA Agency.

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

Increase Business under Existing Contracts

      Reinsurance of In Force Business and New Business with Western Reserve. Following World Financial Group’s purchase of certain assets of WMA Agency in June 2001, we entered into a First Right

Agreement with Western Reserve that provides us a first right to reinsure certain new products issued by Western Reserve or its U.S. affiliates that are sold by agents associated with World Financial Group, as follows:

•	We have the contractual right, through December 31, 2003, to commence reinsurance of the Freedom Elite Builder variable universal life insurance polices and riders issued by Western Reserve from January 1, 2002 through December 31, 2002, and, through March 31, 2004, to commence reinsurance of the Freedom Elite Builder variable universal life insurance policies and riders issued by Western Reserve from January 1, 2003 through March 31, 2004, on a coinsurance and modified coinsurance basis.

•	We have the right, subject to minimum sales volume thresholds, to reinsure up to 20% of all new single life variable universal life insurance products introduced for sale after January 1, 2002, on a coinsurance and modified coinsurance basis for all policies issued through March 31, 2004 and prospectively on a monthly renewable term basis for all policies issued through March 31, 2006.

•	We have the contractual right to prospectively increase our reinsurance quota share percentages, up to a maximum ranging from 40% and 50%, on certain new variable annuity products issued through December 31, 2003.

•	These rights automatically extend for one-year renewal periods unless either party gives notice of termination 180 days prior to the expiration of the applicable term. Our decision to exercise these contractual rights will be made from time to time during the term of the First Right Agreement and such decisions will be based on a number of relevant factors, including the attractiveness of the reinsurance rates prescribed by the agreement, the volume of business, and our available capital capacity.

      Expand Reinsurance of Our In Force Business by Exercising Contractual Rights. We have the contractual right to convert our monthly renewable term reinsurance of the Financial Freedom Builder variable universal life insurance policies and riders issued by Western Reserve from January 1, 1999 through March 31, 2003 to coinsurance and modified coinsurance. The right to convert the monthly renewable term reinsurance on the remaining policies reinsured on a monthly renewable term basis to coinsurance and modified coinsurance expires on March 31, 2003.

      Our decision to exercise these contractual rights will be made from time to time during the term of the First Right Agreement and such decisions will be based on a number of relevant factors, including the attractiveness of the reinsurance rates prescribed by the agreement, the volume of business, and our available capital capacity.

Reinsurance of New Business with Other Insurance Companies

      We intend to enter into reinsurance agreements with other insurance companies from time to time and such decisions will be based on a number of relevant factors, including the attractiveness of the reinsurance rates prescribed by the agreement, the volume of business, our relationship with the insurance company and/or the IMO, and our available capital capacity.

      We intend to enter into agreements with other IMOs similar to our directed reinsurance agreement with World Financial Group. Pursuant to that directed reinsurance agreement, World Financial Group has agreed to use commercially reasonable efforts to assist us in attaining the opportunity to reinsure all insurance products sold by its agents for insurance companies with which it has selling agreements, other than Western Reserve and Western Reserve’s affiliates. Additionally, the agreement provides that World Financial Group will use commercially reasonable efforts to cooperate with us in our negotiations to establish reinsurance relationships with life insurance companies and provide certain benefits to the companies that reinsure their business through us.

Investments

      Our investments are selected with the objective of achieving favorable investment returns consistent with appropriate credit, diversification, tax and regulatory consideration, while providing sufficient liquidity to enable us to meet our obligations as a reinsurance company on a timely basis. We have developed specific investment guidelines that stress diversification of risk, conservation of principal, and liquidity. Our investments, however, will be subject to market risks and fluctuations, as well as to the risks inherent in particular securities. Our board of directors has established an Investment Committee to periodically review the guidelines and investment portfolio and to make recommendations to the board of directors regarding any changes. The board of directors reviews the guidelines annually.

      We utilize an independent investment manager to invest our assets in accordance with our investment guidelines. Conning Asset Management Inc., a subsidiary of Swiss Reinsurance Company, has been our investment manager since June 1998. The Investment Committee of the board of directors periodically reviews the performance of, and the fees paid to, Conning. We are not aware of any affiliation by us with Conning or by Conning with the ceding life companies. The fees paid to Conning for services rendered during 2002 totaled $62,500.

      As of December 31, 2002, we had invested assets totaling $18.7 million with a net unrealized gain of $82,125. The table below shows the aggregate amounts of fixed maturity securities and cash and cash equivalents comprising our portfolio of invested assets:

	At December 31,

	2000	2001	2002

Fixed maturity securities	$5,912,379	$12,214,279	$2,798,190
Cash and cash equivalents	4,259,153	8,062,110	15,858,256

Total invested assets	$10,171,532	$20,276,389	$18,656,446

      As of December 31, 2002, the fixed maturity portion of our invested asset portfolio had a dollar weighted average Moody’s rating of Aa2, an average duration of 1.5 years and an average yield to maturity of 7.1% before investment expenses.

      The following table summarizes the fair value of our invested assets at the dates indicated.

	At December 31,

	2000	2001	2002

U.S. government agency	$—	$216,308	$—
Corporate	4,004,700	7,434,498	1,237,450
Asset-backed securities	880,457	1,661,456	416,559
Mortgage-backed securities	1,027,222	2,902,017	1,144,181

Total fixed maturity securities	$5,912,379	$12,214,279	$2,798,190
Cash and cash equivalents	4,259,153	8,062,110	15,858,256

Total	$10,171,532	$20,276,389	$18,656,446

      The following table summarizes the fair value by contractual maturities of our fixed maturity securities portfolio at the dates indicated.

	At December 31,

	2000	2001	2002

Due in less than one year	$—	$615,406	$611,784
Due after one through five years	3,613,946	6,825,383	625,666
Due after five through ten years	390,754	210,017	—
Asset-backed securities	880,457	1,661,456	416,559
Mortgage-backed securities	1,027,222	2,902,017	1,144,181

Total	$5,912,379	$12,214,279	$2,798,190

      Quality of Fixed Maturity Securities in Portfolio. The following table summarizes the composition of the fair value of our fixed maturity securities portfolio at the dates indicated by rating as assigned by S&P or Moody’s, using the higher of these ratings for any security where there is a split rating.

	At December 31,

Rating	2000	2001	2002

AAA/Aaa	33%	43%	56%
AA/Aa2	13	17	15
A/A2	51	39	29
BBB/Baa2	3	1	—
BB/Ba2.	—	—	—
B/B2.	—	—	—
CCC/Caa or lower, or not rated	—	—	—

Total	100%	100%	100%

Underwriting and Policy Administration

      As an automatic reinsurer, we rely upon the underwriting of the ceding life companies on policies we reinsure. We review and monitor the underwriting standards and procedures of the ceding life companies, including rules for policy continuations, changes, re-entries, reinstatements, and conversions.

      In December 2002, we performed a review of the reinsurance processes and procedures at Western Reserve’s offices located in St. Petersburg, Florida. An external underwriting consultant participated in the review. The review included the following functional areas: new business, underwriting, commissions, reinsurance, claims, data processing, and internal audit. The results of the review did not indicate any material control deficiencies or errors in reporting.

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

      Our reinsurance agreements give us the right to periodically audit the books and records of the ceding life companies to ensure that all business is being properly ceded and administered. Management also communicates frequently with the ceding life companies regarding the administration of the business, business policies and practices, underwriting procedures, quality of business considerations, and reinsured policy experience.

Retention

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

      As a partial hedge against the unpredictability of claims experience, we have entered into a pool retrocession agreement covering certain life insurance policies we reinsure. Under the pool retrocession agreement, multiple reinsurers participate in the risks ceded by us. Standard mortality risks in excess of our life insurance retention limit of $100,000 per life are retroceded to pool participants, which include: ERC Life Reinsurance Corporation, Swiss Re Life & Health America, Inc., The Lincoln National Life Insurance Company, and Transamerica Occidental Life Insurance Company.

      If equity markets decline sufficiently, we may incur a claim expense on certain annuity policies in excess of our life insurance retention limit of $100,000 per life. Currently, sixteen annuity policies, or 0.03%, of our annuity policies in force exceed our life insurance retention limit by the aggregate exposure of approximately $661,000 with an average excess exposure of approximately $41,000 per life. Increases in the equity market may result in fewer annuity policies exceeding our life insurance retention limit while decreases in the equity market may result in more annuity policies exceeding our life insurance retention limit.

Regulation of Global Preferred Re

Bermuda

      The Insurance Act 1978 and related regulations of Bermuda (the “Insurance Act”), which regulates the insurance business of Global Preferred Re, provides that no person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the “Authority”). Under the Insurance Act, insurance business includes reinsurance business.

      The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements and grants to the Authority powers to:

•	grant and revoke registration;
•	require statutory financial statements;
•	limit the amount of dividends and other payments;
•	regulate transfer of business and winding-up; and
•	supervise, investigate (as well as assist on investigations by certain foreign regulatory authorities), requisition information and intervene in the affairs of Bermuda insurance companies (including limitations on new business and regulating investments).

      The Authority may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Authority believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders. Further, Global Preferred Re, as a long-term insurer registered under the Insurance Act, may only be wound-up or liquidated by order of the applicable Bermuda court.

      Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Global Preferred Re, are required to be filed annually with the Authority. The independent auditor of the insurer must be approved by the Authority and may be the same person or firm that audits the insurer’s financial statements and reports for presentation to its shareholders. Global Preferred Re’s independent auditor is KPMG.

      Statutory Financial Statements. An insurer must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements, which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto. The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance, and investments. Global Preferred Re, as a long-term insurer, is required to submit to the Authority the annual statutory financial statements as part of its annual statutory financial return.

      Minimum Solvency Margin; Restrictions on Dividends. Under the Insurance Act, Global Preferred Re:

•	Must maintain the required minimum solvency margin (the value of its long-term business assets exceed the amount of its long-term business liabilities by at least $250,000) and is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or if the declaration or payment of such dividends would cause it to fail to meet such margin;

•	Is prohibited, without the approval of the Authority, from reducing its total statutory capital as set out in its previous year’s financial statements by 15% or more in a single financial year;

•	Is required to establish and maintain a segregated long-term business fund; and

•	Is prohibited from declaring or paying a dividend to any person other than a policyholder unless the value of the assets of its long-term business fund as certified by Global Preferred Re’s approved actuary, exceeds the extent (as so certified) of the liabilities of Global Preferred Re’s long-term business. The amount of any such dividend shall not exceed the aggregate of the excess referenced in the preceding sentence and other funds properly available for the payment of dividends, being funds arising out of its business, other than its long-term business.

      Global Preferred Re must comply with the provisions of the Companies Act 1981 (the “Companies Act”) regulating the declaration and payment of dividends and making distributions from contributed surplus and reductions of capital. Global Preferred Re may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: the company is, or would after the payment be, unable to pay its liabilities as they become due; or the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. The Companies Act further regulates the return of capital, and repurchases and redemptions of shares by Global Preferred Re.

      Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, Global Preferred Re’s principal representative is CFM Insurance Manager, Ltd. and its principal office is located at 44 Church Street, 3rd Floor, Hamilton HM 12, Bermuda. Without a reason acceptable to the Authority, Global Preferred Re may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the Authority is given of the intention to do so. It is the duty of CFM Insurance Managers, Ltd., as Global Preferred Re’s principal representative, within 30 days of reaching the view that there is a likelihood of it becoming insolvent or that a reportable event has, to the principal representative’s knowledge, occurred or is believed to have occurred, to make a report in writing to the Authority setting out all the particulars of the case that are available to the principal representative.

United States

      In general, reinsurers domiciled outside the United States (referred to as “alien reinsurers”) are not subject to substantial direct regulation in the United States. The insurance laws of each state of the United States generally do not regulate the sale of reinsurance within their jurisdictions by non-U.S. insurers. However, alien reinsurers, such as Global Preferred Re, that provide reinsurance to insurance companies domiciled or licensed in United States jurisdictions are indirectly regulated by state “credit for reinsurance” laws. These laws operate to deny statutory financial statement credit to ceding insurers unless the unauthorized alien reinsurer posts acceptable security for ceded liabilities and agrees to certain contract provisions.

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

Competition

      Reinsurance and insurance companies compete based on many factors, including:

•	Premium charges;

•	Ability to structure innovative terms and conditions in product offerings;

•	The general reputation and perceived financial strength of the reinsurer or insurer;

•	Relationships with reinsurance and insurance intermediaries;

•	Ratings assigned by independent rating agencies;

•	Speed of claims payment and administrative activities; and

•	Experience in the particular risk to be underwritten.

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

      Distinguishing us from other companies in our industry, our growth strategy includes the expansion of our relationships with IMOs through the formation of reinsurance structures specific to their business or through the use of financial incentives, which may include stock, warrants and other forms of equity in our company. We believe our core strengths and expertise will result in:

•	Fee income associated with administrative services and from actuarial and management advisory services;

•	Reinsurance revenues resulting from favorable agreements with IMO reinsurance structures; and

•	Reinsurance revenues resulting from favorable agreements with ceding life companies, benefiting IMOs that are financially motivated to influence ceding company relationships with us.

      Our ability to compete with other potential reinsurers in this market will depend upon our ability to successfully develop and maintain strong relationships with IMOs. In addition to our continuing focus on our current independent agent relationships, we commenced implementing marketing programs in late 2002 to develop new IMO relationships.

      Direct insurance companies who are licensed to underwrite insurance are also licensed to underwrite reinsurance, making commercial access into the reinsurance business relatively uncomplicated. In addition, over the last several years, capital markets participants, including exchanges and financial intermediaries, have developed financial products intended to compete with traditional reinsurance. We are unable to predict the extent to which new, proposed or potential initiatives may affect the demand for our products. Barriers to entry to the reinsurance industry for non-insurers are chiefly the time, capital, and talent necessary to attract, underwrite, and manage the business.

      We cannot assure you that we will be able to compete successfully, and the inability to do so could have a material adverse effect upon our ability to implement our strategies.

Employees

      As of December 31, 2002, we had twelve full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

      We believe our future success will depend in large part on our ability to recruit and retain qualified employees experienced in insurance and underwriting. The competition for such personnel is intense, and there can be no assurance that we will be successful in retaining or recruiting key personnel.

Item 2.     Properties

      In October 2002, we entered into a lease agreement with Metropolitan Life Insurance Company for 6,162 square feet of office space in Duluth, Georgia. The initial lease term is twelve months, with the option to extend the term to fifty-one months, expiring in January 2008. Payments under this lease are $118,619 annually through October 2003. The lease payments are subject to an annual increase of approximately 3%. We do not own or lease any other properties.

Item 3.     Legal Proceedings

      We are not a party to any material legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 2002, no matters were submitted to our security holders for a vote.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      No public trading market existed for our common stock during 2002.

      At March 14, 2003, we had 4,141,684 shares of common stock outstanding and approximately 800 stockholders.

      We have not declared or paid any cash dividends on our common stock during 2001 or 2002 and our board of directors does not anticipate declaring or paying any cash dividends in the foreseeable future. We anticipate that all of our earnings and other cash resources, if any, will be retained for the purpose of financing Global Preferred Re’s reinsurance business and will be available for other strategic opportunities that may develop. Future dividend policy will be subject to the discretion of our board of directors, and will be contingent upon our results of operations, financial position and capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal and regulatory restrictions on the payment of dividends and other factors that our board of directors deems relevant.

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

Item 6.     Selected Financial Data

      The following table sets forth selected financial data and other operating information. The selected financial data have been derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including elsewhere herein.

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(Dollars in thousands, except per share data)
Consolidated Statements of Income Data:
Premiums	$7,281	$9,692	$16,618	$19,240	$17,985
Reinsured policy revenues	4,098	13,506	12,894	11,238	13,859
Net investment income	951	350	528	811	742
Net realized gain (loss) on investments	267	(66)	3	45	428
Loss on recapture of business	—	(823)	—	—	—

Total revenues	12,597	22,659	30,043	31,334	33,014

Total benefits and expenses	9,201	16,114	23,089	23,480	30,708

Income before income tax	3,396	6,545	6,954	7,854	2,306
Income tax expense	(1,157)	(2,225)	(1,821)	(2,392)	(788)

Net income	2,239	4,320	5,133	5,462	1,518
Preferred dividends	—	—	155	267	—

Net income available to common stockholders	$2,239	$4,320	$4,978	$5,195	$1,518

Basic earnings per share	$0.60	$1.15	$1.33	$1.39	$0.37
Diluted earnings per share	$0.60	$1.15	$1.30	$1.32	$0.37
Weighted-average common shares	3,743,649	3,742,610	3,742,610	3,742,610	4,141,684
Total weighted-average common and common equivalent shares	3,743,649	3,742,610	3,943,897	4,141,684	4,141,684

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(Dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,618	$3,476	$4,259	$8,062	$15,858
Fixed maturity securities	9,870	2,054	5,912	12,214	2,798
Deferred acquisition costs	27,538	39,750	42,752	42,800	49,850
Total assets	44,881	49,008	56,617	67,853	74,274
Long-term debt	—	9,179	5,000	5,000	5,000
Total liabilities	20,508	20,600	20,028	25,884	30,952
Stockholders’ equity	24,373	28,408	36,589	41,969	43,322

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(Dollars in thousands)
Summary of Policies Reinsured:
Number of life insurance policies and riders reinsured	208,321	260,356	296,674	287,303	265,384
Number of annuity policies reinsured	10,028	24,483	43,819	48,007	48,889
Face value of life insurance reinsured	$6,117,000	$8,030,219	$9,378,075	$9,082,204	$8,451,310
Annuity policy benefits reinsured	$157,695	$324,827	$310,063	$266,305	$224,710

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      The following analysis of our consolidated financial condition and results of operations should be read in conjunction with “Selected Financial Data” and the consolidated financial statements and accompanying notes included elsewhere in this report. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions developed by our management. Any adjustments to reported bases of assets or liabilities resulting from changes in estimates are reflected in earnings in the period the estimates are revised.

      Certain statements made in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe-harbor” provisions of that Act. Additionally, any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements may include, but are not limited to statements relating to reinsurance revenues, gross profits, cash flows, and net income in future periods. Such statements often include the words “believes,” “expects,” “assumes,” “predicts,” “continue,” “potential,” “should,” “could,” “can,” “may,” “will,” “proposes,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” and variations or negations of such expressions or similar expressions. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to:

•	The amount, timing, receipt, and cost of additional capital to fund our exercise of the rights to increase our reinsurance business with Western Reserve;

•	A decrease in the level of demand for our reinsurance business, or increased competition in the industry;

•	Extent to which we are able to develop new reinsurance programs;

•	Adverse reinsurance experience, including death claims and surrenders;

•	Estimates of reserves;

•	Assumptions used in accounting for deferred acquisition costs;

•	Negotiation of reinsurance agreements;

•	Our cash requirements;

•	Availability of capital on acceptable terms;

•	The passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate; and

•	Changes in economic conditions, including interest rate and equity market conditions, which could affect our investment portfolio and reinsured policy revenues.

      These forward-looking statements are subject to change and uncertainty that are beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect on our business. We cannot assure you that future developments will be in accordance with our expectations or that the effect of future developments will be those we anticipate. Actual results could differ materially from those we expect, depending upon the outcome of certain factors, including those described in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We have described some important factors that could cause our actual results to differ materially from our expectations in “Factors That May Affect Future Results of Operations” included as Exhibit 99.3. You should carefully review these risks and additional risks described in other documents we file from time to time with the Securities and Exchange Commission, including quarterly reports on the Form 10-Q. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

      Global Preferred, through Global Preferred Re, provides reinsurance for life insurance and annuity products. Our principal business objective is to align the long-term interests between independent marketing organizations and life insurance companies. Through these collaborative relationships, we believe both the IMOs and insurers benefit from mutually rewarding relationships based on parallel interests, a dedication to quality business, and a focus on managing insurance and distribution risk for long-term economic rewards.

      Although our reinsurance business is directed to us through these independent agent relationships, the life insurance and annuity policies that we currently reinsure are underwritten and issued by various ceding life companies. In the insurance industry, the term “ceding” refers to the use of reinsurance to transfer from one insurance company to another some or all of the risks associated with one or more insurance policies. We often refer to a life insurance company that reinsures life insurance and annuity policies through us as a “ceding life company.” The strength of our current reinsurance business is based on our historical relationship with the independent agents of World Financial Group, which is an indirect subsidiary of AEGON USA, Inc. and an IMO that markets the products we currently reinsure.

      Under a reinsurance agreement, the economic consequences of certain insurance risks are transferred from the ceding life company to the reinsurer. Depending upon the type of reinsurance agreement, these risks may include mortality, persistency, investment and expense. Key considerations in evaluating the risks include industry experience, the ceding life company’s pricing and assumptions, the type of product, the ceding life company’s underwriting practices and procedures, the type of distribution system, the ceding life company’s recent experience, and the market for the product.

      The ceding life companies retain responsibility for the payment of all claims, surrender values, commissions, and expenses involved in issuing and maintaining the policies we reinsure. In addition, the ceding life companies administer the reinsurance contracts and, on a monthly and quarterly basis, provide us with information regarding premiums, reserves and benefits and the amounts we owe to the ceding life company for claims and settlement expenses on the policies we reinsure.

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

      Under renewable term reinsurance, we may also be subject to risks as a result of persistency risk. Persistency risk is the risk that a policyholder either stops paying premiums, which would cause the policy to lapse, or chooses to surrender the policy for the cash surrender value. The effect of persistency risk on us is that possible future revenue will be reduced, potentially reducing profits.

      Coinsurance. Under a coinsurance arrangement, the insured risks are ceded to us on essentially the same basis as underwritten by the ceding life company. The ceded risks include mortality, persistency, investment, and expense. We share the risks pro rata with the ceding life company. We receive a proportionate share of gross premiums from the ceding life company and provide contractual expense allowances to the ceding life company to pay for the expenses associated with the reinsured policies. Expenses include commissions and costs associated with underwriting, marketing, policy issue, and maintenance. We also pay our proportionate share of death benefits and other policy benefits to the ceding life company. The reserves on the ceded portion of the policy are held by us and are our obligations. Correspondingly, we invest the assets related to the reserves and receive investment income from those assets.

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

Financial Statement Impact of Reinsurance

      The Securities and Exchange Commission’s Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies used in the preparation of financial statements. Additional information included elsewhere herein and in Note 2 to the consolidated financial statements, includes a summary of the accounting policies used in the preparation of our consolidated financial statements.

Income Statement Impact

      Reinsurance Revenues. For renewable term reinsurance, we record as “premiums” the amount of reinsurance premiums we receive over the payment periods of the reinsured policies. For policies reinsured on a coinsurance or modified coinsurance basis, we record as “reinsured policy revenues” our proportionate share of the gross revenues received by the ceding life company over the payment periods of the reinsured policies. These revenues represent the policy mortality and expense charges, asset-based allowances and deferred sales charges that have been assessed against the reinsured policy account balances.

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

      Reinsurance Expenses. Regardless of the type of reinsurance, our related expenses may include: (1) benefits, claims and settlement expenses, which represent our share of the payments made under the reinsured policies during the period, the change in claims in course of settlement, and the change in claims incurred but not reported; (2) expense allowances paid to the ceding life company for expenses associated with the reinsured policies, including commissions and costs associated with underwriting, marketing, policy issue and maintenance; and (3) amortization of deferred acquisition costs, which are discussed in more detail below.

      Net Income. Our profitability, in part, depends on the volume of policies reinsured and experience of the reinsured policies. Factors that affect the experience of the business include reinsured policy persistency, death claims, and investment performance of the separate account balances. While death claims are reasonably predictable over a period of years, claims become less predictable over shorter periods, and are subject to fluctuation from quarter to quarter and year to year. Similarly, separate account investment returns, upon which a significant portion of our revenues depend, have relatively stable returns over a period of years but can be volatile over shorter periods. A considerable amount of separate account balances is invested in equities; therefore prolonged deterioration in the equity markets will result in a decrease in our current and future income.

Balance Sheet Impact

      Deferred Acquisition Costs. We capitalize and defer costs that vary with and are primarily related to the acquisition of the reinsured policies. These expenses are deferred to the extent that such costs are deemed recoverable from future policy revenues and are recorded as deferred acquisition costs on the balance sheet. Such costs include reinsurance expense allowances paid to ceding life companies, and may include other underwriting costs such as actuarial, legal and accounting fees.

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

      Under the coinsurance and modified coinsurance agreements, the amortization of the deferred acquisition costs is in proportion to the ratio of gross profits recognized during the then current period to total anticipated future gross profits. During each accounting period, assumptions used in calculating the amortization of the deferred acquisition expense reflect actual experience for the then current accounting period. We also review, on a periodic basis, our evolving experience with regard to our assumptions concerning future experience as to mortality, persistency, investment yields, and expenses in determining our estimate of anticipated future gross profits. This periodic review is commonly referred to as “unlocking.” Our normal period of observation is from October 1 of the previous calendar year through September 30 of the current calendar year. If we believe variances from expected assumptions are permanent, we will change the assumptions we use with regard to future experience. Upon adoption of any change in assumptions used with regard to future experience, the amortization of the deferred acquisition cost will be recalculated and reflected during the then current accounting period.

      A material component of variable life and annuity product revenues is derived from the asset-based fees that have been assessed against the policy account balances, of which a considerable portion is invested in the equity markets. The volatility of equity market returns over the short-term can be significant without materially impacting long-term equity market returns. Historical equity market performance shows equity market volatility is much higher over short-term horizons as compared to long-term horizons. The short-term volatility of the policy fund value will result in the short-term volatility being applied to all future expected gross profits if no adjustments are made to account for the differences between long-term and short-term volatility. We utilize a “credibility approach “ to account for the differences between long-term and short-term volatility. Under this approach, the estimates of future expected gross profits are revised to recognize the effects short-term volatility and market yields have upon long-term yield expectations. We review our approach annually to determine if additional adjustments to amortization are necessary as a result of prolonged and/or severe negative or positive equity market performance. In such instances, the equity market performance must be sufficiently high or low to justify a belief that the effect of current market conditions on future expected gross profits should be more permanently reflected.

      In addition, certain variable annuity policies we reinsure include a guaranteed minimum death benefit that will guarantee a death benefit typically equal to a return of premium or the highest level the fund values had accumulated over certain prescribed periods under the annuity policy. Upon the death of an annuity policyholder, we will incur a claims expense equal to the excess of the amount guaranteed under this provision over the then current policy fund value. This expense increases when equity markets decline and decreases as equity markets increase. We utilize an implicit approach to account for guaranteed minimum death benefits. Under this approach, future expected gross profits are decreased to account for future expected claims expenses. The short-term volatility of the policy fund value will result in significant volatility in the expected claims expense if no recognition is made to acknowledge differences between long-term yields and short-term volatility. Our implicit approach recognizes the effect of long-term versus short-term volatility when accounting for guaranteed minimum death benefits.

      Future Policy Benefits. Liabilities for future benefits on life insurance policies are established in an amount we estimate is adequate to meet the estimated future obligations on the policies in effect. Policy reserves are included in “future policy benefits” on the consolidated balance sheet.

      Liabilities for future policy benefits under the renewable term agreements include provisions for claims in the course of settlement, claims incurred but not reported, and expected future claims. The liability is estimated using assumptions such as estimates of expected investment yields, mortality, persistency and expenses applicable at the time the reinsurance contracts are executed.

      Liabilities for future policy benefits under coinsurance and modified coinsurance agreements equal reinsured policy account balances on the underlying life insurance and annuity policies. With regard to the separate account benefits reinsured on a modified coinsurance basis, we record the liabilities as an offset to related assets as our intentions and rights under the agreements with the ceding life companies meet the appropriate conditions governing rights of setoff. The nature of separate account benefits under variable life insurance or variable annuity policies do not permit us to reinsure those benefits on a coinsurance basis. We currently reinsure the fixed account portion of life insurance and annuity policies only on a coinsurance basis and, accordingly, the liabilities for that portion of the reinsurance are recorded as future policy benefits.

      Liabilities for future policy benefits reflected in the consolidated financial statements are based on information provided to us by the ceding life companies. Reserves established by us with respect to individual risks or classes of business may not be the same as those established by ceding life companies due to differing risks and assumptions regarding mortality, persistency, investment, and expenses.

Fair Value Disclosure

      Investments. We classify all fixed maturity securities and equity securities as “available for sale.” Such securities are reported at fair value. Fixed maturity securities available for sale are so classified based upon the possibility that such securities could be sold prior to maturity if that action enables us to execute our investment philosophy and appropriately match investment results to operating and liquidity needs. Unrealized gains and losses on marketable equity securities and fixed maturity securities available for sale, less applicable deferred income taxes, are reported as a separate component of “accumulated other comprehensive income” within stockholders’ equity.

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

Our Current Reinsurance Agreements

      The life insurance and annuity policies that we have reinsured to date are underwritten and issued by Western Reserve, American Skandia, Zurich Life, and Pacific Life. The following table indicates the percentage of our reinsurance revenues derived from our ceding life companies:

	Year Ended
	December 31,

	2000	2001	2002

Western Reserve	88%	89%	91%
American Skandia	10%	9%	8%
Zurich Life	2%	2%	1%
Pacific Life(1)	—	— (2)	— (2)

Total	100%	100%	100%

(1)	This agreement was effective as of January 1, 2001.

(2)	Less than 1%.

      The following table indicates, by ceding life company: (1) the names and types of insurance products we currently reinsure; (2) the type of reinsurance agreement applicable to each; (3) policy issue dates reinsured under each agreement; and (4) the commencement date of the reinsurance.

Reinsurance
				Policy Issue	Commencement
Ceding Life Company	Reinsured Product Name	Product Type(1)	Reinsurance Type(2)	Dates	Date

Western Reserve	Freedom Equity Protector	VUL	MRT	1/92 to 12/99	7/96
Western Reserve	Financial Freedom Builder	VUL	MRT	7/97 to 3/98	7/97
Western Reserve	Financial Freedom Builder	VUL	Co/Modco	4/98 to 12/98	4/98
Western Reserve	Financial Freedom Builder	VUL	MRT	1/99 to 3/01	10/99
Western Reserve	Financial Freedom Builder	VUL	Co/Modco	4/01 to 12/01	01/02
Western Reserve	Financial Freedom Builder	VUL	MRT	1/02 to 12/02	10/99
Western Reserve	Freedom Elite Builder	VUL	Co/Modco	7/01 to 12/01	1/02
Zurich Life	Power VUL	VUL	MRT	9/96 to 3/01	9/96
Pacific Life	Select Exec II	VUL	YRT	1/01 to present	1/01
American Skandia	Imperium	VA	Modco	1/97 to 12/02	1/97
Western Reserve	Freedom Wealth Creator	VA	Co/Modco	1/98 to 12/01	1/98
Western Reserve	Freedom Premier	VA	Co/Modco	10/00 to present	10/00

(1)	“VUL” means variable universal life product. “VA” means variable annuity product.

(2)	“MRT” means monthly renewable term. “YRT” means yearly renewable term. “Co/Modco” means coinsurance and modified coinsurance.

      Under our reinsurance agreements with the ceding life companies, we currently reinsure variable life insurance and variable annuity policies on either a renewable term basis or a coinsurance and modified coinsurance basis. The policies we reinsure on a renewable term basis represented 56% of our reinsurance revenues for the year ended December 31, 2002. The policies we reinsure on a coinsurance and modified coinsurance basis represented 44% of our reinsurance revenues for the same period. Of the 44%, 25% relates to variable life insurance policies and 19% relates to variable annuity policies.

Recent Amendments to Our Reinsurance Agreements

Western Reserve Agreements

      Consistent with our business plan, effective as of January 1, 2002, we amended certain of our reinsurance agreements with Western Reserve to:

•	Convert our reinsurance of the Financial Freedom Builder variable universal life policies and riders issued by Western Reserve from April 1, 2001 through December 31, 2001, to a coinsurance and modified coinsurance basis, under which we assumed a portion of all of the insured risks that the life insurance company has on the reinsured policies. We had been reinsuring these policies on a monthly renewable term basis, under which we assumed only mortality risks on the reinsured policies. The percentage of the risks assumed by us on policies reinsured after this conversion, which is referred to as the “quota share rate,” is 20%;

•	Begin reinsuring, on a coinsurance and modified coinsurance basis at a quota share rate of 20%, Western Reserve Freedom Elite Builder variable universal life policies sold by the agents associated with World Financial Group and issued from July 1, 2001 through December 31, 2001;

•	Increase our reinsurance on a coinsurance and modified coinsurance basis, from a 10% quota share rate to a 14% quota share rate, of all Western Reserve variable annuity policies sold by those same agents and issued from January 1, 1999 through December 31, 2001;

•	Begin reinsuring, on a coinsurance and modified coinsurance basis at a quota share rate of 14%, certain new variable annuity policies sold by those agents and issued by Western Reserve from January 1, 2002 to present; and

•	Cease our reinsurance of the Western Reserve Freedom Wealth Creator variable annuity products sold after January 1, 2002, due to the limited volume of new policies we anticipate to be written for this product; however, we will continue to reinsure all Freedom Wealth Creator policies we reinsured as of December 31, 2001.

Results of Operations

      The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Year Ended
	December 31,

	2000	2001	2002

	(As a percentage of
	total revenue)
Consolidated Statements of Income Data:
Revenues:
Premiums	55%	61%	55%
Reinsured policy revenues	43	36	42
Net investment income	2	3	2
Net realized gain on investments	—	—	1

Total revenues	100%	100%	100%

Benefits and expenses:
Benefits, claims and settlement expenses	25	20	26
Change in future policy benefits	7	8	5
Reinsurance expense allowances, net	25	27	26
Amortization of deferred acquisition costs	14	13	21
Operating expenses	4	6	9
Interest expense	2	1	1
Costs of withdrawn offering	—	—	5

Total benefits and expenses	77	75	93

Income before income tax	23	25	7
Income tax expense	(6)	(8)	(2)

Net income	17%	17%	5%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

      Premiums. Premiums decreased $1.2 million, or 6%, from $19.2 million for the year ended December 31, 2001 to $18.0 million for the comparable period in 2002. The majority of this decrease was due to the conversion of all Western Reserve Financial Freedom Builder variable universal life policies and riders, issued from April 1, 2001 through December 31, 2001, which had been reinsured by us on a monthly renewable term basis, to a coinsurance and modified coinsurance basis, effective January 1, 2002.

      Reinsured Policy Revenues. Reinsured policy revenues increased $2.7 million, or 24%, from $11.2 million for the year ended December 31, 2001 to $13.9 million for the same period in 2002. This increase was due to: (1) the conversion of certain Financial Freedom Builder variable universal life policies and riders, as described above; (2) the reinsurance, at a quota share rate of 20%, of the Western Reserve Freedom Elite Builder variable universal life policies sold by the agents associated with World Financial Group and issued from July 1, 2001 through December 31, 2001; (3) the increase in our reinsurance on a coinsurance and modified coinsurance basis, from a 10% quota share rate to a 14% quota share rate, of all Western Reserve variable annuity policies sold by those agents and issued from January 1, 1999 through December 31, 2001; and (4) an increase in revenues from surrender charges in 2002 compared to 2001. These increases were partially offset by a decrease in mortality and expense charges and asset-based allowances resulting from the decline in variable annuity separate account balances.

      Net Investment Income and Net Realized Gain on Investments. Net investment income decreased $69,000, or 8%, from $811,000 for the year ended December 31, 2001 to $742,000 for the same period in 2002, primarily due to the decreased size of our investment portfolio. The decrease in our investment portfolio resulted from the $7.2 million reinsurance expense allowance payment to Western Reserve in April 2002, relating to the amendments of our reinsurance agreements effective January 1, 2002, and a greater portion of our assets being invested in cash and cash equivalents in 2002. Net realized gain on investments increased $383,000, from $45,000 for the year ended December 31, 2001 to $428,000 for the same period in 2002. The increase was due to the sale of fixed maturity securities during fourth quarter 2002. We sold $9.9 million of securities in 2002 compared to $1.7 million of securities in 2001. These gains were caused by a decline in market yields, which resulted in an increase in the fair value of the fixed maturity securities in our portfolio.

Benefits and Expenses

      Benefits, Claims and Settlement Expenses. Benefits, claims, and settlement expenses increased $2.1 million, or 33%, from $6.3 million for the year ended December 31, 2001 to $8.4 million for the same period in 2002. The increase was primarily associated with a lower incidence of life insurance death claims in 2001 compared to the incidence of death claims in 2002, the increasing age of the policies reinsured and an increase in variable annuity death claims. The aggregate face value of insurance underlying the polices we reinsured at December 31, 2001 was $9.1 billion compared to $8.5 billion at December 31, 2002.

      Change in Future Policy Benefits. Change in future policy benefits decreased $886,000, or 37%, from $2.4 million for the year ended December 31, 2001 to $1.5 million for the same period in 2002. The majority of this decrease was due to the conversion of all Western Reserve Financial Freedom Builder variable universal life policies and riders, issued from April 1, 2001 through December 31, 2001, which had been reinsured by us on a monthly renewable term basis, to a coinsurance and modified coinsurance basis, effective January 1, 2002.

      Reinsurance Expense Allowances, Net. Net reinsurance expense allowances increased $17,000, or less than 1%, for the year ended December 31, 2001 compared to the same period in 2002. These amounts are reflective of the increase in business in force primarily attributable to the amendments to our reinsurance agreements effective January 1, 2002, offset by the decrease in business in force due to lapse and surrender activity.

      Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $3.1 million, or 79%, from $3.9 million for the year ended December 31, 2001 to $7.0 million for the same period in 2002. Higher than expected surrender experience, including “unlocking” our near term surrender assumptions to reflect the increase in our surrender experience (akin to industry-wide surrender experience), and lower than expected equity market performance of the separate account balances contributed to $2.8 million of the increase in amortization for the year ended December 31, 2002, as compared to the same period in 2001. In addition, amortization increased due to new business reinsured, including the amendments to our reinsurance agreements with Western Reserve effective January 1, 2002.

      Under current assumptions, and all else being equal, if separate account fund yields exceed 5% for 2003, we do not expect that there would be increased amortization in 2003 from “unlocking” due to lower than expected equity market performance. If separate account fund yields are 0% for 2003 we would expect additional amortization of approximately $500,000 for 2003 from “unlocking” due to lower than expected equity market performance.

      Operating Expenses. Operating expenses increased $1.1 million, or 60%, from $2.0 million for the year ended December 31, 2001 to $3.1 million for the same period in 2002. These expenses include salaries and benefits, professional fees for legal, actuarial and accounting expenses and other operating expenses. The majority of the increase for the year ended December 31, 2002 was attributable to a $752,000 increase in salaries, bonuses, benefits and recruiting expenses due to the employment of additional staff, a $221,000 increase in our directors’ and officers’ insurance premiums, and a $128,000 increase in legal fees.

      Interest Expense. Interest expense increased $2,000, or less than 1%, from $378,000, for the year ended December 31, 2001 to $380,000 for the comparable period in 2002. The increase was due to the interest associated with the $7.2 million settlement paid to Western Reserve on April 2, 2002 to fund the reinsurance amendments that were effective January 1, 2002.

      Costs of Withdrawn Offering. During October 2002, we withdrew the registration statement for our proposed initial public offering of 9.5 million shares of common stock. Offering costs related to our withdrawn offering were $1.7 million for the year ended December 31, 2002. These costs, which consisted primarily of legal, printing, accounting, and actuarial fees, were expensed during the quarter ended September 30, 2002. We did not incur any similar expenses in 2001.

      Income Taxes. Due to lower levels of income before income taxes, income taxes decreased $1.6 million, or 67%, from $2.4 million for the year ended December 31, 2001 to $789,000 for the same period in 2002. Income before income taxes is comprised of income subject to taxes that is recognized and due in the current period and income subject to taxes that is recognized during the current period but is due in future periods. The “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of current taxable income. For the year ended December 31, 2002, we had no current taxable income and, as a result, we were unable to take advantage of any of the small life insurance company deduction. During 2001 our effective tax rate was 30%, as compared to 34% in 2002.

      In accordance with SFAS No. 109, Accounting for Income Taxes, we have $8.4 million of net operating loss carryforwards, which begin to expire in 2018. These net operating loss carryforwards at a 34% effective tax rate are included as an offset to the deferred tax liability. It is our belief that it is more likely than not that the deferred tax assets will be realized as an offset against future taxable income, however, if we do not have sufficient taxable income in the future to utilize this asset, a write-off may result thereby reducing our net income.

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

      Reinsured Policy Revenues. Reinsured policy revenues decreased $1.7 million, or 13%, from $12.9 million for the year ended December 31, 2000 to $11.2 million for the same period in 2001. This decrease was primarily attributable to revenues associated with our variable annuity coinsurance and modified coinsurance agreements, which declined from $6.7 million for the year ended December 31, 2000 to $5.5 million for the same period in 2001, a decrease of $1.2 million, or 18%. Decreasing revenues for both variable universal life and variable annuity business resulted primarily from a decline in collected mortality and expense charges associated with lower account values, due to the decline in the equity markets. Further, the variable universal life coinsurance and modified coinsurance business is a “closed block,” meaning there are no new policies being issued in this block of business, resulting in a declining number of policies reinsured in the block, due to normal policy lapses and surrenders. New variable universal life policies that we reinsured in 2000 and 2001 were reinsured on a renewable term basis. The capital requirements for reinsuring on a coinsurance or modified coinsurance basis limited our ability to reinsure any new variable universal life policies on that basis during that period.

      Net Investment Income and Net Realized Gain on Investments. Net investment income increased $283,000, or 54%, from $528,000 for the year ended December 31, 2000 to $811,000 for the same period in 2001, primarily due to the increased size of our portfolio from new purchases of fixed maturity securities. The sale of fixed maturity securities for the year ended December 31, 2000 resulted in a net realized gain on investments of $3,000 compared to a net realized gain on investments of $45,000 for the same period in 2001. This shift was caused by a decline in market yields, which resulted in an increase in the fair value of the fixed maturity securities in our portfolio.

Benefits and Expenses

      Benefits, Claims and Settlement Expenses. Benefits, claims, and settlement expenses decreased $1.3 million, or 17%, from $7.6 million for the year ended December 31, 2000 to $6.3 million for the same period in 2001. The decrease was primarily associated with better mortality experience in 2001, which resulted in lower claims activity. We do not expect, nor have we been advised by the ceding life companies of, any material claims exposure related to the September 11, 2001 terrorist attacks. The aggregate face value of insurance underlying the policies we reinsured at December 31, 2000 was $9.4 billion compared to $9.1 billion at December 31, 2001.

      Change in Future Policy Benefits. Change in future policy benefits increased $359,000, or 17%, from $2.1 million for the year ended December 31, 2000 to $2.4 million in the same period in 2001. $230,000 of the increase was tied to the $2.4 million growth in premiums collected under the Financial Freedom Builder Monthly Renewable Term Agreement. Additionally, during the third quarter of 2001, we refined our methodology for recognizing earned premiums under the Zurich Life monthly renewable term agreement, which resulted in an increase in future policy benefits of $152,000.

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

      Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs decreased $72,000, or 2%, from $4.0 million for the year ended December 31, 2000 to $3.9 million for the same period in 2001. A majority of the decrease in the amortization of deferred acquisition costs resulted from the refinement of our methodology of recognizing earned premiums under the Zurich Life monthly renewable term agreement, which caused a $122,000 decrease. Offsetting this decrease was a net increase of $50,000, arising from the unlocking of historical realized experience and future experience assumptions.

      Operating Expenses. Operating expenses increased $696,000, or 55%, from $1.3 million for the year ended December 31, 2000 to $2.0 million for the same period in 2001. These expenses include salaries and benefits, professional fees for legal, actuarial and accounting expenses and other operating expenses. The increase was associated with a $447,000 increase in salaries, benefits and recruiting expenses, due to the employment of additional staff, payment of a discretionary bonus for the year 2000 and accrual of discretionary bonuses for 2001. The remainder of the increase was primarily due to an increase in directors’ and officers’ insurance expenses, outside director fees, legal fees, and our franchise tax for the State of Delaware.

      Interest Expense. Interest expense decreased $287,000, or 43%, from $665,000 for the year ended December 31, 2000 to $378,000 for the comparable period in 2001. The decrease was due to the repayment of a $5.3 million debt on a line of credit. The final payment of principal and interest in the amount of $283,566 was paid in February 2001.

      Income Taxes. Due to higher levels of income before income taxes, income taxes increased $571,000, or 31%, from $1.8 million for the year ended December 31, 2000 to $2.4 million for the same period in 2001. Income before income taxes is comprised of income subject to taxes, which are both recognized and due in the current period, and income subject to taxes, which are recognized during the current period but are due in future periods. The amount of income taxes, which was recognized and due in the respective periods, was only $516,000 and $437,000 in 2000 and 2001, respectively, due to the “small life insurance company deduction” which permanently reduces the current income taxes due. The amount of income taxes that was due in future periods in 2001 was $2.0 million, an increase of $650,000 as compared to the amount in 2000, due to an increase in timing differences with respect to reserves.

      As a result of the “small life insurance company deduction,” the combined effective tax rate will fluctuate between 20% and 34%. During 2000, our effective tax rate was 26%, as compared to 30% in 2001.

Quarterly Results of Operations

      The following table presents certain unaudited quarterly consolidated statements of income data for the eight-quarter period ending December 31, 2002, as well as the percentage of total revenue represented by each item. The information has been derived from the unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements contained herein and all adjustments, consisting only of normal recurring adjustments, which we consider to be necessary to present fairly this information when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	Quarter Ended

	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	2001	2001	2001	2001	2002	2002	2002	2002

	(Dollars in thousands)
Revenues:
Premiums	$4,656	$4,796	$4,908	$4,880	$4,557	$4,533	$4,485	$4,410
Reinsurance policy revenues	2,940	2,806	2,728	2,762	3,596	3,559	3,442	3,263
Net investment income	161	206	221	223	214	188	168	172
Net realized gain (loss) on investments	6	—	(2)	41	8	(1)	—	420

Total revenues	7,763	7,808	7,855	7,906	8,375	8,279	8,095	8,265

Benefits and expenses:
Benefits, claims and settlement expenses	1,503	1,583	1,407	1,800	2,034	2,638	2,135	1,622
Change in future policy benefits	644	548	742	477	447	411	353	315
Reinsurance expense allowances, net	2,096	2,154	2,094	2,156	2,209	2,125	2,101	2,082
Amortization of deferred acquisition costs	1,002	877	741	1,325	1,119	1,072	2,484	2,349
Operating expenses	477	362	515	597	727	694	813	884
Interest expense	96	93	95	95	94	97	95	95
Costs of withdrawn offering	—	—	—	—	—	—	1,712	—

Total benefits and expenses	5,818	5,617	5,594	6,450	6,630	7,037	9,693	7,347

Income (loss) before income tax	1,945	2,191	2,261	1,456	1,745	1,242	(1,598)	918
Income tax (expense) benefit	(654)	(743)	(653)	(341)	(593)	(419)	535	(312)

Net income (loss)	$1,291	$1,448	$1,608	$1,115	$1,152	$823	$(1,063)	$606

      The following table sets forth, as a percentage of total revenue, certain line items in the consolidated statements of income for the periods indicated:

	Quarter Ended

	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	2001	2001	2001	2001	2002	2002	2002	2002

	(As a percentage of total revenue)
Revenues:
Premiums	60%	61%	62%	62%	54%	55%	55%	53%
Reinsurance policy revenues	38	36	35	35	43	43	43	40
Net investment income	2	3	3	3	3	2	2	2
Net realized gain on investments	0	0	0	0	0	0	0	5

Total revenues	100%	100%	100%	100%	100%	100%	100%	100%

Benefits and expenses:
Benefits, claims and settlement expenses	20	20	18	23	24	32	26	20
Change in future policy benefits	8	7	9	6	5	5	5	4
Reinsurance expense allowances, net	27	28	27	27	27	26	26	25
Amortization of deferred acquisition costs	13	11	9	17	13	13	31	28
Operating expenses	6	5	7	8	9	8	10	11
Interest expense	1	1	1	1	1	1	1	1
Costs of withdrawn offering	0	0	0	0	0	0	21	0

Total benefits and expenses	75%	72%	71%	82%	79%	85%	120%	89%

Income (loss) before income tax	25	28	29	18	21	15	(20)	11
Income tax (expense) benefit	(8)	(9)	(8)	(4)	(7)	(5)	7	(4)

Net income (loss)	17%	19%	21%	14%	14%	10%	(13%)	7%

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

      Our second segment, reported as universal life-type, relates to all variable annuity policies and those variable universal life policies that are reinsured on a coinsurance and modified coinsurance basis. The products reinsured on a coinsurance and modified coinsurance basis are accounted for under SFAS No. 97 accounting principles and, as such, revenues therefrom are classified as reinsured policy revenues.

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

	Year Ended December 31,

	2001				2002

	Non-Universal	Universal			Non-Universal	Universal
	Life-type	Life-type	Other	Total	Life-type	Life-type	Other	Total

	(Dollars in thousands)
Premiums	$19,240	$—	$—	$19,240	$17,985	$—	$—	$17,985
Reinsured policy revenues	—	11,238	—	11,238	—	13,860	—	13,860
Benefits, claims and settlement expenses(1)	7,833	871	—	8,704	7,866	2,089	—	9,955
Reinsurance expense allowances, net	6,859	1,642	—	8,501	6,319	2,199	—	8,518
Amortization of deferred acquisition costs	197	3,748	—	3,945	232	6,792	—	7,024

Underwriting profit	4,351	4,977	—	9,328	3,568	2,780	—	6,348
Net investment income	215	230	366	811	124	276	342	742
Net realized gain on investment	—	—	45	45	—	—	428	428
Other expenses	123	216	1,991	2,330	142	280	4,790	5,212

Segment operating income (loss) before tax	4,443	4,991	(1,580)	7,854	3,550	2,776	(4,020)	2,306
Income tax expense (benefit)	1,353	1,520	(481)	2,392	1,213	949	(1,374)	788

Segment net income (loss)	$3,090	$3,471	$(1,099)	$5,462	$2,337	$1,827	$(2,646)	$1,518

Preferred dividends	—	—	267	267	—	—	—	—

Segment net income (loss) available to common stockholders	$3,090	$3,471	$(1,366)	$5,195	$2,337	$1,827	$(2,646)	$1,518

Segment assets	$8,615	$46,748	$12,490	$67,853	$6,021	$52,248	$16,005	$74,274

(1)	Benefits, claims and settlement expenses include change in future policy benefits.

      Of the total premiums and reinsured policy revenues above, 89% and 91% relates to business issued by Western Reserve for the years ended December 31, 2001 and 2002, respectively. Of the total underwriting profit above, 86% and 96% relates to business issued by Western Reserve for the year ended December 31, 2001 and 2002, respectively.

Liquidity and Capital Resources

      To grow our life and annuity business, we use cash to pay for the initial marketing and underwriting expenses of the policies we reinsure. These same policies thereafter provide cash from premiums, policy charges and policy fees over their lifetime. We also use cash to pay for policy claims, policy benefits and operating expenses which include: salaries and benefits, and professional fees for management, legal, investment, custodial, accounting, tax and consulting services. In addition to operating cash flows, cash is provided by and used in financing activities we undertake to increase our capital position and through activities associated with our invested assets.

      Our primary source of liquidity was $15.9 million in consolidated cash and cash equivalents at December 31, 2002. The effective duration of our fixed maturity portfolio is 1.5 years with 98% of the fixed maturity securities having an effective maturity of less than 5 years. Our fixed maturity portfolio represents all of our invested assets, and has an average Moody’s quality rating of Aa2.

      Our capital structure consists of long-term debt and equity. Our long-term debt is comprised of a $5 million, five-year convertible term note to Money Services, Inc. due on July 29, 2004. Money Services is a subsidiary of AEGON USA, Inc. Proceeds of this note were used to reduce a portion of the outstanding principal balance on a line of credit with Money Services from $10 million to $5 million. Interest is payable on the note at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. Money Services has the right to convert the outstanding principal balance of this note into common stock at any time. Upon conversion, Money Services would receive 6.255 shares of common stock for each $100 of the outstanding principal amount of the note, for a total of 312,750 shares, which reflects our three-for-two stock split in 2001. We have the option to redeem the note, in whole or in part, before maturity. To redeem the note before maturity, we must pay all principal, plus interest accrued from the date of the note through the redemption date at a higher effective interest rate of 9% per annum. As of December 31, 2002, we had an outstanding principal balance on the term note of $5 million and accrued interest of $158,219.

      Operating Cash Flows. Under the renewable term reinsurance agreements, premiums typically vary in proportion with the expected mortality claims reinsured. Our cash inflows under the renewable term agreements are premiums for the mortality risk reinsured. Our cash outflows are reinsurance expense allowances and death benefit claims. The reinsurance expense allowances represent our share of acquisition and maintenance expenses incurred by the ceding life company that are attributable to the risks reinsured by us.

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

      Net cash flows provided by (used in) operating activities were $6.6 million, $11.0 million and ($444,000) for the years ended December 31, 2000, 2001 and 2002, respectively. Cash flows used in operating activities in 2002 relating to new policies reinsured under coinsurance and modified coinsurance were $10.2 million and were primarily the result of the $7.2 million settlement paid to Western Reserve in April 2002 to increase the amount of business we reinsure as a result of the reinsurance amendments, settlements paid to reinsure policies issued in 2002 as a result of those amendments, and settlements paid to American Skandia to reinsure policies issued in 2002. These were offset by $14.8 million of cash flows provided by policies reinsured under coinsurance and modified coinsurance prior to 2002 and by all policies reinsured under renewable term reinsurance. Other cash flows used in operating activities of $5.0 million in 2002 were the result of cash payments for operating expenses, income taxes and interest expenses. Cash flows provided by operations in 2000 and 2001 relating to new policies reinsured under coinsurance and modified coinsurance reflected payments of $4.6 million and $2.0 million to Western Reserve and American Skandia to reinsure policies issued in 2000 and 2001, respectively, and cash flows provided by operations for policies previously in force under coinsurance and modified coinsurance and by all policies reinsured under renewable term reinsurance of $12.8 million and $15.1 million, respectively. Other cash flows used in operating activities of $1.6 million and $2.1 million in 2000 and 2001, respectively, were the result of cash payments for operating expenses, income taxes and interest expenses. The following table summarizes the components of operating cash flow.

	Operating Cash Flows from

Calendar	Co/ModCo	Co/ModCo
Year of	Reinsurance	Reinsurance	Renewable	Other	Total
Reporting	Assumed in	Assumed	Term	Operating	Operating
(CYR)	CYR	Prior to CYR	Reinsurance	Cash Flows	Cash Flows

(In millions)
2002	$(10.2)	$9.5	$5.3	$(5.0)	$(0.4)
2001	(2.0)	8.7	6.4	(2.1)	11.0
2000	(4.6)	7.9	4.9	(1.6)	6.6

      At this time we are exploring financing strategies to fund transactions to assume new business. The amount, timing, receipt and cost of additional capital will determine the extent to which we will be able to take advantage of the rights we have under our agreements with Western Reserve to complete similar transactions. Certain of these rights began expiring December 31, 2002.

      Investment Cash Flows. We generally receive premiums in advance of paying related benefits and claims. In addition, some policies we reinsure require that we credit interest on funds that are deposited with us. We invest these assets in securities that will provide a return and cash flow stream that are consistent with these benefits. Investment cash flows are the result of buying, selling and holding these securities in addition to activities relating to buying and selling fixed assets.

      Net cash flows provided by (used in) investing activities were ($3.7 million), ($6.1 million) and $9.4 million for the years ended December 31, 2000, 2001 and 2002, respectively. The cash flows used in investing activities of $3.7 million and $6.1 million in 2000 and 2001, respectively, primarily related to our purchase of fixed maturity securities. The cash flows provided by investing activities of $9.4 million in 2002 were the result of proceeds generated from the sale and maturity of available for sale securities and from the principal payments on mortgage-backed securities offset by the purchase of available for sale securities. We have incurred no significant capital expenditures during 2002.

      Financing Cash Flows. Financing cash flows relate primarily to activities associated with our capital position. Net cash flows used in financing activities were $2.1 million, $1.1 million, and $1.1 million for the years ended December 31, 2000, 2001, and 2002, respectively. Cash flows used in financing activities in 2002 related to the withdrawal of the registration statement in October 2002 for our proposed initial public offering of 9.5 million shares of common stock. The registration statement was withdrawn due to unfavorable market conditions. Cash flows used in financing activities resulted in $1.7 million of deferred offering costs expenses in 2002, offset by $577,000 of cash paid for deferred offering costs in 2001, which had been previously recorded as prepaid expenses on the consolidated balance sheet. Cash flows used in financing activities in 2001 related to principal payments on the Money Services line of credit, dividends paid on our preferred stock and cash paid for deferred offering costs which had been recorded as prepaid expenses. Cash flows used in financing activities in 2000 related to the principal payments on the Money Services line of credit and dividends paid on our preferred stock, offset by the issuance of 266,047 shares of preferred stock to accredited investors which resulted in net proceeds of approximately $3.1 million.

      Restrictions. Global Preferred Holdings, Inc. is a holding company with no direct operations, and whose principal assets are the capital stock of Global Preferred Re and $2.5 million of cash and invested assets, as of December 31, 2002. Global Preferred Holdings, Inc. relies primarily on funds retained at the holding company level, debt service on amounts loaned to Global Preferred Re, service fees and potential dividends from Global Preferred Re to meet ongoing cash requirements. The ability of Global Preferred Re to pay dividends to Global Preferred Holdings, Inc. is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda. During the year ended December 31, 2002, Global Preferred Re paid no dividends to Global Preferred Holdings, Inc.

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

Currency

      At December 31, 2002, we had written all of our reinsurance business in U.S. dollars. If, in the future, we write business in currencies other than the U.S. dollar, we intend to invest a portion of the premiums collected on the reinsurance contract in securities denominated in the same foreign currency as the premium received. We also intend to consider and evaluate our foreign currency exchange risk and hedge our exposure.

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

Recent Accounting Pronouncements

      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. The provisions of SFAS No. 133 do not have an impact on Global Preferred’s financial statements.

      In 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, SFAS No. 146, SFAS No. 147 and SFAS No. 148 dealing with extinguishment of debt, exit and disposal activities, acquisitions of financial institutions, and accounting for stock-based compensation, respectively. The provisions of these standards do not have a material impact on Global Preferred’s financial statements.

      In November 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and in January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The interpretations issued are not expected to have a material impact on Global Preferred’s financial statements.

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

      Our investment portfolio includes investments that are subject to changes in market values with changes in interest rates. The impact on our investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 0.5%, or approximately $64,000, on a portfolio valued at approximately $18.7 million at December 31, 2002. The impact on our investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 0.2%, or approximately $21,000. The foregoing reflects the use of an immediate time horizon. Credit spreads are assumed to remain constant in these hypothetical examples.

Item 8.     Financial Statements and Supplementary Data

      The following financial statements are attached hereto commencing on page F-1.

•	Independent Auditors’ Report

•	Consolidated Balance Sheets at December 31, 2001 and 2002

•	Consolidated Statements of Income for the years ended December 31, 2000, 2001, and 2002

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2000, 2001, and 2002

•	Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001, and 2002

•	Notes to Consolidated Financial Statements for the years ended December 31, 2000, 2001, and 2002

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      No change in or disagreement with accountants occurred during 2002.

PART III

      The information required by Items 10, 11, 12 and 13 of Part III is incorporated by reference to the information contained in our Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or prior to April 30, 2003 or such information will be included by amendment to this report to be filed within 30 days from the date hereof.

Item 14.     Controls and Procedures

      Within the 90-day period prior to the date of this report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-14(c) of the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures were effective, in all material aspects, to ensure that information required to be disclosed in the reports we file with the Commission is recorded, processed, summarized, and reported as and when required.

      There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date our chief executive officer and chief financial officer carried out their evaluation. There were not significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed or incorporated by reference as part of this Form 10-K.

1. The audited consolidated financial statements of Global Preferred Holdings, Inc. and the related auditor’s report listed in the Index to Financial Statements appearing on page F-1.

2. The exhibits filed as part of this report as required by Item 601 of Regulation S-K are included in the Index to Exhibits appearing on page E-1.

      (b) Reports on Form 8-K.

A Current Report on Form 8-K was filed with the Securities and Exchange Commission on October 30, 2002 to disclose our withdrawal of the registration statement for our proposed initial public offering and to disclose correspondence with our stockholders regarding such withdrawal.

A Current Report on Form 8-K was filed with the Securities and Exchange Commission on November 18, 2002 to disclose our correspondence with our stockholders regarding our third quarter results.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL PREFERRED HOLDINGS, INC.

By:	/s/ EDWARD F. MCKERNAN

Edward F. McKernan
Chief Executive Officer and President

Date: March 31, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD F. MCKERNAN Edward F. McKernan	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2003

/s/ BRADLEY E. BARKS Bradley E. Barks	Chief Financial Officer and Senior Vice President — Finance (Principal Financial Officer)	March 31, 2003

/s/ CARYL P. SHEPHERD Caryl P. Shepherd	Chief Accounting Officer, Treasurer, Controller, Secretary, and Vice President (Principal Accounting Officer)	March 31, 2003

/s/ JOSEPH F. BARONE Joseph F. Barone	Chairman of the Board of Directors and Director	March 31, 2003

/s/ MILAN M. RADONICH Milan M. Radonich	Director	March 31, 2003

/s/ EUGENE M. HOWERDD, JR. Eugene M. Howerdd, Jr.	Director	March 31, 2003

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Edward F. McKernan, certify that:

      1. I have reviewed this annual report on Form 10-K of Global Preferred Holdings, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ EDWARD F. MCKERNAN

Edward F. McKernan
Chief Executive Officer

Date: March 31, 2003

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Bradley E. Barks, certify that:

      1. I have reviewed this annual report on Form 10-K of Global Preferred Holdings, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ BRADLEY E. BARKS

Bradley E. Barks
Chief Financial Officer

Date: March 31, 2003

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed on June 28, 1995).
3	.1.1	Amendment to Certificate of Incorporation of the Registrant, changing the name of the Company to “The WMA Corporation” (incorporated by reference to Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, filed on May 15, 1998).
3	.1.2	Amendment to Certificate of Incorporation of the Registrant, increasing the number of authorized shares of common stock and creating a new class of authorized shares of preferred stock (incorporated by reference to Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, filed on August 16, 1999).
3	.1.3	Certificate of Amendment to Certificate of Incorporation of the Registrant, changing the name of the Company to “Global Preferred Holdings, Inc.” (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed on November 14, 2001).
3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 filed on February 22, 2002).
4.1		Revised Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 filed on February 22, 2002).
10.1		Reinsurance Agreement No. 1 with Western Reserve Life Assurance Co. of Ohio, dated July 9, 1996 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, filed on May 15, 1998).
10	.2*	Automatic Variable Annuity Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective January 1, 1998 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, filed on August 14, 1998).
10	.3*	Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 with Western Reserve Life Assurance Co. of Ohio, effective April 1, 1998 (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, filed on August 14, 1998).
10.4		Management Agreement dated August 2, 1995 with CFM Insurance Managers, Ltd. (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1997, filed on October 1, 1998).
10.5		Revolving Line of Credit Loan Agreement with Money Services, Inc., dated September 30, 1998 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, filed on November 16, 1998).
10.6		Revolving Line of Credit Promissory Note issued on September 30, 1998 to Money Services, Inc. in the principal sum of $10,000,000 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, filed on November 16, 1998).
10.7		Directed Reinsurance Agreement with WMA Agency, dated June 8, 1998 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, filed on November 16, 1998).
10.8		First Amendment of Revolving Line of Credit Promissory Note with Money Services, Inc., dated January 29, 1999 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999, filed on May 17, 1999).
10.9		Amendment Number 1 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 with Western Reserve Life Assurance Co. of Ohio, effective January 1, 1999 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, filed on November 15, 1999).

Exhibit
Number		Description

10.10		Amendment Number 1 to the Automatic Variable Annuity Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective January 1, 1999 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, filed on November 15, 1999).
10.11		Third Amendment of Revolving Line of Credit Promissory Note with Money Services, Inc., dated July 30, 1999 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, filed on November 15, 1999).
10.12		Five Year Term Note issued to Money Services, Inc. on July 30, 1999 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, filed on November 15, 1999).
10.13		Fourth Amendment of Revolving Line of Credit Promissory Note with Money Services, Inc., effective December 31, 1999 (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999, filed on March 20, 2000).
10	.14*	Amendment Number 2 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 with Western Reserve Life Assurance Co. of Ohio, effective October 1, 1999 (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000).
10	.15*	Automatic Flexible Premium Variable Life Reinsurance Agreement Number 3 with Western Reserve Life Assurance Co. of Ohio, effective October 1, 1999 (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000).
10	.16*	Amendment Number 2 to the Automatic Variable Annuity Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective October 1, 1999 (incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000).
10.17		Amendment Number 3 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 with Western Reserve Life Assurance Co. of Ohio, effective February 1, 2000 (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000).
10.18		Amendment Number 3 to the Automatic Variable Annuity Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective February 1, 2000 (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000).
10	.19*	Amendment Number 4 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 with Western Reserve, effective January 1, 2000 (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000, filed on March 20, 2001).
10	.20*	Amendment Number 5 to the Automatic Variable Annuity Reinsurance Agreement with Western Reserve, effective January 1, 2000 (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000, filed on March 20, 2001).
10.21		Third Amendment and Joinder to the Directed Reinsurance Agreement with World Marketing Alliance, Inc. and World Financial Group, Inc. dated July 12, 2001 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed on August 13, 2001).
10.22		First Right Agreement with Western Reserve Life Assurance Co. of Ohio dated July 12, 2001 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed on August 13, 2001).

Exhibit
Number		Description

10.23		Amendment Number 3 to the Automatic Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective as of September 18, 2001 (incorporated by reference to Exhibit 10.33 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.24		Amendment Number 5 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 with Western Reserve, effective September 18, 2001 (incorporated by reference to Exhibit 10.34 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10	.25*	Amendment Number 6 to the Automatic Flexible Premium Variable Life Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective September 18, 2001(incorporated by reference to Exhibit 10.35 to Registrant’s Registration Statement on Form S-1/A, filed on May 8, 2002).
10.26		Amendment Number 2 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 3 with Western Reserve Life Assurance Co. of Ohio, effective September 18, 2001 (incorporated by reference to Exhibit 10.36 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.27		Amendment Number 6 to the Automatic Variable Annuity Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective September 18, 2001(incorporated by reference to Exhibit 10.37 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.28		Global Preferred Holdings, Inc. Stock Incentive Plan and Form of Stock Option Grant Certificate (incorporated by reference to Exhibit 10.38 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.29		Global Preferred Holdings, Inc. Directors Stock Option Plan and Form of Stock Option Grant Certificate (incorporated by reference to Exhibit 10.39 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.30		Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.40 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.31		Employment Agreement by and between the Registrant and Edward F. McKernan, effective January 1, 2002 (incorporated by reference to Exhibit 10.41 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.32		Employment Agreement by and between the Registrant and Caryl P. Shepherd, effective February 1, 2002 (incorporated by reference to Exhibit 10.42 to Registrant’s Registration Statement on Form S-1/A, filed on March 29, 2002).
10.33		Resignation of S. Hubert Humphrey, Jr., dated December 28, 2001 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, filed on February 22, 2002).
10.34		Form of Stock Option Grant Certificate for S. Hubert Humphrey, Jr. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K, filed on February 22, 2002).
10.35		Employment Agreement by and between the Registrant and Bradley E. Barks, effective March 4, 2002 (incorporated by reference to Exhibit 10.45 to Registrant’s Registration Statement on Form S-1/A, filed on March 29, 2002).
10.36		Employment Agreement by and between the Registrant and Thomas Bobowski, effective March 4, 2002 (incorporated by reference to Exhibit 10.46 to Registrant’s Registration Statement on Form S-1/A, filed on March 29, 2002).
10	.37*	Automatic Pool Reinsurance Agreement, effective April 1, 1998, with American Phoenix Life and Reinsurance Company, Swiss Re Life & Health America, Inc., The Lincoln National Life Insurance Company and Transamerica Occidental Life Insurance Company (incorporated by reference to Exhibit 10.47 to Registrant’s Registration Statement on Form S-1/A, filed on May 8, 2002).
10.38		Amendment Number 7 to the Automatic Flexible Premium Variable Life Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective January 1, 2002 (incorporated by reference to Exhibit 10.48 to Registrant’s Registration Statement on Form S-1/A, filed on April 19, 2002).

Exhibit
Number	Description

10.39	Amendment Number 3 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 3 with Western Reserve Life Assurance Co. of Ohio, effective January 1, 2002 (incorporated by reference to Exhibit 10.49 to Registrant’s Registration Statement on Form S-1/A, filed on April 19, 2002).
10.40	Amendment Number 7 to the Automatic Variable Annuity Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective January 1, 2002 (incorporated by reference to Exhibit 10.50 to Registrant’s Registration Statement on Form S-1/A, filed on April 19, 2002).
10.41	First Amendment to Employment Agreement by and between the Registrant and Bradley E. Barks, effective July 30, 2002 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002).
10.42	Lease Agreement by and between the Registrant and Metropolitan Life Insurance Company effective September 12, 2002 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed on November 20, 2002).
99.1	Certification by Edward F. McKernan, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Bradley E. Barks, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Safe Harbor Compliance Statement For Forward-Looking Statements

*	Confidential Treatment has been requested with respect to portions of these documents. The omitted portions of these documents were filed separately with the Securities and Exchange Commission.

GLOBAL PREFERRED HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements:
Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2001 and 2002
Consolidated Statements of Income for the Years Ended December 31, 2000, 2001 and 2002
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2000, 2001 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002
Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Global Preferred Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Global Preferred Holdings, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of Global Preferred’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Preferred Holdings, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows, for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Atlanta, Georgia
March 14, 2003

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Balance Sheets

	Years Ended December 31,

	2001	2002

Assets
Fixed maturity securities — available for sale (amortized cost of $11,840,749 and $2,673,762 for 2001 and 2002, respectively)	$12,214,279	$2,798,190
Cash and cash equivalents	8,062,110	15,858,256
Investment income due and accrued	172,055	80,882
Accounts receivable	—	215,500
Reinsurance balances receivable	2,842,908	3,078,949
Reinsured policy loans	1,013,629	1,115,994
Deferred acquisition costs	42,800,269	49,850,309
Prepaid expenses	659,538	888,662
Current income tax recoverable	—	172,500
Fixed assets (net of accumulated depreciation of $147,750 and $240,439 for 2001 and 2002, respectively)	88,114	215,095

Total assets	$67,852,902	$74,274,337

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$11,911,532	$16,923,775
Reinsurance balances payable	188,818	42,130
Accrued expenses and accounts payable	544,683	473,636
Accrued interest payable	158,219	158,219
Current income tax payable	413,299	—
Long term debt	5,000,000	5,000,000
Deferred tax liability	7,667,767	8,354,722

Total liabilities	25,884,318	30,952,482

Stockholders’ equity:
Preferred stock, par value $2.00, 10,000,000 shares authorized; Series A
Preferred Stock, 1,000,000 shares authorized; 266,047 shares issued for 2001 and no shares issued for 2002, respectively	532,094	—
Common stock, par value $.001, 50,000,000 shares authorized; 3,750,000 shares and 4,149,074 shares issued for 2001 and 2002, respectively	3,750	4,149
Additional paid-in capital	22,794,331	23,326,026
Accumulated other comprehensive income	246,531	82,125
Retained earnings	18,441,145	19,958,822
Treasury stock, at cost (7,390 shares for 2001 and 2002, respectively)	(49,267)	(49,267)

Total stockholders’ equity	41,968,584	43,321,855

Total liabilities and stockholders’ equity	$67,852,902	$74,274,337

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Statements of Income

	Years Ended December 31,

	2000	2001	2002

Revenues:
Premiums	$16,618,927	$19,240,551	$17,984,990
Reinsured policy revenues	12,893,664	11,237,610	13,859,540
Net investment income	527,613	810,544	742,221
Net realized gain on investments	2,606	44,807	427,823

Total revenues	30,042,810	31,333,512	33,014,574

Benefits and expenses:
Benefits, claims and settlement expenses	7,559,164	6,292,392	8,428,898
Change in future policy benefits	2,052,733	2,411,335	1,525,570
Reinsurance expense allowances, net	7,539,492	8,501,197	8,517,836
Amortization of deferred acquisition costs	4,016,629	3,944,660	7,023,815
Operating expenses	1,256,080	1,951,634	3,119,932
Interest expense	665,119	378,145	380,116
Costs of withdrawn offering	—	—	1,712,000

Total benefits and expenses	23,089,217	23,479,363	30,708,167

Income before income tax	6,953,593	7,854,149	2,306,407
Income tax expense	(1,820,717)	(2,391,568)	(788,730)

Net income	$5,132,876	$5,462,581	$1,517,677

Preferred dividends	155,198	267,104	—

Net income available to common stockholders	$4,977,678	$5,195,477	$1,517,677

Basic earnings per share	$1.33	$1.39	$0.37

Diluted earnings per share	$1.30	$1.32	$0.37

Weighted average common shares outstanding	3,742,610	3,742,610	4,141,684

Total weighted average common and common equivalent shares outstanding	3,943,897	4,141,684	4,141,684

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2000, 2001 and 2002

						Accumulated
	Number of		Number of		Additional	other			Total
	preferred	Preferred	common	Common	paid-in	comprehensive	Retained	Treasury	stockholders’	Comprehensive
	shares	Stock	shares	Stock	capital	income (loss)	earnings	stock	equity	income

Balance, January 1, 2000	—	$—	2,500,000	$2,500	$20,228,973	$(42,552)	$8,268,623	$(49,900)	$28,407,644
Comprehensive income
Net income							5,132,876		5,132,876	$5,132,876
Other comprehensive income, net of tax						104,909			104,909	104,909

Total comprehensive income										$5,237,785

Preferred stock issued	266,047	532,094			2,566,608				3,098,702
Preferred dividends	—	—	—	—	—	—	(155,198)	—	(155,198)

Balance, December 31, 2000.	266,047	532,094	2,500,000	2,500	22,795,581	62,357	13,246,301	(49,900)	36,588,933
Comprehensive income
Net income							5,462,581		5,462,581	$5,462,581
Other comprehensive income, net of tax						184,174			184,174	184,174

Total comprehensive income										$5,646,755

Three-for-two stock split			1,250,000	1,250	(1,250)
Preferred dividends							(267,104)		(267,104)
Treasury stock reissued (95 shares)	—	—	—	—	—	—	(633)	633	—

Balance, December 31, 2001	266,047	532,094	3,750,000	3,750	22,794,331	246,531	18,441,145	(49,267)	41,968,584
Comprehensive income
Net income							1,517,677		1,517,677	$1,517,677
Other comprehensive income, net of tax						(164,406)			(164,406)	(164,406)

Total comprehensive income										$1,353,271

Preferred stock conversion	(266,047)	(532,094)	399,074	399	531,695

Balance, December 31, 2002	—	$—	4,149,074	$4,149	$23,326,026	$82,125	$19,958,822	$(49,267)	$43,321,855

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Statements of Cash Flows
Years ended December 31, 2000, 2001 and 2002

	2000	2001	2002

Cash flows from operating activities:
Net income	$5,132,876	$5,462,581	$1,517,677
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	4,064,604	3,989,418	7,072,737
Costs of withdrawn offering	—	—	1,712,000
Deferred tax expense	1,304,642	1,954,605	771,649
Net realized gain on investments	(2,606)	(44,807)	(427,823)
Change in:
Investment income due and accrued	(94,115)	(58,497)	91,173
Accounts receivable	—	—	(215,500)
Reinsurance balances receivable	352,989	(209,959)	(236,041)
Reinsured policy loans	(580,060)	(146,606)	(102,365)
Deferred acquisition costs	(7,018,868)	(3,992,590)	(14,073,855)
Prepaid expenses	315,684	(51,216)	(762,212)
Current income tax recoverable	—	—	(172,500)
Future policy benefits	3,530,962	3,885,784	5,012,243
Reinsurance balances payable	(328,314)	(199,198)	(146,688)
Accrued expenses and accounts payable	(20,022)	404,565	(71,047)
Accrued interest payable	(504,433)	(3,137)	—
Current income tax payable	405,431	7,868	(413,299)

Net cash provided by (used in) operating activities	6,558,770	10,998,811	(443,851)

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	194,856	1,674,272	9,856,622
Proceeds from principal payments on mortgage-backed securities of available-for-sale securities	127,730	474,925	1,096,204
Proceeds from maturity of available-for-sale securities	—	—	600,000
Purchase of available-for-sale securities	(4,019,176)	(8,127,239)	(1,958,013)
Purchase of fixed assets	(8,449)	(84,066)	(219,928)

Net cash provided by (used in) investing activities	(3,705,039)	(6,062,108)	9,374,885

Cash flows from financing activities:
Issuance of preferred stock	3,098,702	—	—
Preferred dividends	(142,953)	(279,349)	—
Proceeds from short term debt	—	(277,285)	—
Repayment of long term debt	(5,026,277)	—	—
Prepaid expenses — costs of withdrawn offering	—	(577,112)	577,112
Costs of withdrawn offering	—	—	(1,712,000)

Net cash used in financing activities	(2,070,528)	(1,133,746)	(1,134,888)

Net increase in cash and cash equivalents	783,203	3,802,957	7,796,146
Cash and cash equivalents at beginning of period	3,475,950	4,259,153	8,062,110

Cash and cash equivalents at end of period	$4,259,153	$8,062,110	$15,858,256

Supplemental disclosure of cash flow information:
Interest paid	$1,169,552	$381,282	$380,116

Income taxes paid	$110,644	$429,095	$602,880

Change in preferred dividend accrual	$12,245	$(12,245)	$—

Non-cash financing activities:
Treasury shares issued for stock split fractional shares	—	95	—

See accompanying notes to consolidated financial statements.

Global Preferred Holdings, Inc.

Notes to Consolidated Financial Statements
December 31, 2000, 2001 and 2002

1.     Organization

      Global Preferred Holdings, Inc. was formed March 9, 1995 as an insurance holding company.

      The consolidated financial statements include the assets, liabilities, and results of operations of Global Preferred Holdings, Inc. (“Global Preferred”) and its wholly-owned subsidiary, Global Preferred Re Limited, a Bermuda company registered as a long-term insurer under the Bermuda Insurance Act 1978 (“Global Preferred Re” together with Global Preferred are referred to collectively as “Global Preferred” unless the context otherwise requires or otherwise as expressly stated).

      Global Preferred provides reinsurance for life insurance and annuity products. Global Preferred was formed principally to provide an opportunity for independent agents associated with an independent marketing organization to participate indirectly in the reinsurance of the policies they sell. An independent marketing organization (“IMO”) is an independent organization that contracts with one or more insurance companies to distribute and market securities and insurance products. Many of the individual agents that purchased equity in Global Preferred are currently associated with World Financial Group, Inc., an affiliate of AEGON USA, Inc., and collectively, own a significant portion of the outstanding common stock of Global Preferred. To date, the agents associated with World Financial Group, and its predecessor, have sold all life insurance and annuity policies reinsured by Global Preferred.

      Reinsurance is an arrangement under which an insurance company (the “reinsurer”) agrees to indemnify another insurance company (the “ceding life company”) for all or a portion of the insurance risks underwritten by the ceding life company. The reinsurer assumes a portion of the underwritten risk in exchange for a portion of the premium collected. Global Preferred currently assumes portions of mortality and other risks relating to life insurance and annuity policies in order to share in the net profits generated through the sale of such policies by the independent agents associated with independent marketing organizations.

2.     Summary of Significant Accounting Policies

      Consolidation and Basis of Presentation. The consolidated financial statements of Global Preferred have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Accounts that Global Preferred deems to be sensitive to changes in estimates include deferred acquisition costs and future policy benefits. In all instances, actual results could differ from estimates.

      The accompanying financial statements consolidate the accounts of Global Preferred and its subsidiary. All significant inter-company balances and transactions have been eliminated.

      Investments. Global Preferred classifies all fixed maturity securities and equity securities as “available for sale.” Such securities are reported at fair value. Fixed maturity securities available for sale are so classified based upon the possibility that such securities could be sold prior to maturity if that action enables Global Preferred to execute its investment philosophy and appropriately match investment results to operating and liquidity needs. Unrealized gains and losses on marketable equity securities and fixed maturity securities available for sale, less applicable deferred income taxes, are reported as a separate component of accumulated other comprehensive income within stockholders’ equity.

      Global Preferred’s policy is to reflect an other-than-temporary impairment in securities when the fair value of these securities is lower than the cost basis for an extended period of time. Any such impairment identified would result in a write-down of the cost basis of the individual security to its fair value to establish a new cost basis and to reflect a realized capital loss in the consolidated statements of income. No impairments in value have occurred which would require Global Preferred to make such an adjustment.

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

      Fair Value Disclosure. The carrying values of cash and cash equivalents, reinsurance receivables and payables, short-term debt, accrued expenses and accounts payable approximate their fair values due to the short-term nature of these accounts. Taking into consideration the basis of reinsurance under the reinsurance agreements, the carrying value of future policy benefits approximates its fair value. See Note 3 for fair value information covering Global Preferred’s investment portfolio.

      Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and on deposit purchased with an original maturity of three months or less. Cash and cash equivalents also includes cash in transit from the sale of securities at year-end.

      Deferred Acquisition Costs. Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future revenues. Such costs include reinsurance expense allowances paid to ceding life companies, and may include certain other underwriting costs, such as actuarial, legal and accounting fees. Deferred acquisition costs are amortized over the lives of the underlying policies with regard to the terms of the reinsurance agreement.

      On those policies reinsured under a renewable term agreement, deferred acquisition costs are amortized in proportion to the premium revenue related to the mortality risk reinsured. Such premium revenue is estimated using the same assumptions used for computing liabilities for future policy benefits. Such assumptions include estimates of expected investment yields, mortality, persistency and expenses applicable at the time the policies are reinsured. Original assumptions on renewable term business continue to be used in subsequent accounting periods to determine changes in the deferred acquisition costs unless a premium deficiency exists. Under the renewable term agreements, the rate of amortization depends on the approach utilized, static or dynamic. Under the static approach, the amortization is in proportion to the ratio of premiums collected during the then current period to total anticipated premiums. Often the static approach is used in the first policy year or until the business is sufficiently large to warrant the complexity of the dynamic approach. Under the dynamic approach, the amortization under the static approach is adjusted to reflect actual persistency of the insurance in force. Currently, Global Preferred uses the dynamic amortization approach for all of the policies reinsured under its renewable term agreements.

      For policies reinsured under a coinsurance or modified coinsurance agreement, deferred acquisition costs are amortized in proportion to expected gross profits associated with mortality margins, investment margins, surrender charges and expense margins reinsured. Management periodically reviews Global Preferred’s assumptions concerning future experience with regard to mortality, persistency, investment yields and expenses in determining its estimates of future gross profits. Upon adoption of any change in assumptions used with regard to future experience, the amortization of Global Preferred’s deferred acquisition cost will be recalculated and will be reflected during the then current accounting period.

      Reinsurance Expense Allowances. Allowances generally represent a percentage of each reinsurance premium that is paid or allowed by Global Preferred to the ceding life company for each policy reinsured in recognition of commissions and other expenses associated with the reinsured policies. These other expenses relate to costs associated with underwriting, marketing, policy issue and maintenance. The reinsurance expense allowances represent Global Preferred’s share of acquisition and maintenance expenses incurred by the ceding life company that are attributable to the risks reinsured. Allowances are shown net of amounts deferred as policy acquisition costs.

      Fixed Assets. Fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the related assets, which range from three to seven years.

      Future Policy Benefits. Liabilities for future benefits on life insurance policies are established in an amount believed to be adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits under long-term life insurance policies have been computed based on estimates of investment yields, mortality and withdrawal rates expected at the time the policies are reinsured, and other assumptions including estimates for incurred but not reported claims. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured and other appropriate factors. The assumptions for estimated investment yields are based upon various factors including then current yields on Global Preferred’s investment portfolio and market rates for new investments. Interest rates used in estimating future policy benefits ranged from 5.5% to 7.0% at the time the policies in force were reinsured. The mortality and withdrawal assumptions are based on Global Preferred’s experience, industry experience and industry standards. Policy and contract reserves are included in future policy benefits on the consolidated balance sheets.

      Liabilities for future policy benefits under the coinsurance and modified coinsurance agreements equal reinsured policy account balances on the underlying life insurance policies and annuity contracts. With regard to the separate account benefits reinsured on a modified coinsurance basis, Global Preferred records such liabilities as an offset to related assets as its intentions and rights under the agreements with the ceding life companies meet the appropriate conditions governing rights of setoff. The nature of separate account benefits under variable life insurance policies or variable annuity contracts do not permit Global Preferred to reinsure those benefits on a coinsurance basis. Global Preferred reinsures the fixed account portion of annuity contracts and life insurance policies only on a coinsurance basis and, accordingly, the liabilities for that portion of the reinsurance are recorded as future policy benefits.

      Income Taxes. Global Preferred uses the asset and liability method to record deferred income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using an effective federal tax rate of 34%. Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes specifically excludes recognition of the “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on Global Preferred’s earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No. 109, at December 31, 2002.

      Recognition of Revenues and Related Expenses. Reinsurance premiums received under the renewable term agreements are recognized as revenue over the premium paying periods of the reinsured policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the related contract. This association is accomplished through the provision for future policy benefits and the amortization of deferred acquisition costs. Other revenue consists of non-recurring items other than reinsurance premiums or investment earnings and is recognized upon completion of the related earnings process.

      Reinsured Policy Revenues. Reinsured policy revenues are recognized as earned and represent the policy mortality and expense charges, cost of insurance charges net of retrocession reinsurance premiums, policy administration charges, asset-based allowances and deferred sales charges that have been assessed against the reinsured policy account balances under the coinsurance and modified coinsurance agreements.

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

      Common Stock. On July 12, 2001, the board of directors declared a three-for-two stock split in the form of a stock dividend, consisting of 1.25 million shares, payable to stockholders of record at the close of business on August 24, 2001. The stock split was distributed on September 7, 2001. Fractional shares were adjusted up to the next share using shares of treasury stock. Ninety-five treasury shares were issued for the fractional shares. Share and per-share amounts have been retroactively adjusted to reflect the stock split on the consolidated statements of income.

      Stock Compensation Plan. Global Preferred applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock-based compensation plans. Global Preferred has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

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

      In 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, SFAS No. 146, SFAS No. 147 and SFAS No. 148 dealing with extinguishment of debt, exit and disposal activities, acquisitions of financial institutions, and accounting for stock-based compensation, respectively. The provisions of these standards do not have a material impact on Global Preferred’s financial statements.

      In November 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and in January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The interpretations issued are not expected to have a material impact on Global Preferred’s financial statements.

      Reclassification. Global Preferred has reclassified the presentation of certain 2000 and 2001 information to conform to the 2002 presentation.

3.     Investments

      Major categories of net investment income consist of the following:

	Years ended December 31,

	2000	2001	2002

Fixed maturity securities	$365,536	$718,583	$716,165
Cash and cash equivalents	230,200	147,447	93,655

	595,736	866,030	809,820
Investment expenses	(68,123)	(55,486)	(67,599)

Net investment income	$527,613	$810,544	$742,221

      The amortized cost, unrealized gains and losses, and estimated fair values of fixed maturity securities at December 31, 2001 and 2002 are as follows:

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value

2001
Fixed maturity securities, available for sale:
U.S. Government and government agencies	$209,704	$6,604	$—	$216,308
Corporate	7,158,877	279,551	3,930	7,434,498
Asset-backed securities	1,611,012	50,444	—	1,661,456
Mortgage-backed securities	2,861,156	41,194	333	2,902,017

Total	$11,840,749	$377,793	$4,263	$12,214,279

2002
Fixed maturity securities, available for sale:
Corporate	$1,191,270	$46,180	$—	$1,237,450
Asset-backed securities	398,442	18,117	—	416,559
Mortgage-backed securities	1,084,050	60,131	—	1,144,181

Total	$2,673,762	$124,428	$—	$2,798,190

      There were no investments in any entity in excess of 10% of stockholders’ equity at December 31, 2002. Fixed maturity securities are valued based upon quoted market prices.

      At December 31, 2002, the contractual maturities of investments in fixed maturity securities were as follows:

	Amortized cost	Fair value

Available for sale:
Due in one year or less	$598,084	$611,784
Due after one year through five years	593,186	625,666
Due after five years through ten years	—	—
Asset-backed securities	398,442	416,559
Mortgage-backed securities	1,084,050	1,144,181

Total	$2,673,762	$2,798,190

      Expected maturities will differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

      Proceeds from sales of fixed maturity securities available for sale for the years ended December 31, 2000, 2001 and 2002, were $194,856, $1,674,272 and $9,856,622, respectively. Components of realized gains and losses are summarized in the following table:

	2000	2001	2002

Fixed maturity securities available for sale:
Gross realized gains	$2,606	$47,180	$450,724
Gross realized losses	—	(2,373)	(22,901)

Net realized gain on investments	$2,606	$44,807	$427,823

      Changes in net unrealized gains (losses) were $158,953, $279,051 and ($249,100) for the years ended December 31, 2000, 2001 and 2002, respectively.

4.	Policy Liabilities

      Changes in the liability for unpaid policy claims are summarized as follows:

	Years ended December 31,

	2000	2001	2002

Unpaid life claims — January 1	$1,590,232	$2,119,151	$1,538,385

Add claims incurred during the year related to:
Current year	7,118,899	6,577,441	8,179,749
Prior years	290,248	32,000	249,149

Total incurred(1)	7,409,147	6,609,441	8,428,898

Less claims paid during the year:
On claims incurred during current year	6,150,172	6,068,109	7,511,575
On claims incurred during prior years	730,056	1,122,098	810,643

Total paid	6,880,228	7,190,207	8,322,218

Unpaid life claims — December 31	$2,119,151	$1,538,385	$1,645,065

(1)	Total incurred plus the change in the experience refund for the year equals the amount shown on the consolidated statements of income on line titled “Benefits, claims and settlement expenses.” Change in the experience refund for the years ended December 31, 2000, 2001 and 2002, were $150,017, $317,049, and $0, respectively.

      The amount of claims incurred during the year related to the prior year are primarily the result of the number of deaths that occur late in the prior year, usually December, which are then reported early in the following year, usually January. This represents the normal lag associated with when a death occurs and when the company is notified of the death and varies depending on the number of deaths occurring late in any given year.

5.	Reinsurance

      As of December 31, 2002, Global Preferred has seven reinsurance contracts and one retrocession agreement. All policies reinsured under the reinsurance agreements are self-administered by the ceding life companies. The ceding life companies provide Global Preferred with all information necessary for processing the reinsurance, including claims.

      In June 2001, Global Preferred and World Financial Group entered into an amended directed reinsurance agreement, whereby World Financial Group will, for a period extending through June 8, 2008, use commercially reasonable efforts to assist Global Preferred in attaining the opportunity to reinsure all insurance products sold by its agents for insurance companies with which World Financial Group has selling agreements, other than Western Reserve Life Assurance Co. of Ohio (“Western Reserve”) and Western Reserve’s affiliates. Additionally, the agreement provides that World Financial Group will use commercially reasonable efforts to cooperate with Global Preferred in its negotiations to establish reinsurance relationships with life insurance companies and provide certain benefits to the companies that reinsure their business through Global Preferred.

      Also in June 2001, Global Preferred entered into the First Right Agreement with Western Reserve that provides Global Preferred Re a first right to reinsure certain new products issued by Western Reserve or its U.S. affiliates that are sold by agents associated with World Financial Group. These rights automatically extend for one-year renewal periods unless either party gives notice of termination 180 days prior to the expiration of the applicable initial or renewal term. During 2002, these rights were extended in accordance with the terms of the agreement.

      Pursuant to the First Right Agreement with Western Reserve, Global Preferred has the contractual right to prospectively increase the reinsurance quota share percentages, up to a maximum ranging from 40% to 50%, on certain new variable annuity policies issued through December 31, 2003 by Western Reserve and sold by independent agents associated with World Financial Group. Effective January 2002, Global Preferred amended certain of its reinsurance agreements with Western Reserve to increase its reinsurance quota share percentage on variable annuity policies, which were issued from January 1, 1999 through December 31, 2001, from 10% to 14%. The amendments also provided that Global Preferred reinsure 14% of certain new variable annuity policies issued from January 1, 2002 through December 31, 2003.

      Pursuant to its agreements with Western Reserve, Global Preferred also had contractual rights to retrospectively increase the reinsurance quota share percentages, up to a maximum ranging from 40% to 50%, on Western Reserve’s Freedom Wealth Creator and Freedom Premier variable annuity policies, which were issued from January 1, 1999 through December 31, 2002 and reinsured by Global Preferred. Certain of Global Preferred’s rights to increase its reinsurance quota share percentages retrospectively, on policies issued from January 1, 1999 through December 31, 2002, were not exercised and expired on December 31, 2002.

      Pursuant to its agreements with Western Reserve, Global Preferred also has the contractual right to convert its monthly renewable term reinsurance of the Financial Freedom Builder variable universal life insurance policies and riders issued by Western Reserve from January 1, 1999 through March 31, 2003 to coinsurance and modified coinsurance. Effective January 2002, Global Preferred amended certain of its reinsurance agreements with Western Reserve to convert its reinsurance of Financial Freedom Builder variable universal life insurance policies, issued from April 1, 2001 through December 31, 2001, from a monthly renewable term basis to a coinsurance and modified coinsurance basis. The right to convert the monthly renewable term reinsurance on the remaining policies reinsured on a monthly renewable term basis to coinsurance and modified coinsurance expires on March 31, 2003.

      Effective January 2002, Global Preferred also amended certain of its reinsurance agreements with Western Reserve to begin reinsuring certain newly issued Freedom Elite Builder variable universal life insurance policies issued from July 1, 2001 through December 31, 2001 on a coinsurance and modified coinsurance basis. Pursuant to its agreements with Western Reserve, Global Preferred also has the contractual right, through December 31, 2003, to commence reinsurance of the Freedom Elite Builder variable universal life insurance policies and riders issued by Western Reserve from January 1, 2002 through December 31, 2002, and, through March 31, 2004, to commence reinsurance of the Freedom Elite Builder variable universal life insurance policies and riders issued by Western Reserve from January 1, 2003 through March 31, 2004, on a coinsurance and modified coinsurance basis.

      Also pursuant to the First Right Agreement with Western Reserve, Global Preferred has the right to reinsure up to 20% of all new single life variable universal life products introduced for sale through March 31, 2006 on a monthly renewable term basis.

      In order to exercise its contractual rights under the Western Reserve agreements, (a) certain volumes of direct written variable annuity premiums or variable universal life premiums issued by Western Reserve or its U.S. affiliates must be achieved in the previous calendar year and (b) Global Preferred must demonstrate “sufficient capacity,” which is defined as having unassigned invested securities and anticipated cash flows in a sufficient amount to meet expected reinsurance settlements for the ensuing two calendar years with regard to the increased reinsurance. Global Preferred’s decisions to exercise its contractual rights will be made from time to time during the term of the First Right Agreement and such decisions will be based on a number of relevant factors, including the attractiveness of the reinsurance rates prescribed by the agreement, the volume of business and Global Preferred’s available capital capacity.

      During the fourth quarter of 2002, American Skandia Life Assurance Corporation withdrew further sales of the Imperium variable annuity product, which resulted in a discontinuation of reinsurance of new policies under Global Preferred’s current agreements with American Skandia. Policies currently reinsured from American Skandia will continue to remain in force in accordance with the terms of the reinsurance agreements.

      The net effect of all reinsurance agreements on premiums and policy revenues is as follows:

	Years ended December 31,

	2000	2001	2002

Reinsurance assumed	$29,977,786	$30,993,041	$32,318,207
Reinsurance ceded	(465,195)	(514,880)	(473,677)

Net premiums and policy revenues	$29,512,591	$30,478,161	$31,844,530

      The net effect of all reinsurance agreements on benefits, claims and settlement expenses is as follows:

	Years ended December 31,

	2000	2001	2002

Reinsurance assumed	$7,705,566	$6,299,510	$8,368,898
Reinsurance ceded	(146,402)	(7,118)	60,000

Net benefits, claims and settlement expenses	$7,559,164	$6,292,392	$8,428,898

      The impact of reinsurance on life insurance in force is as follows (in millions):

Life insurance in force	Direct	Assumed	Ceded	Net

December 31, 2000	—	$9,378	$169	$9,209
December 31, 2001	—	$9,082	$156	$8,926
December 31, 2002	—	$8,451	$155	$8,296

6.     Deferred Acquisition Costs

      The amount of policy acquisition costs deferred and amortized is as follows:

	Years ended December 31,

	2000	2001	2002

Beginning of year	$39,750,100	$42,752,339	$42,800,269
Capitalized	7,018,868	3,992,590	14,073,855
Amortized	(4,016,629)	(3,944,660)	(7,023,815)

End of year	$42,752,339	$42,800,269	$49,850,309

      The amendment of certain reinsurance agreements with Western Reserve effective January 1, 2002 resulted in an increase in deferred acquisition costs capitalized of $8,120,168 in 2002.

      Retrocession premiums are offset against reinsured policy revenues and premiums for the respective issue years. Consequently, retrocession premiums, benefit claims and allowances lose their identity in calculating estimated gross profits as used in amortizing capitalized acquisition costs. As such, there are no separate, reportable deferred acquisition costs or associated amortization.

7.     Income Tax

      Under current Bermuda law, Global Preferred Re is not required to pay any taxes in Bermuda on either income or capital gains. Global Preferred Re has received an assurance from the Minister of Finance in Bermuda under the Exempted Undertaking Tax Protection Act 1966 of Bermuda that if any legislation is enacted in Bermuda that would impose tax on profits or income, or on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Global Preferred Re or to any of Global Preferred’s operations or shares, debentures or other obligations until March 28, 2016.

      Effective January 1, 1996, Global Preferred Re made an irrevocable election to be treated as a domestic insurance company for United States Federal income tax purposes under section 953(d) of the

Internal Revenue Code of 1986, as amended (the “Code”). As a result of this “domestic” election, Global Preferred Re is subject to U.S. taxation on its worldwide income as if it were a U.S. corporation. Global Preferred determines its income tax expense and liability in accordance with SFAS No. 109, Accounting for Income Taxes.

      Total income taxes (benefit) for the years ended December 31, 2000, 2001 and 2002 were allocated as follows:

	Years ended December 31,

	2000	2001	2002

Tax attributable to:
Income from continuing operations	$1,820,717	$2,391,568	$788,730

Unrealized gains (losses) on securities available for sale	$54,044	$94,877	$(84,694)

      The federal income tax expense from continuing operations for the years ended December 31, 2000, 2001, and 2002 is as follows:

	Years ended December 31,

	2000	2001	2002

Current	$516,075	$436,963	$17,081
Deferred	1,304,642	1,954,605	771,649

Total	$1,820,717	$2,391,568	$788,730

      The income tax expense from continuing operations for the years ended December 31, 2000, 2001 and 2002 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

	Years ended December 31,

	2000	2001	2002

Computed expected tax expense	$2,364,222	$2,670,411	$784,178
Small life insurance company deduction	(605,880)	(269,976)	—
Other, net	62,375	(8,867)	4,552

Total	$1,820,717	$2,391,568	$788,730

      During 2000 and 2001, Global Preferred was able to benefit from the “small life insurance company deduction” available under Section 806 of the Code at rates less than 34%.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and federal income tax purposes. The net deferred tax liability at December 31, 2001 and 2002 is composed of the following amounts:

	2001	2002

Deferred tax assets:
Alternative minimum tax credit	$8,597	$7,213
Capital losses realized in excess of gains	7,247	—
Reserve differences	6,139,342	6,235,403
Net operating loss carry-forward	1,030,018	2,867,333
DAC tax capitalized	258,252	450,453
Other	29,216	33,795

Gross deferred tax assets	7,472,672	9,594,197

Deferred tax liabilities:
Policy benefit reserves	461,348	957,508
Deferred acquisition costs	14,552,091	16,949,105
Unrealized gain on securities available for sale	127,000	42,306

Gross deferred tax liabilities	15,140,439	17,948,919

Net deferred tax liabilities	$7,667,767	$8,354,722

      There were no valuation allowances for deferred tax assets as of December 31, 2001 and 2002 since it is management’s belief that it is more likely than not that the deferred tax assets will be realized. This assessment is made based on the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. At December 31, 2002, Global Preferred has net operating loss carry-forwards for income tax purposes of $8.4 million, which begin to expire in 2018.

      Global Preferred Re does not have a policyholder surplus account. Therefore, Global Preferred Re is not subject to the potential addition to federal income tax imposed by Section 815 of the Code.

8.     Related Party Transactions

      Global Preferred issued a $5.0 million convertible note, due July 29, 2004, to Money Services, Inc., a subsidiary of AEGON USA, Inc. The note bears simple interest at a rate of 7.5% per year and is currently convertible into 312,750 shares of Global Preferred common stock. If Money Services were to convert the note, it would own approximately 7% of Global Preferred’s outstanding common stock as of December 31, 2002. World Financial Group and Western Reserve are subsidiaries of AEGON USA, Inc. and therefore are entities related to Money Services due to the common ownership.

      In June 2001, Global Preferred entered into an agreement with World Financial Group, which requires that World Financial Group will use its commercially reasonable efforts to assist Global Preferred in attaining the opportunity to reinsure all insurance products sold by its agents for insurance companies with which World Financial Group has selling agreements, other than Western Reserve and Western Reserve’s affiliates.

      Global Preferred has four separate reinsurance agreements with Western Reserve that cover variable universal life insurance and variable annuity policies issued by Western Reserve on or after various dates after January 1, 1992 which were sold by the agents of World Financial Group and its predecessor. Also in June 2001, Global Preferred entered into the First Right Agreement with Western Reserve. The First Right Agreement provides Global Preferred the right to reinsure certain policies issued by Western Reserve or its U.S. affiliates which agents associated with World Financial Group sell.

      Global Preferred occupied approximately 2,100 square feet of office space in Duluth, Georgia until October 2002 when Global Preferred moved to its current location. Western Reserve was the landlord on the space that Global Preferred previously occupied. Global Preferred’s monthly rent was $3,482, plus its proportionate share of the taxes.

      World Financial Group, and its predecessor, provided corporate services to Global Preferred during 2000, 2001 and 2002. These services included computer network system maintenance, facilities maintenance, security, mail services, utilities, postage, telephone and copier service. Global Preferred incurred $48,922, $46,498 and $108,158 of costs for these services from World Financial Group, and its predecessor, for the years ended December 31, 2000, 2001 and 2002, respectively. The majority of the increase in these costs in 2002 reflected the set-up and maintenance of a stand-alone computer network system for Global Preferred.

      In 1995, Global Preferred Re entered into an agreement with CFM Insurance Managers, Ltd. (“CFM”), a member of the IAS Park Group of companies, which provides professional insurance management services to international companies operating in Bermuda. C. Simon Scupham, a director of Global Preferred and of Global Preferred Re, is the Chairman of CFM. Pursuant to this agreement, CFM acts as the managing agent and the Principal Representative for Global Preferred Re in Bermuda. This agreement is for an unlimited duration, but may be terminated by either party upon three months prior written notice or upon 30 days prior written notice under specified circumstances. Global Preferred paid $60,000 in fees during each of the years ended December 31, 2000, 2001 and 2002 pursuant to the agreement with CFM.

      Prior to December 28, 2001, S. Hubert Humphrey, Jr. served as a director, Chairman of the Board and Chief Executive Officer of Global Preferred and of Global Preferred Re. Effective December 28, 2001, Mr. Humphrey retired from all of the positions he held with Global Preferred and with Global Preferred Re. As of December 31, 2002, Mr. Humphrey was the beneficial owner of 20.5% of Global Preferred’s outstanding common stock. Global Preferred agreed to grant to Mr. Humphrey, upon successful completion of a firm commitment, underwritten registered public offering before December 31, 2003, options to purchase 100,000 shares of Global Preferred common stock. The options are exercisable for a period of five years from the date of grant, at an exercise price equal to the initial offering price of shares sold in the underwritten offering. Compensation expense, if any, will be recognized at the time the contingency is resolved.

      Global Preferred’s executive officers, Edward F. McKernan, Bradley E. Barks, Caryl P. Shepherd and Thomas J. Bobowski, are employed pursuant to written employment agreements. Mr. McKernan’s employment agreement is for the period from January 1, 2002 through December 31, 2004 and is automatically renewable for additional one-year periods unless either party provides written notice of termination at least 60 days prior to the expiration of the current term. Mr. Barks and Mr. Bobowski have employment agreements for the period from March 4, 2002 through February 28, 2003, which are renewable by agreement of the parties for additional one-year periods. Ms. Shepherd’s employment agreement is for the period from February 1, 2002 through January 31, 2003 and is renewable by agreement of the parties for additional one-year periods. All of the executive officers are eligible for an annual bonus in an amount to be determined by the board of directors. Each of the executive officers’ employment agreements includes post-employment restrictive covenants not to solicit Global Preferred’s customers or recruit Global Preferred’s employees.

9.     Statutory Restrictions

      Global Preferred Re is a Bermuda company registered as a long-term insurer under the Bermuda Insurance Act 1978 (the “Insurance Act”) and as such is subject to the restrictions of the Insurance Act. The Insurance Act requires that Global Preferred Re maintain a solvency margin, defined as the excess of statutory assets over statutory liabilities, of at least $250,000. Statutory assets and liabilities refer to those assets and liabilities recorded on the statutory balance sheet required by the Insurance Act.

      Global Preferred relies, and will continue to rely, primarily on funds retained at the holding company level, dividends and other permitted payments, such as debt service payments, from Global Preferred Re to meet ongoing cash requirements. The payment of dividends by Global Preferred Re to Global Preferred is subject to Bermuda law and regulations. Under the Insurance Act, Global Preferred Re must maintain long-term assets with a value of at least $250,000 more than its long-term liabilities and is prohibited from declaring or paying dividends that would result in noncompliance if, among other things, it has reasonable grounds for believing that after making such a payment, it would not be able to pay its liabilities as they become due. During 2002, Global Preferred Re paid no dividends to Global Preferred.

10.     Commitments and Contingent Liabilities

      From time to time Global Preferred may be subject to litigation and arbitration in the normal course of business. Management does not believe that Global Preferred is a party to any such pending litigation or arbitration that would have a material adverse effect on its financial position or future operations.

      Global Preferred has obtained letters of credit in favor of unaffiliated insurance companies with whom Global Preferred has reinsurance agreements. The posting of a letter of credit allows the ceding life company to take statutory reserve credit for reinsurance ceded, which would otherwise not be available as Global Preferred Re is not a licensed reinsurer by the ceding life company’s state of domicile. At December 31, 2002, the outstanding letters of credit totaled $8.85 million. The letters of credit were issued by Global Preferred’s custodian and secured by Global Preferred’s investments held by the custodian.

      In October 2002, Global Preferred entered into a lease agreement with Metropolitan Life Insurance Company for office space in Duluth, Georgia. The initial lease term is twelve months, with the option to extend the term to fifty-one months, expiring in January 2008. If Global Preferred exercises the right to extend the lease, the first three months of the extended term will be abated. Payments under this lease are $118,619 annually through October 2003. The lease payments are subject to an annual increase of approximately 3%. Total lease expense for the office space for the year ended December 31, 2002 was $27,205.

      The following is a schedule of future minimum lease payments as of December 31, 2002:

Year ending December 31,	Lease Payments

2003	$126,503
2004	126,503
2005	126,503
2006	126,503
2007	126,503
Thereafter	4,420

      The monthly lease payments will be expensed on a straight-line basis for the life of the lease in accordance with SFAS No. 13, Accounting for Leases.

      In October 2002, Global Preferred entered into an operating lease with ePlus, Inc. The lease consists of three schedules for the lease of office furniture, copier and computer equipment, and telecommunication equipment. The term of each schedule began either December 31, 2002 or January 31, 2003 and expires 36 months thereafter on either December 31, 2005 or January 31, 2006. Payments under this lease are $36,987 annually through the end of the lease.

      The following is a schedule of future minimum lease payments as of December 31, 2002:

Year ending December 31,	Lease Payments

2003	$35,720
2004	36,987
2005	36,987
2006	1,268

      Total lease expense for the operating lease for year ended December 31, 2002 was $6,805. This expense was not included in the lease schedules as it was incurred prior to the commencement of the lease term in 2002. This lease expense was prorated from October 2002 through December 2002 depending upon the acceptance date of each item to be included in the lease.

11.     Long-Term Debt

      At December 31, 2001 and 2002, amounts payable for long-term debt were as follows, in summary:

	2001	2002

Convertible Term Note — 7.5% interest, principal and interest due at July 29, 2004	$5,000,000	$5,000,000

      In July 1999, Global Preferred issued a $5 million, five-year convertible term note to Money Services, Inc. due on July 29, 2004. Money Services is a subsidiary of AEGON USA, Inc. Proceeds of this note were used to reduce a portion of the outstanding principal balance on a line of credit with Money Services from $10 million to $5 million. Interest is payable at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. Money Services has the right to convert the outstanding principal balance of this note into shares of Global Preferred’s common stock at any time. Upon conversion, Money Services will receive 6.255 shares of common stock for each $100 of the outstanding principal amount of the note, which reflects the three-for-two stock split in 2001. Global Preferred has the option to redeem the note, in whole or in part, between July 29, 2002, and July 29, 2004. To redeem the note before maturity, Global Preferred must pay all principal, plus interest accrued from the date of the note through the redemption date at a higher effective interest rate of 9% per annum. As of December 31, 2002, Global Preferred had an outstanding principal balance on the note of $5 million and accrued interest of $158,219.

12.     Comprehensive Income

      The following table sets forth the amounts of other comprehensive income (loss) along with the related tax effects allocated to other comprehensive income (loss) for the years ended December 31, 2000, 2001 and 2002:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount

2000
Net unrealized holding gains arising during period	$161,559	$(54,930)	$106,629
Less: reclassification adjustment for gains realized in net income	2,606	(886)	1,720

Other comprehensive income	$158,953	$(54,044)	$104,909

2001
Net unrealized holding gains arising during period	$323,858	$(110,111)	$213,747
Less: reclassification adjustment for gains realized in net income	44,807	(15,234)	29,573

Other comprehensive income	$279,051	$(94,877)	$184,174

2002
Net unrealized holding losses arising during period	$(676,923)	$230,153	$(446,770)
Less: reclassification adjustment for gains realized in net income	427,823	(145,459)	282,364

Other comprehensive loss	$(249,100)	$84,694	$(164,406)

13.     Segment Reporting

      Global Preferred defines reportable segments based on the nature of its reinsurance agreements and the accounting treatment used for the various reinsurance agreements. Based on this definition, two reportable segments have been identified: non-universal life-type agreements and universal life-type agreements (as each is referenced in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, paragraphs 44 and 45). Global Preferred reinsures certain variable universal life insurance policies on a renewable term basis, which are reported below as Non-Universal Life-Type Agreements and, as such, these revenues are classified as premium revenue. Renewable term reinsurance involves the reinsurance of mortality risk whereby premiums are not directly related to the premium rates on the original plan of insurance. Global Preferred’s renewable term agreements are accounted for under SFAS No. 60 accounting principles. Global Preferred reinsures variable annuity contracts and certain other variable universal life insurance policies on a coinsurance and modified coinsurance basis, which are reported below as Universal Life-Type Agreements and, as such, these revenues are classified as reinsured policy revenues. Coinsurance involves the reinsurance of mortality and investment risks on the same basis as that of the underlying policies. The ceding life companies and Global Preferred share in these risks on a pro rata basis. Global Preferred’s existing coinsurance and modified coinsurance agreements are accounted for under SFAS No. 97 accounting principles.

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

Segment Reporting
Year Ended December 31	2000

	Non-
	Universal	Universal
	Life-Type	Life-Type	Other	Total
(Dollars in thousands)

Premiums	$16,619	$—	$—	$16,619
Reinsured policy revenues	—	12,894	—	12,894
Benefits, claims and settlement expenses*	8,658	954	—	9,612
Reinsurance expense allowances, net	5,711	1,829	—	7,540
Amortization of deferred acquisition costs	116	3,901	—	4,017

Underwriting profit	2,134	6,210	—	8,344
Net investment income	213	171	144	528
Net realized gain on investments	—	—	3	3
Other expenses	150	184	1,588	1,922

Segment operating income (loss) before income tax	2,197	6,197	(1,441)	6,953
Income tax expense (benefit)	589	1,659	(428)	1,820

Segment net income (loss)	$1,608	$4,538	$(1,013)	$5,133

Preferred dividends	—	—	155	155

Segment net income (loss) available to common stockholders	$1,608	$4,538	$(1,168)	$4,978

Segment assets	$9,279	$44,688	$2,650	$56,617

*	Benefits, claims and settlement expenses include change in future policy benefits.

Segment Reporting
Year Ended December 31	2001

	Non-
	Universal	Universal
	Life-Type	Life-Type	Other	Total
(Dollars in thousands)

Premiums	$19,240	$—	$—	$19,240
Reinsured policy revenues	—	11,238	—	11,238
Benefits, claims and settlement expenses*	7,833	871	—	8,704
Reinsurance expense allowances, net	6,859	1,642	—	8,501
Amortization of deferred acquisition costs	197	3,748	—	3,945

Underwriting profit	4,351	4,977	—	9,328
Net investment income	215	230	366	811
Net realized gain on investments	—	—	45	45
Other expenses	123	216	1,991	2,330

Segment operating income (loss) before income tax	4,443	4,991	(1,580)	7,854
Income tax expense (benefit)	1,353	1,520	(481)	2,392

Segment net income (loss)	$3,090	$3,471	$(1,099)	$5,462

Preferred dividends	—	—	267	267

Segment net income (loss) available to common stockholders	$3,090	$3,471	$(1,366)	$5,195

Segment assets	$8,615	$46,748	$12,490	$67,853

*	Benefits, claims and settlement expenses include change in future policy benefits.

Segment Reporting
Year Ended December 31	2002

	Non-
	Universal	Universal
	Life-Type	Life-Type	Other	Total
(Dollars in thousands)
Premiums	$17,985	$—	$—	$17,985
Reinsured policy revenues	—	13,860	—	13,860
Benefits, claims and settlement expenses*	7,866	2,089	—	9,955
Reinsurance expense allowances, net	6,319	2,199	—	8,518
Amortization of deferred acquisition costs	232	6,792	—	7,024

Underwriting profit	3,568	2,780	—	6,348
Net investment income	124	276	342	742
Net realized gain on investments	—	—	428	428
Other expenses	142	280	4,790	5,212

Segment operating income (loss) before income tax	3,550	2,776	(4,020)	2,306
Income tax expense (benefit)	1,213	949	(1,374)	788

Segment net income (loss)	$2,337	$1,827	$(2,646)	$1,518

Preferred dividends	—	—	—	—

Segment net income (loss) available to common stockholders	$2,337	$1,827	$(2,646)	$1,518

Segment assets	$6,021	$52,248	$16,005	$74,274

*	Benefits, claims and settlement expenses include change in future policy benefits.

     During 2000, 2001 and 2002, the percentages of total premiums and reinsured policy revenues that relate to Western Reserve were 88%, 89% and 91%, respectively. The percentages of the total underwriting profit that relates to Western Reserve for 2000, 2001 and 2002 were 83%, 86% and 96%, respectively.

      Global Preferred estimates that approximately 44% of variable universal life premiums and 28% of variable annuity premiums, written through Western Reserve and sold by agents associated with World Financial Group, originated in California.

14.     Capital Infusion

      In August 2000, Global Preferred closed its offering of Series A Preferred Stock, which resulted in approximately $4 million of gross proceeds to Global Preferred. Global Preferred issued 266,047 shares of Series A Preferred Stock in this offering. The net proceeds were loaned to Global Preferred Re, which were applied toward repayment of the line of credit with Money Services. The terms of the Series A Preferred Stock provided for automatic conversion into common stock upon the earlier of (i) the closing of any Qualifying Sale of shares of common stock or (ii) January 1, 2002. A Qualifying Sale was defined as net proceeds to Global Preferred of at least $10 million from the sale of its shares of common stock. On January 1, 2002, 266,047 shares of Series A Preferred Stock issued were automatically converted into 399,074 shares of common stock. The conversion reflected the 3-for-2 stock split effective in September 2001.

      In October 2002, Global Preferred withdrew the registration statement for its proposed initial public offering of 9.5 million shares of common stock due to unfavorable market conditions. During the quarter ended September 30, 2002, Global Preferred expensed $1.7 million of deferred offering costs that were to be offset against the proceeds of the offering. The deferred offering costs paid in prior periods were previously reported as an asset under “prepaid expenses” on the consolidated balance sheet and the expensing of those costs is currently shown as “costs of withdrawn offering” on the consolidated income statement.

15.     Stock Options

      Stock Incentive Plan. Global Preferred’s Stock Incentive Plan became effective on January 9, 2002. The aggregate number of shares of common stock reserved for issuance under the Stock Incentive Plan is 1.5 million shares. Awards granted under the Stock Incentive Plan may be stock appreciation rights, restricted stock, options intended to qualify as “incentive stock options” or nonqualified stock options. No shares of common stock have been issued upon exercise of options granted under the Stock Incentive Plan. The Compensation Committee of the board of directors approved the grant of options to purchase an aggregate of 215,000 shares of common stock to certain employees to be granted upon completion of an initial public offering, at an exercise price equal to the initial public offering price. No options have been granted under the Stock Incentive Plan due to the withdrawal of the registration statement in October 2002 for the proposed public offering.

      Directors Stock Option Plan. Global Preferred’s Directors Stock Option Plan became effective January 9, 2002. The aggregate number of shares of common stock reserved for issuance under the Directors Stock Option Plan is 280,000 shares. Under the terms of the Directors Stock Option Plan, upon completion of a firm commitment, underwritten registered public offering of common stock by December 31, 2003, options to purchase 105,000 shares of the common stock will be granted to Global Preferred’s non-employee directors at an exercise price equal to the initial public offering price pursuant to the Directors Stock Option Plan. No options have been granted under the Directors Stock Option Plan due to the withdrawal of the registration statement in October 2002 for the proposed public offering.

      Other Options. In connection with S. Hubert Humphrey, Jr.’s retirement in December 2001, Global Preferred agreed to grant to Mr. Humphrey options to purchase 100,000 shares of common stock upon successful completion of a firm commitment, underwritten registered public offering of common stock by December 31, 2003. The options are exercisable for a period of five years from the date of grant, at an exercise price equal to the initial offering price of shares sold in the underwritten offering. No options have been granted to Mr. Humphrey due to the withdrawal of the registration statement in October 2002 for the proposed public offering.

16.     Subsequent Events

      On February 3, 2003, the FASB revised its tentative guidance on SFAS No. 133 Issue No. B36, Bifurcation of Embedded Credit Derivatives, to include modified coinsurance arrangements involving fixed account products. Global Preferred does not have any modified coinsurance reinsurance treaties involving fixed account products and therefore this issue does not effect Global Preferred’s financial statements.

      On February 25, 2003, Global Preferred formed two wholly owned subsidiaries: Global Preferred Solutions, Inc. and Global Preferred Resources, Inc. Global Preferred Solutions will provide actuarial and management advisory services to marketing organizations and life insurers. Global Preferred Resources will offer its management support structure to marketing organizations, banks, broker/dealers and insurance companies who are considering the formation of, or have formed, a producer-owned reinsurance enterprise.

17.     Parent Company Financial Information

Balance Sheets

(Parent Company)
December 31, 2001 and 2002

	2001	2002

Assets
Investment in common stock of subsidiary(1)	$35,708,600	$36,859,470
Fixed maturity securities — available for sale (amortized cost of $2,241,534 and $12,523 for 2001 and 2002, respectively)	2,296,563	12,927
Cash and cash equivalents	1,374,016	2,475,098
Investment income due and accrued	42,192	1,319
Investment income due and accrued — intercompany(1)	201,219	189,344
Accounts receivable	—	215,500
Intercompany receivables(1)	155,118	2,152,529
Note receivable — intercompany(1)	6,087,550	5,000,000
Prepaid expenses	654,699	872,648
Current income tax recoverable	1,875	—
Fixed assets (net of accumulated depreciation of $147,750 and $240,439 for 2001 and 2002, respectively)	88,114	215,095
Deferred tax benefit	1,047,737	940,433

Total assets	$47,657,683	$48,934,363

Liabilities and Stockholders’ Equity
Liabilities:
Accrued expenses and accounts payable	$530,880	$454,289
Accrued interest payable	158,219	158,219
Long term debt	5,000,000	5,000,000

Total liabilities	5,689,099	5,612,508

Stockholders’ equity:
Preferred stock, par value $2.00, 10,000,000 shares authorized; Series A Preferred Stock, 1,000,000 shares authorized; 266,047 shares issued for 2001 and no shares issued for 2002, respectively	532,094	—
Common stock, par value $.001, 50,000,000 shares authorized; 3,750,000 shares and 4,149,074 shares issued for 2001 and 2002, respectively	3,750	4,149
Additional paid-in capital	22,794,331	23,326,026
Accumulated other comprehensive income	246,531	82,125
Retained earnings	18,441,145	19,958,822
Treasury stock, at cost (7,390 shares for 2001 and 2002, respectively)	(49,267)	(49,267)

Total stockholders’ equity	41,968,584	43,321,855

Total liabilities and stockholders’ equity	$47,657,683	$48,934,363

(1)	Eliminated on consolidation

Statements of Income

(Parent Company Only)
Years ended December 31, 2000, 2001 and 2002

	2000	2001	2002

Revenues:
Net investment income	$85,053	$133,575	$100,339
Net realized gain (loss) on investments	—	4,904	56,088
Intercompany interest income(1)	613,298	674,298	473,822

Total revenue	698,351	812,777	630,249

Benefits and expenses:
Operating expenses	99,752	1,259,273	(548,568)
Costs of withdrawn offering	—	—	439,487
Interest expense	375,000	375,000	375,000

Total benefits and expenses	474,752	1,634,273	265,919

Income before income tax and equity in undistributed net income of subsidiaries	223,599	(821,496)	364,330
Income tax benefit (expense)	(120,224)	274,269	(125,877)

Income before equity in undistributed net income of subsidiaries	103,375	(547,227)	238,453
Equity in earnings of subsidiaries	5,029,501	6,009,808	1,279,224

Net income	$5,132,876	$5,462,581	$1,517,677
Preferred dividends	155,198	267,104	—

Net income available to common stockholders	$4,977,678	$5,195,477	$1,517,677

(1)	Eliminated on consolidation

Statements of Cash Flows

(Parent Company Only)
Years ended December 31, 2000, 2001 and 2002

	2000	2001	2002

Cash flows from operating activities:
Net income	$5,132,876	$5,462,581	$1,517,677
Less equity in earnings of subsidiaries	(5,029,501)	(6,009,808)	(1,279,224)

Income before equity in undistributed net income of subsidiaries	$103,375	$(547,227)	$238,453
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	47,975	44,758	48,922
Costs of withdrawn offering	—	—	439,487
Deferred tax expense (benefit)	112,918	(274,176)	125,877
Net realized (gain) loss on investments	—	(4,905)	(56,088)
Change in:
Investment income due and accrued	(2,876)	(39,316)	40,873
Investment income due and accrued — intercompany(1)	(305,330)	104,111	11,875
Accounts receivable	—	—	(215,500)
Intercompany receivables(1)	(2,563,711)	2,418,689	(1,997,411)
Prepaid expenses	317,297	(49,115)	(751,036)
Current income tax recoverable	—	(1,875)	1,875
Accrued expenses and accounts payable	(22,574)	451,778	(76,591)
Accrued interest payable	(507,570)	—	—
Current income tax payable	7,306	(7,306)	—

Net cash provided by (used in) operating activities	(2,813,190)	2,095,416	(2,189,264)

Cash flows from investing activities:
Dividend received from subsidiary(1)	3,400,000	—	—
Return of capital from subsidiary(1)	10,000,000	—	—
Investment in subsidiary(1)	—	—	—
Proceeds from sale of available-for-sale securities	—	411,138	2,174,208
Proceeds from principal payments on mortgage-backed securities of available-for-sale securities	—	28,817	110,891
Purchase of available-for-sale securities	—	(2,676,584)	—
Purchase of fixed assets	(8,449)	(84,066)	(219,928)

Net cash provided by (used in) investing activities	13,391,551	(2,320,695)	2,065,171

Cash flows from financing activities:
Issuance of preferred stock	3,098,702	—	—
Preferred dividends	(142,953)	(279,349)	—
Proceeds repayment of long term debt	(5,303,562)	—	—
Issuance (repayment) of notes receivable — intercompany(1)	(8,100,029)	2,012,479	1,087,550
Prepaid expenses — costs of withdrawn offering	—	(577,112)	577,112
Costs of withdrawn offering	—	—	(439,487)

Net cash provided by (used in) financing activities	(10,447,842)	1,156,018	1,225,175

Net increase in cash and cash equivalents	130,519	930,739	1,101,082
Cash and cash equivalents at beginning of period	312,758	443,277	1,374,016

Cash and cash equivalents at end of period	$443,277	$1,374,016	$2,475,098

(1)	Eliminated on consolidation