Form 10-Q
period 2003-03-31
GLOBAL PREFERRED HOLDINGS INC
filed 2003-05-15
CIK 947716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

     As of May 12, 2003, there were 4,141,684 shares of common stock outstanding.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Balance Sheets

	December 31,	March 31,
	2002	2003

		(Unaudited)
Assets
Fixed maturity securities – available for sale (amortized cost of $2,673,762 and $2,222,454 for 2002 and 2003, respectively)	$2,798,190	$2,325,836
Cash and cash equivalents	15,858,256	19,877,786
Investment income due and accrued	80,882	48,518
Accounts receivable	215,500	104,000
Reinsurance balances receivable	3,078,949	2,734,799
Reinsured policy loans	1,115,994	1,177,247
Deferred acquisition costs	49,850,309	48,799,570
Prepaid expenses	888,662	750,654
Current income tax recoverable	172,500	159,175
Fixed assets (net of accumulated depreciation of $240,439 and $264,321 for 2002 and 2003, respectively)	215,095	191,213

Total assets	$74,274,337	$76,168,798

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$16,923,775	$18,159,834
Reinsurance balances payable	42,130	80,706
Accrued expenses and accounts payable	473,636	524,470
Accrued interest payable	158,219	63,185
Long term debt	5,000,000	5,000,000
Deferred tax liability	8,354,722	8,571,698

Total liabilities	30,952,482	32,399,893

Stockholders’ equity:
Common stock, par value $.001, 50,000,000 shares authorized; 4,149,074 shares issued for 2002 and 2003, respectively	4,149	4,149
Additional paid-in capital	23,326,026	23,326,026
Accumulated other comprehensive income	82,125	68,233
Retained earnings	19,958,822	20,419,764
Treasury stock, at cost (7,390 shares for 2002 and 2003, respectively)	(49,267)	(49,267)

Total stockholders’ equity	43,321,855	43,768,905

Total liabilities and stockholders’ equity	$74,274,337	$76,168,798

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,

	2002	2003

Revenues:
Premiums	$4,557,410	$4,388,495
Reinsured policy revenues	3,595,750	3,231,844
Net investment income	214,351	82,988
Net realized gain on investments	7,987	—

Total revenues	8,375,498	7,703,327

Benefits and expenses:
Benefits, claims and settlement expenses	2,033,763	2,275,569
Change in future policy benefits	447,013	310,751
Reinsurance expense allowances, net	2,209,704	2,074,237
Amortization of deferred acquisition costs	1,118,705	1,375,426
Operating expenses	726,704	876,479
Interest expense	94,171	92,466

Total benefits and expenses	6,630,060	7,004,928

Income before income tax	1,745,438	698,399
Income tax expense	(593,449)	(237,457)

Net income	$1,151,989	$460,942

Basic earnings per share	$0.28	$0.11

Diluted earnings per share	$0.28	$0.11

Weighted-average common shares outstanding	4,141,684	4,141,684

Total weighted-average common and common equivalent shares outstanding	4,141,684	4,141,684

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,

	2002	2003

Cash flows from operating activities:
Net income	$1,151,989	$460,942
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	1,126,087	1,399,308
Deferred tax expense	593,449	224,132
Net realized gain on investments	(7,987)	—
Change in:
Investment income due and accrued	23,932	32,364
Accounts receivable	—	111,500
Reinsurance balances receivable	767,598	344,150
Reinsured policy loans	(58,507)	(61,253)
Deferred acquisition costs	(10,637,919)	(324,687)
Prepaid expenses	(511,161)	138,008
Current income tax recoverable	(419,154)	13,325
Future policy benefits	2,166,956	1,236,059
Reinsurance balances payable	7,672,713	38,576
Accrued expenses and accounts payable	251,967	50,834
Accrued interest payable	(95,034)	(95,034)

Net cash provided by operating activities	2,024,929	3,568,224

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	201,010	—
Proceeds from principal payments on mortgage-backed securities of available-for-sale securities	204,552	251,306
Proceeds from maturity of available-for-sale securities	—	200,000
Purchase of fixed assets	(35,454)	—

Net cash provided by investing activities	370,108	451,306

Net increase in cash and cash equivalents	2,395,037	4,019,530
Cash and cash equivalents at beginning of period	8,062,110	15,858,256

Cash and cash equivalents at end of period	$10,457,147	$19,877,786

Supplemental disclosure of cash flow information:
Interest paid	$189,205	$187,500

Income taxes paid	$419,154	$—

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Consolidated Financial Statements

March 31, 2003
(Unaudited)

1.    Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The unaudited financial statements should be read in conjunction with Global Preferred’s audited financial statements included in Global Preferred’s 2002 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

2.    Deferred Tax

     Global Preferred uses the asset and liability method to record deferred income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using an effective federal income tax rate of 34%. Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes specifically excludes recognition of the “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on Global Preferred’s earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No. 109, at March 31, 2003.

3.    Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The primary component of other comprehensive income is the unrealized gain on securities as shown under the equity section of the consolidated balance sheet. Total other comprehensive income for the three months ended March 31, 2003 was $447,050 compared to total other comprehensive income of $1,071,892 for the three months ended March 31, 2002.

4.    Earnings Per Share

     Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period, in accordance with SFAS No. 128, Earnings Per Share. Diluted earnings per share is computed based on the total weighted-average number of common and common equivalent shares outstanding during the period.

5.    Common Stock

     Shares of convertible preferred stock issued in June and July 2000 were converted to common stock on January 1, 2002. No other changes to our common stock occurred during 2002 or 2003.

6.    Accounting Pronouncements

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. The provisions of SFAS No. 133 do not have a material impact on Global Preferred’s financial statements. In 2003, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The provisions of SFAS No. 149 are not expected to have a material impact on Global Preferred’s financial statements.

     In February 2003, the Financial Accounting Standards Board (“FASB”) revised its tentative guidance on SFAS No. 133 Issue No. B36, Bifurcation of Embedded Credit Derivatives, to include modified coinsurance arrangements involving fixed account products. Global Preferred does not have any modified coinsurance reinsurance treaties involving fixed account products and therefore this issue is not expected to have a material impact on Global Preferred’s financial statements.

     In 2002, FASB issued SFAS No. 145, SFAS No. 146, SFAS No. 147 and SFAS No. 148 dealing with extinguishment of debt, exit and disposal activities, acquisitions of financial institutions, and accounting for stock-based compensation, respectively. The provisions of these standards do not have a material impact on Global Preferred’s financial statements.

     Also in 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and in January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The interpretations issued are not expected to have a material impact on Global Preferred’s financial statements.

7.    Segment Reporting

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

     Items not directly related to the business segments and unallocated corporate items (i.e., other income, interest expense on corporate debt and unallocated operating expenses) are shown separately, consistent with Global Preferred’s internal measurement process. Segment assets reported include those assets directly attributable to the reinsurance agreements such as reinsurance balances receivable, deferred acquisition costs, policy loans, prepaid expenses, invested assets and cash. Cash and invested assets are allocated to the agreements based upon statutory reserves, the letters of credit posted in support of the statutory reserves held, statutory receivables and allocated surplus, which is consistent with Global Preferred’s current internal measurement process.

Segment Reporting
Three Months Ended March 31,	2002

	Non-Universal	Universal
(Dollars in thousands)	Life-Type	Life-Type	Other	Total

Premiums	$4,557	$—	$—	$4,557
Reinsured policy revenues	—	3,596	—	3,596
Benefits, claims and settlement expenses*	1,999	482	—	2,481
Reinsurance expense allowances, net	1,612	597	—	2,209
Amortization of deferred acquisition costs	25	1,094	—	1,119

Underwriting profit	921	1,423	—	2,344
Net investment income	38	61	115	214
Net realized gain on investments	—	—	8	8
Other expenses	26	39	756	821

Segment operating income (loss) before income tax	933	1,445	(633)	1,745
Income tax expense (benefit)	317	491	(215)	593

Segment net income (loss)	$616	$954	$(418)	$1,152

Segment assets	$8,475	$57,055	$13,524	$79,054

*	Benefits, claims and settlement expenses include change in future policy benefits.

Segment Reporting
Three Months Ended March 31,	2003

	Non-Universal	Universal
(Dollars in thousands)	Life-Type	Life-Type	Other	Total

Premiums	$4,388	$—	$—	$4,388
Reinsured policy revenues	—	3,232	—	3,232
Benefits, claims and settlement expenses*	1,997	589	—	2,586
Reinsurance expense allowances, net	1,530	544	—	2,074
Amortization of deferred acquisition costs	94	1,281	—	1,375

Underwriting profit	767	818	—	1,585
Net investment income	2	55	26	83
Net realized gain on investments	—	—	—	—
Other expenses	43	97	830	970

Segment operating income (loss) before income tax	726	776	(804)	698
Income tax expense (benefit)	247	264	(274)	237

Segment net income (loss)	$479	$512	$(530)	$461

Segment assets	$5,564	$52,021	$18,584	$76,169

*	Benefits, claims and settlement expenses include change in future policy benefits.

     During the three months ended March 31, 2002 and 2003, the percentages of total premiums and reinsured policy revenues that related to business issued by Western Reserve Life Assurance Co. of Ohio (“Western Reserve”) were 91% and 92%, respectively. The percentages of the total underwriting profit that related to business issued by Western Reserve for the three months ended March 31, 2002 and 2003 were 89% and 93%, respectively.

8.    Reclassification

     Global Preferred has reclassified the presentation of certain 2002 information to conform to the 2003 presentation.

9.    Employment Agreements

     Global Preferred’s executive officers, Edward F. McKernan, Bradley E. Barks, Caryl P. Shepherd and Thomas J. Bobowski, are employed pursuant to written employment agreements. Mr. McKernan’s employment agreement has an initial term, which expires December 31, 2004 and is automatically renewed for additional one-year periods unless either party provides written notice of termination at least 60 days in advance of the expiration date of the current term.

     Mr. Barks, Ms. Shepherd and Mr. Bobowski have employment agreements, which were renewed in April 2003, and now expire December 31, 2003. The agreements are renewable by agreement of the parties for additional one-year periods. As part of the renewal of their agreements, these three employees agreed to forego rights under the employment agreements to receive certain option grants that were conditioned upon Global Preferred’s completion of a firm commitment, underwritten public offering before December 31, 2003.

     All executive officers are eligible for an annual bonus in an amount to be determined by the board of directors. Each of the executive officers’ employment agreements includes post-employment restrictive covenants not to solicit Global Preferred’s customers or recruit Global Preferred’s employees.

10.    Stock Options

     During April 2003, the board of directors approved option grants to certain employees of Global Preferred. Employees are eligible to receive options under the Global Preferred Holdings, Inc. Stock Incentive Plan, which was adopted by the board in January 2002 and ratified by the stockholders in July 2002. The board’s approval of options included an initial grant and a 2003 grant. The initial grants are immediately vested at a rate of 10% of the grant amount for each prior year of service, not to exceed 50% of the total initial grant amount, with the balance vesting over 3 years. The 2003 grant vests over 4 years. Under the terms of the Stock Incentive Plan, option grants must be made pursuant to the terms of Stock Incentive Agreements approved by the board and the date of grant is the date on which the following events have taken place: approval of the form of the Stock Incentive Agreement by the board, the recipients and the number shares are determined, and the board has taken all other actions to complete the grants. The board has not yet approved the form of Stock Incentive Agreement and, therefore, the date of grant has not yet occurred. No expense has been recorded in association with the options as of March 31, 2003.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Global Preferred Holdings, Inc. as of March 31, 2003 compared with December 31, 2002, and its results of operations for the three months ended March 31, 2003, compared with the three months ended March 31, 2002. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this report and with the MD&A and Global Preferred’s consolidated financial statements and notes thereto included in Global Preferred’s 2002 Annual Report on Form 10-K.

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

     Our in force business has resulted from a relationship with the independent agents of an IMO member of the AEGON group that markets the products we currently reinsure. Although our reinsurance business is directed to us through these independent agent relationships, the life insurance and annuity policies that we currently reinsure are underwritten and issued by various ceding life companies. In the insurance industry, the term “ceding” refers to the use of reinsurance to transfer from one insurance company to another some or all of the risks associated with one or more insurance policies. We often refer to the life insurance companies that reinsure life insurance and annuity policies through us as the “ceding life companies.” The ceding life companies who issue the policies we reinsure are:

•	Western Reserve Life Assurance Co. of Ohio, a subsidiary of AEGON USA, Inc. (“Western Reserve”);

•	American Skandia Life Assurance Corporation, a subsidiary of Prudential Financial, Inc. (“American Skandia”);

•	Pacific Life Insurance Company (“Pacific Life”); and

•	Kemper Investors Life Insurance Company, an affiliate of Zurich Insurance Company (“Zurich Life”).

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

     During the first quarter of 2003, Global Preferred formed two wholly-owned subsidiaries, Global Preferred Solutions, Inc. and Global Preferred Resources, Inc. Global Preferred Solutions will provide actuarial and management advisory services to marketing organizations and life insurers. Global Preferred Solutions’ principal focus will be to aid clients in their assessment of the strategic and structural benefits of sharing the economics of the business produced through their distributor-insurer relationships. Global Preferred Solutions will also offer product development, pricing, valuation, and risk management consulting services for life insurers and marketing organizations.

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

Financial Statement Impact of Reinsurance

     The Securities and Exchange Commission’s Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies used in the preparation of financial statements. Additional information included elsewhere herein and in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K, for the year ended December 31, 2002, which includes a summary of the accounting policies used in the preparation of our consolidated financial statements.

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

     Net Income. Our profitability, in part, depends on the volume of policies reinsured and experience of the reinsured policies. Factors that affect the experience of the business include reinsured policy persistency, death claims, and investment performance of the separate account balances. While death claims are reasonably predictable over a period of years, claims become less predictable over shorter periods, and are subject to fluctuation from quarter to quarter and year to year. Similarly, separate account investment returns, upon which a portion of our revenues depend, have relatively stable returns over a period of years but can be volatile over shorter periods. A considerable amount of separate account balances is invested in equities; therefore, prolonged deterioration in the equity markets will result in a decrease in account balances and, correspondingly, a decrease in our current and future income.

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

     A material component of variable life and annuity product revenues is derived from the asset-based fees that have been assessed against the policy account balances, of which a considerable portion is invested in the equity markets. The volatility of equity market returns over the short-term can be significant without materially impacting long-term equity market returns. Historical equity market performance shows equity market volatility is much higher over short-term horizons as compared to long-term horizons. The short-term volatility of the policy fund value will result in the short-term volatility being applied to all future expected gross profits if no adjustments are made to account for the differences between long-term and short-term volatility. We utilize a “credibility approach” to account for the differences between long-term and short-term volatility. Under this approach, the estimates of future expected gross profits are revised to recognize the effects short-term volatility and market yields have upon long-term yield expectations. We review our approach annually to determine if additional adjustments to amortization are necessary as a result of prolonged and/or severe negative or positive equity market performance. In such instances, the equity market performance must be sufficiently high or low to justify a belief that the effect of current market conditions on future expected gross profits should be more permanently reflected.

     In addition, certain variable annuity policies we reinsure include a guaranteed minimum death benefit that will guarantee a death benefit typically equal to a return of premium or the highest level the fund values had accumulated over certain prescribed periods under the annuity policy. These policies represent less than 10% of our revenues. Upon the death of an annuity policyholder, we will incur a claims expense equal to the excess of the amount guaranteed under this provision over the then current policy fund value. This expense increases when equity markets decline and decreases as equity markets increase. We utilize an implicit approach to account for guaranteed minimum death benefits. Under this approach, future expected gross profits are decreased to account for future expected claims expenses. The short-term volatility of the policy fund value will result in significant volatility in the expected claims expense if no recognition is made to acknowledge differences between long-term yields and short-term volatility. Using a “credibility approach”, we implicitly recognize the effect of long-term versus short-term volatility when accounting for guaranteed minimum death benefits.

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

Fair Value Disclosure

     Investments. We classify all fixed maturity securities and equity securities as “available-for-sale.” Such securities are reported at fair value. Fixed maturity securities available-for-sale are so classified based upon the possibility that such securities could be sold prior to maturity if that action enables us to execute our investment philosophy and appropriately match investment results to operating and liquidity needs. Unrealized gains and losses on marketable equity securities and fixed maturity securities available-for-sale, less applicable deferred income taxes, are reported as a separate component of “accumulated other comprehensive income” within stockholders’ equity.

     Investment income is recognized as it accrues or becomes legally due. Realized gains or losses on sales of investments are included in income, as are write-downs of securities where declines in value are deemed to be other than temporary. The cost of investment securities sold is determined based upon the specific identification method.

     Other Financial Assets and Liabilities. The carrying value of cash and cash equivalents, reinsurance receivables and payables, short-term debt, accrued expenses and accounts payable approximate their fair values due to the short-term nature of these accounts. The carrying value of future policy benefits approximates its fair value as credited interest approximates yields of invested assets in support of future policy benefit obligations.

Reinsurance Relationships

Current Reinsurance Business

     We currently provide reinsurance for variable universal life and variable annuity policies issued by four large life insurance companies. Our reinsurance agreements with these ceding life companies provide for our assumption of a portion of defined risks associated with specified products sold by certain independent agents with which we have a relationship. Reinsurance under these agreements is automatic, meaning we are required to accept the business ceded to us so long as the ceding life companies satisfy the terms of the reinsurance agreements.

     The following table indicates, by ceding life company, the types of policies we are currently reinsuring and the type of reinsurance applicable to each.

Type of Reinsurance

Ceding Life Company	Renewable Term	Coinsurance	Modified Coinsurance

Western Reserve
Variable universal life	✓	✓	✓
Variable annuity		✓	✓
American Skandia
Variable annuity			✓
Pacific Life
Variable universal life	✓
Zurich Kemper
Variable universal life	✓

     We have four separate reinsurance agreements with Western Reserve that cover variable universal life insurance and variable annuity policies issued by Western Reserve on or after January 1, 1992, which are sold by the agents of World Financial Group, Inc., an indirect subsidiary of AEGON USA, Inc., and its predecessor. These agreements were entered into on July 1, 1996, January 1, 1998, April 1, 1998, and October 1, 1999, respectively. The agreement with American Skandia began on January 1, 1997 and covers policies on an American Skandia variable annuity product issued between January 1, 1997 and December 31, 2002 sold by those same agents. The Zurich Kemper agreement was effective September 1, 1996 and covers all policies on a Kemper variable universal life product issued between September 1, 1996 and March 31, 2001 sold by those agents. Our agreement with Pacific Life was signed on June 25, 2001 and covers policies on a variable universal life product issued on or after January 1, 2001, sold by those agents.

     We believe that the terms of our reinsurance arrangements are favorable for our industry and that we were able to obtain these terms in part because of our relationships with the agents that sell the policies we reinsure. Our right to reinsure new business under our reinsurance agreements generally extends for an initial term of 3 to 5 years, with automatic renewals and one-year notices of termination following the initial term. Termination of our right to reinsure new business does not, however, affect our right to continue to reinsure the policies reinsured at the time of termination. Under our agreements, we have the right to continue to reinsure a policy for as long as it remains in effect or until the ceding life company otherwise recaptures it. A ceding life company may have the right to recapture a reinsured policy only upon certain defaults or after a period of 10 years or longer, depending on the terms of the relevant reinsurance agreement.

Rights to Increase Business under Existing Contracts

     Reinsurance of In Force Business and New Business with Western Reserve. In June 2001, we entered into a First Right Agreement with Western Reserve that provides us a first right to reinsure certain new products issued by Western Reserve or its U.S. affiliates that are sold by agents associated with World Financial Group, as follows:

•	We have the contractual right, through December 31, 2003, to commence reinsurance of the Freedom Elite Builder variable universal life insurance polices and riders issued by Western Reserve from January 1, 2002 through December 31, 2002, and, through March 31, 2004, to commence reinsurance of the Freedom Elite Builder variable universal life insurance policies and riders issued by Western Reserve from January 1, 2003 through March 31, 2004, on a coinsurance and modified coinsurance basis.

•	We have the right, subject to minimum sales volume thresholds, to reinsure up to 20% of all new single life variable universal life insurance products introduced for sale after January 1, 2002, on a coinsurance and modified coinsurance basis for all policies issued through March 31, 2004 and prospectively on a monthly renewable term basis for all policies issued through March 31, 2006.

•	We have the contractual right to prospectively increase our reinsurance quota share percentages, up to a maximum ranging from 40% to 50%, on certain new variable annuity products issued through December 31, 2003.

•	These rights automatically extend for one-year renewal periods unless either party gives notice of termination 180 days prior to the expiration of the applicable term. Our decision to exercise these contractual rights will be made from time to time during the term of the First Right Agreement and such decisions will be based on a number of relevant factors, including the attractiveness of the reinsurance rates prescribed by the agreement, the volume of business, and our available capital capacity.

     Expand Reinsurance of Our In Force Business by Exercising Contractual Rights. We had the contractual right to convert our monthly renewable term reinsurance of the Financial Freedom Builder variable universal life insurance policies and riders issued by Western Reserve from January 1, 1999 through March 31, 2003 to coinsurance and modified coinsurance. This right expired on March 31, 2003.

Reinsurance of New Business with Other Insurance Companies

     We intend to enter into reinsurance agreements with other insurance companies from time to time and such decisions will be based on a number of relevant factors, including the attractiveness of the reinsurance rates prescribed by the agreement, the volume of business, our relationship with the insurance company, our relationship with the IMO, and our available capital capacity.

     We intend to enter into agreements with other IMOs similar to a directed reinsurance agreement we have with World Financial Group, pursuant to which World Financial Group has agreed to use commercially reasonable efforts to assist us in attaining the opportunity to reinsure all insurance products sold by its agents for insurance companies with which it has selling agreements, other than Western Reserve and Western Reserve’s affiliates. Additionally, the agreement provides that World Financial Group will use commercially reasonable efforts to cooperate with us in our negotiations to establish reinsurance relationships with life insurance companies and provide certain benefits to the companies that reinsure their business through us.

Our Current Reinsurance Agreements

     The life insurance and annuity policies that we have reinsured to date are underwritten and issued by Western Reserve, American Skandia, Zurich Life, and Pacific Life. The following table indicates the percentage of our reinsurance revenues derived from our ceding life companies:

			Three
	Year Ended		Months Ended
	December 31,		March 31,

	2001	2002	2003

Western Reserve	89%	91%	92%
American Skandia	9%	8%	7%
Zurich Life	2%	1%	1%
Pacific Life(1)	— (2)	— (2)	— (2)

Total	100%	100%	100%

(1)	This agreement was effective as of January 1, 2001.
(2)	Less than 1%.

     The following table indicates, by ceding life company: (1) the names and types of insurance products we currently reinsure; (2) the type of reinsurance agreement applicable to each; (3) policy issue dates reinsured under each agreement; and (4) the commencement date of the reinsurance.

Ceding Life Company	Reinsured Product Name	Product Type(1)	Reinsurance Type(2)	Policy Issue Dates	Reinsurance Commencement Date

Western Reserve	Freedom Equity Protector	VUL	MRT	1/92 to 12/99	7/96
Western Reserve	Financial Freedom Builder	VUL	MRT	7/97 to 3/98	7/97
Western Reserve	Financial Freedom Builder	VUL	Co/Modco	4/98 to 12/98	4/98
Western Reserve	Financial Freedom Builder	VUL	MRT	1/99 to 3/01	10/99
Western Reserve	Financial Freedom Builder	VUL	Co/Modco	4/01 to 12/01	01/02
Western Reserve	Financial Freedom Builder	VUL	MRT	1/02 to 12/02	10/99
Western Reserve	Freedom Elite Builder	VUL	Co/Modco	7/01 to 12/01	1/02
Zurich Life	Power VUL	VUL	MRT	9/96 to 3/01	9/96
Pacific Life	Select Exec II	VUL	YRT	1/01 to present	1/01
American Skandia	Imperium	VA	Modco	1/97 to 12/02	1/97
Western Reserve	Freedom Wealth Creator	VA	Co/Modco	1/98 to 12/01	1/98
Western Reserve	Freedom Premier	VA	Co/Modco	10/00 to present	10/00

(1)	“VUL” means variable universal life product. “VA” means variable annuity product.
(2)	“MRT” means monthly renewable term. “YRT” means yearly renewable term. “Co/Modco” means coinsurance and modified coinsurance.

     Under our reinsurance agreements with the ceding life companies, we currently reinsure variable life insurance and variable annuity policies on either a renewable term basis or a coinsurance and modified coinsurance basis. The policies we reinsure on a renewable term basis represented 58% of our reinsurance revenues for the quarter ended March 31, 2003. The policies we reinsure on a coinsurance and modified coinsurance basis represented 42% of our reinsurance revenues for the same period. Of the 42%, 25% relates to variable life insurance policies and 17% relates to variable annuity policies.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,

	2002	2003

	(As a percentage of total revenue)
Consolidated Statements of Income Data:
Revenues:
Premiums	54%	57%
Reinsured policy revenues	43	42
Net investment income	3	1
Net realized gain (loss) on investments	—	—

Total revenues	100%	100%
Benefits and expenses:
Benefits, claims and settlement expenses	24	30
Change in future policy benefits	5	4
Reinsurance expense allowances, net	27	27
Amortization of deferred acquisition costs	13	18
Operating expenses	9	11
Interest expense	1	1

Total benefits and expenses	79	91

Income (loss) before income tax	21	9
Income tax benefit (expense)	(7)	(3)

Net income (loss)	14%	6%

Revenues

     Premiums. Premiums decreased $169,000, or 4%, from $4.6 million for the three months ended March 31, 2002 to $4.4 million for the comparable period in 2003. The majority of the premium decrease was due to the decreasing business in force under the renewable term agreements. Policies in force are decreasing because the number of policy surrenders and lapses currently exceed the number of new policies reinsured.

     Reinsured Policy Revenues. Reinsured policy revenues decreased $364,000, or 10%, from $3.6 million for the three months ended March 31, 2002 to $3.2 million for the comparable period in 2003. This decrease was primarily attributable to revenues associated with our variable annuity coinsurance and modified coinsurance agreements, which declined from $1.5 million for the three months ended March 31, 2002 to $1.3 million for the same period in 2003, a decrease of $223,000, or 15%. Decreasing revenues for both variable universal life and variable annuity business have resulted from lapses and a decline in mortality and expense charges and asset-based allowances associated with lower account values, due to the decline in the equity markets.

     Net Investment Income and Net Realized Gain on Investments. Net investment income decreased $131,000, or 61%, from $214,000 for the three months ended March 31, 2002 to $83,000 for the comparable period in 2003, primarily due to the decreased size of our fixed maturity securities portfolio. The decrease in our fixed maturity securities portfolio resulted from the sale of $9.9 million of fixed maturity securities in 2002, with the majority being sold in December 2002. The proceeds from these sales were held in cash and cash equivalents. There were no sales of fixed maturity securities for the three months ended March 31, 2003, thus no gains or losses were realized. The sale of fixed maturity securities for the three months ended March 31, 2002 resulted in a net realized gain on investments of $8,000. The gains in 2002 were caused by a decline in market yields, which resulted in an increase in the fair value of the fixed maturity securities in our portfolio.

Benefits and Expenses

     Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses increased $242,000, or 12%, from $2.0 million for the three months ended March 31, 2002 to $2.3 million for the comparable period in 2003. The increase was primarily associated with a lower incidence of life insurance death claims in the first three months of 2002 compared to the incidence of death claims in the same period in 2003, the increasing age of the policies reinsured and an increase in variable annuity death claims. The aggregate face value of insurance underlying the policies we reinsured at March 31, 2002 was $9.2 billion compared to $8.2 billion at March 31, 2003.

     Change in Future Policy Benefits. Change in future policy benefits decreased $136,000, or 30%, from $447,000 for the three months ended March 31, 2002 to $311,000 for the comparable period in 2003. The majority of this decrease was due to the conversion of all Western Reserve Financial Freedom Builder variable universal life policies and riders, issued from April 1, 2001 through December 31, 2001, which had been reinsured by us on a monthly renewable term basis, to a coinsurance and modified coinsurance basis, effective January 1, 2002.

     Reinsurance Expense Allowances, Net. Net reinsurance expense allowances decreased $135,000, or 6%, from $2.2 million for the three months ended March 31, 2002 to $2.1 million for the comparable period in 2003. These amounts reflect the decrease in business in force due to lapse and surrender activity and the decline in the equity markets.

     Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $257,000, or 23%, from $1.1 million for the three months ended March 31, 2002 to $1.4 million for the comparable period in 2003. The increase in amortization resulted from lower than expected equity market performance of the separate account balances for the three months ended March 31, 2003, as compared to the same period in 2002.

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

     Operating Expenses. Operating expenses increased $149,000, or 20%, from $727,000 for the three months ended March 31, 2002 to $876,000 for the comparable period in 2003. These expenses include salaries and benefits, professional fees for legal, actuarial and accounting expenses and other operating expenses. The majority of the increase for the quarter ended March 31, 2003 was attributable to a $123,000 increase in our directors and officers’ insurance premiums, a $56,000 increase in legal fees, a $27,000 increase in rent expense, a $25,000 increase in actuarial consulting fees and a $25,000 increase in our state of Delaware franchise tax, offset by a $111,000 decrease in salaries, bonuses and benefits due to a reduction in employee bonuses.

     Interest Expense. Interest expense decreased $2,000, or 2%, from $94,000 for the three months ended March 31, 2002 to $92,000 for the comparable period in 2003. The decrease was due to the interest associated with the $7.2 million settlement paid to Western Reserve on April 2, 2002 to fund the reinsurance amendments that were effective January 1, 2002.

     Income Taxes. Due to lower levels of income before income taxes, income taxes decreased $356,000, or 60%, from $593,000 for the three months ended March 31, 2002 to $237,000 for the comparable period in 2003. Income before income taxes is comprised of income subject to taxes that is recognized and due in the current period and income subject to taxes that is recognized during the current period but is due in future periods. The “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of current taxable income. As of March 31, 2002, we had no current taxable income and, as a result, we were unable to take advantage of any of the small life insurance company deduction. As of March 31, 2003, we had $13,000 of current taxable income which was due to the alternative minimum tax. We had no other current taxable income and as a result, we were unable to take advantage of any of the small life insurance company deduction. During 2002 and 2003 our effective tax rate was 34%.

     In accordance with SFAS No. 109, Accounting for Income Taxes, we have $7.7 million of net operating loss carryforwards, which begin to expire in 2018. These net operating loss carryforwards at a 34% effective tax rate are included as an offset to the deferred tax liability. It is our belief that it is more likely than not that the deferred tax assets will be realized as an offset against future taxable income, however, if we do not have sufficient taxable income in the future to utilize this asset, a write-off may result, thereby reducing our net income.

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

     Our primary source of liquidity was $19.9 million in consolidated cash and cash equivalents at March 31, 2003. The effective duration of our fixed maturity portfolio is 1.2 years with 100% of the fixed maturity securities having an effective maturity of less than 5 years. Our fixed maturity portfolio represents all of our invested assets, and has an average Moody’s quality rating of Aa2.

     Our capital structure consists of long-term debt and equity. Our long-term debt is comprised of a $5 million, five-year convertible term note to Money Services, Inc. due on July 29, 2004. Money Services is a subsidiary of AEGON USA, Inc. Proceeds of this note were used to reduce a portion of the outstanding principal balance on a line of credit with Money Services from $10 million to $5 million. Interest is payable on the note at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. Money Services has the right to convert the outstanding principal balance of this note into common stock at any time. Upon conversion, Money Services would receive 6.255 shares of common stock for each $100 of the outstanding principal amount of the note, for a total of 312,750 shares, which reflects our three-for-two stock split in 2001. We have the option to redeem the note, in whole or in part, before maturity. To redeem the note before maturity, we must pay all principal, plus interest accrued from the date of the note through the redemption date at a higher effective interest rate of 9% per annum. As of March 31, 2003, we had an outstanding principal balance on the term note of $5 million and accrued interest of $63,000.

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

     Net cash flows provided by operating activities were $2.0 million and $3.6 million for the three months ended March 31, 2002 and 2003, respectively. Changes in cash provided by operating activities primarily relate to: amounts of reinsurance premiums and policy revenues received; claims, reinsurance expense allowances and operating expenses paid; and changes in working capital. Cash flows provided by operating activities increased in 2003 because we utilized less cash to acquire new reinsurance business.

     At this time we are exploring financing strategies to fund transactions to assume new business. The amount, timing, receipt and cost of additional capital will, in part, determine the extent to which we will be able to increase business reinsured.

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

     Net cash flows provided by investing activities were $370,000 and $451,000 for the three months ended March 31, 2002 and 2003, respectively. The cash flows provided by investing activities of $451,000 in 2003 primarily related to the proceeds from the maturity of available-for-sale securities and from the principal payments on mortgage-backed securities. The cash flows provided by investing activities of $370,000 in 2002 were the result of proceeds generated from the sale of available-for-sale securities and from the principal payments on mortgage-backed securities. We have incurred no significant capital expenditures during 2003.

     Financing Cash Flows. Financing cash flows relate primarily to activities associated with our capital position. No financing activities occurred during the three months ended March 31, 2002 and 2003.

     Restrictions. Global Preferred Holdings, Inc. is a holding company with no direct operations, and whose principal assets are the capital stock of Global Preferred Re and $2.5 million of cash and invested assets, as of March 31, 2003. Global Preferred Holdings, Inc. relies primarily on funds retained at the holding company level, debt service on amounts loaned to Global Preferred Re, service fees and potential dividends from Global Preferred Re to meet ongoing cash requirements. The ability of Global Preferred Re to pay dividends to Global Preferred Holdings, Inc. is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda. During the three months ended March 31, 2003, Global Preferred Re paid no dividends to Global Preferred Holdings, Inc.

     Under our reinsurance agreements, we are required to provide security through a letter of credit for the benefit of the ceding life companies. We have three letters of credit issued by Comerica Bank, our custodian, for the benefit of Western Reserve, Pacific Life and Zurich Life, in the amounts of $5.5 million, $50,000 and $300,000, respectively. We assess our letter of credit needs in support of each reinsurance agreement. If determined to be necessary, we will undertake to develop facilities for future letters of credit and trust arrangements in support of additional reinsurance agreements.

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

     These forward-looking statements are subject to change and uncertainty that are beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect on our business. We cannot assure you that future developments will be in accordance with our expectations or that the effect of future developments will be those we anticipate. Actual results could differ materially from those we expect, depending upon the outcome of certain factors, including those described in the forward-looking statements and in the Exhibit 99.3 titled “Factors That May Affect Future Results” in our 2002 Annual Report on Form 10-K. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     Our investment portfolio includes investments that are subject to changes in market values due to changes in interest rates. The impact on our investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value 0.2%, or approximately $44,000, on a portfolio valued at approximately $20.8 million at March 31, 2003. The impact on our investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 0.2%, or approximately $36,000. The foregoing reflects the use of an immediate time horizon. Credit spreads are assumed to remain constant in these hypothetical examples.

ITEM 4.    CONTROLS AND PROCEDURES

     Within the 90-day period prior to the date of this report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-14(c) of the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures were effective, in all material aspects, to ensure that information required to be disclosed in the reports we file with the Securities and Exchange Commission is recorded, processed, summarized, and reported as and when required.

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

     There were no changes in securities during the three months ended March 31, 2003.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the first quarter of 2003, no matters were submitted to our security holders for a vote.

ITEM 5.    OTHER INFORMATION

     On May 1, 2003, Prudential Financial, Inc. completed its purchase of American Skandia Life Assurance Corporation. It is unclear what impact the announced transaction will have upon the reinsurance business between American Skandia and Global Preferred.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Renewal of the Employment Agreement by and between the Registrant and Bradley E. Barks, effective March 1, 2003.
10.2	Renewal of the Employment Agreement by and between the Registrant and Caryl P. Shepherd, effective February 1, 2003.
10.3	Renewal of the Employment Agreement by and between the Registrant and Thomas J. Bobowski, effective March 4, 2003.
99.1	Certification by Edward F. McKernan, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Bradley E. Barks, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A Current Report on Form 8-K was filed with the Securities and Exchange Commission on March 12, 2003 to disclose the formation of two new subsidiaries of Global Preferred Holdings, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Duluth, State of Georgia on the 15th day of May, 2003.

GLOBAL PREFERRED HOLDINGS, INC

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Bradley E. Barks

Bradley E. Barks
Chief Financial Officer