Form 10-Q
period 2003-06-30
GLOBAL PREFERRED HOLDINGS INC
filed 2003-08-14
CIK 947716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

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

      As of August 8, 2003, there were 4,141,684 shares of common stock outstanding.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Balance Sheets

	December 31,	June 30,
	2002	2003

Assets		(Unaudited)
Fixed maturity securities – available for sale (amortized cost of $2,673,762 and $3,064,706 for 2002 and 2003, respectively)	$2,798,190	$3,196,467
Cash and cash equivalents	15,858,256	22,102,241
Investment income due and accrued	80,882	70,274
Accounts receivable	215,500	—
Reinsurance balances receivable	3,078,949	1,958,144
Reinsured policy loans	1,115,994	1,176,160
Deferred acquisition costs	49,850,309	47,972,317
Prepaid expenses	888,662	784,707
Current income tax recoverable	172,500	125,185
Fixed assets (net of accumulated depreciation of $240,439 and $288,204 for 2002 and 2003, respectively)	215,095	167,330

Total assets	$74,274,337	$77,552,825

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$16,923,775	$18,939,147
Reinsurance balances payable	42,130	—
Accrued expenses and accounts payable	473,636	462,319
Accrued interest payable	158,219	156,678
Long term debt	5,000,000	5,000,000
Deferred tax liability	8,354,722	8,770,146

Total liabilities	30,952,482	33,328,290

Stockholders’ equity:
Common stock, par value $.001, 50,000,000 shares and 15,000,000 shares authorized for 2002 and 2003, respectively; 4,149,074 shares issued for 2002 and 2003	4,149	4,149
Additional paid-in capital	23,326,026	23,326,026
Accumulated other comprehensive income	82,125	86,963
Retained earnings	19,958,822	20,856,664
Treasury stock, at cost (7,390 shares)	(49,267)	(49,267)

Total stockholders’ equity	43,321,855	44,224,535

Total liabilities and stockholders’ equity	$74,274,337	$77,552,825

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Revenues:
Premiums	$4,532,290	$4,363,568	$9,089,700	$8,752,063
Reinsured policy revenues	3,559,193	3,258,208	7,154,943	6,490,052
Net investment income	188,030	87,903	402,381	170,889
Net realized gain (loss) on investments	(649)	—	7,338	—
Other income	—	5,506	—	5,509

Total revenues	8,278,864	7,715,185	16,654,362	15,418,513

Benefits and expenses:
Benefits, claims and settlement expenses	2,638,067	2,455,020	4,671,831	4,730,590
Change in future policy benefits	410,664	196,255	857,677	507,006
Reinsurance expense allowances, net	2,124,752	2,082,273	4,334,456	4,156,510
Amortization of deferred acquisition costs	1,071,799	1,280,815	2,190,504	2,656,241
Operating expenses	694,751	945,390	1,421,455	1,821,869
Interest expense	96,904	93,493	191,075	185,959

Total benefits and expenses	7,036,937	7,053,246	13,666,998	14,058,175

Income before income tax	1,241,927	661,939	2,987,364	1,360,338
Income tax expense	(418,688)	(225,039)	(1,012,137)	(462,496)

Net income	$823,239	$436,900	$1,975,227	$897,842

Basic earnings per share	$0.20	$0.11	$0.48	$0.22

Diluted earnings per share	$0.20	$0.11	$0.48	$0.22

Weighted-average common shares outstanding	4,141,684	4,141,684	4,141,684	4,141,684

Total weighted-average common and common equivalent shares outstanding	4,141,684	4,141,684	4,141,684	4,141,684

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,

	2002	2003

Cash flows from operating activities:
Net income	$1,975,227	$897,842
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	2,206,696	2,704,005
Deferred tax expense	1,012,137	412,931
Net realized gain (loss) on investments	(7,338)	—
Change in:
Investment income due and accrued	26,981	10,608
Accounts receivable	—	215,500
Reinsurance balances receivable	960,388	1,120,805
Reinsured policy loans	(112,288)	(60,166)
Deferred acquisition costs	(12,478,256)	(778,249)
Prepaid expenses	(128,710)	103,955
Current income tax recoverable	(178,355)	47,315
Future policy benefits	3,331,224	2,015,372
Reinsurance balances payable	551,883	(42,130)
Accrued expenses and accounts payable	332,191	(11,317)
Accrued interest payable	(1,541)	(1,541)
Current income tax payable	(413,299)	—

Net cash provided by (used in) operating activities	(2,923,060)	6,634,930

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	1,372,284	—
Proceeds from principal payments on mortgage-backed securities of available-for-sale securities	381,491	463,670
Proceeds from maturity of available-for-sale securities	200,000	200,000
Purchase of available-for-sale securities	(999,638)	(1,054,615)
Purchase of fixed assets	(36,444)	—

Net cash provided by (used in) investing activities	917,693	(390,945)

Cash flows from financing activities:
Prepaid expenses – deferred offering costs	(1,611,946)	—

Net cash used in financing activities	(1,611,946)	—

Net increase (decrease) in cash and cash equivalents	(3,617,313)	6,243,985
Cash and cash equivalents at beginning of period	8,062,110	15,858,256

Cash and cash equivalents at end of period	$4,444,797	$22,102,241

Supplemental disclosure of cash flow information:
Interest paid	$192,616	$187,500

Income taxes paid	$591,654	$2,250

      See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Consolidated Financial Statements
June 30, 2003
(Unaudited)

1. Basis of Presentation

      The accompanying unaudited consolidated financial statements of Global Preferred Holdings, Inc. (“Global Preferred”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The unaudited financial statements should be read in conjunction with Global Preferred’s audited financial statements included in Global Preferred’s 2002 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

2. Deferred Tax

      Global Preferred uses the asset and liability method to record deferred income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using an effective federal income tax rate of 34%. Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes specifically excludes recognition of the “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on Global Preferred’s earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No. 109, at June 30, 2003.

3. Comprehensive Income

      SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The primary component of other comprehensive income is the unrealized gain on securities as shown under the equity section of the consolidated balance sheet. Total comprehensive income for the three months ended June 30, 2003 was $455,630 compared to $939,840 for the three months ended June 30, 2002. Total comprehensive income for the six months ended June 30, 2003 was $902,680 compared to $2,011,731 for the six months ended June 30, 2002.

4. Earnings Per Share

      Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period, in accordance with SFAS No. 128, Earnings Per Share. Diluted earnings per share is computed based on the total weighted-average number of common and common equivalent shares outstanding during the period. All outstanding stock options were anti-dilutive for the three months and six months ended June 30, 2003.

      The shares used in the computation of Global Preferred’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
(Shares in Thousands)	June 30,		June 30,

	2002	2003	2002	2003

Weighted average common shares outstanding	4,141.7	4,141.7	4,141.7	4,141.7
Dilutive effect of convertible note	—	—	312.7	—

Weighted average common shares outstanding, assuming dilution	4,141.7	4,141.7	4,454.4	4,141.7

      For the six month period ended June 30, 2002, weighted average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the conversion of the convertible note issued to Money Services, Inc. The conversion price of the note is $15.99 per common share based on the maturity value of the convertible note. For the three month period ended June 30, 2002 and the three and six month periods ended June 30, 2003, the incremental shares issued and the income impact upon the conversion of the convertible note were excluded because they would have been anti-dilutive. The outstanding stock options along with the convertible note could be dilutive in the future.

      The income available to common shareholders used in the computation of the company’s basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended
(Dollars in Thousands)	June 30,		June 30,

	2002	2003	2002	2003

Income available to common shareholders	$823.2	$436.9	$1,975.2	$897.8
Income impact of assumed conversion of convertible note	—	—	120.4	—

Income available to common shareholders with assumed conversion	$823.2	$436.9	$2,095.6	$897.8

5. Common Stock

      Shares of convertible preferred stock issued in June and July 2000 were converted to common stock on January 1, 2002. No other changes to our common stock occurred during 2002 or 2003.

6. Stock Options

      Global Preferred’s employee stock incentive plan and directors stock option plan (the “stock option plans”) are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. As the exercise price of all options granted under the stock option plans did not exceed the fair value of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income. The following table illustrates the effect on net income and earnings per share if Global Preferred had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock option plans as of the dates reported.

      SFAS No. 123 requires the development of an estimate of the fair value of options granted. While Global Preferred believes that option pricing models, such as binomial and Black-Scholes, provide the best estimate of the fair value of the options granted, these valuation models have limitations. In management’s opinion, these models may not necessarily provide a reliable single measure of the fair value of Global Preferred’s stock options, because (i) Global Preferred’s employee and director stock options have characteristics significantly different from those of traded options, (ii) there is no active trading market in Global Preferred’s capital stock and the stock therefore does not have a readily ascertainable fair market value, and (iii) changes in the subjective input assumptions can materially affect the fair value estimate. In addition, options give the option holder the right, but not the obligation, to buy Global Preferred’s common stock at a fixed price in the future regardless of the fair value of the common stock at the purchase date, therefore, there is no guarantee that the options will ever have any tangible value. Global Preferred has used a binomial option valuation model to determine fair value of its employee and director stock options.

      For purposes of this pro-forma disclosure, the estimated fair value of the options is assumed to be amortized as a stock-based compensation expense over the options’ vesting periods.

(In Thousands—Except Per Share Amounts)	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

Net income, as reported	$436.9	$897.8
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(7.6)	(7.6)

Pro-forma net income	$429.3	$890.2

Reported basic earnings per common share	$0.11	$0.22

Reported diluted earnings per common share	$0.11	$0.22

Pro-forma basic earnings per common share	$0.10	$0.21

Pro-forma diluted earnings per common share	$0.10	$0.21

      In 2002, Global Preferred established the Global Preferred Holdings, Inc. Stock Incentive Plan (the “Stock Incentive Plan”). The aggregate number of shares of common stock reserved for issuance under the Stock Incentive Plan is 1.5 million shares. Awards granted under the Stock Incentive Plan may be stock appreciation rights, restricted stock, stock options intended to qualify as “incentive stock options” or nonqualified stock options. The term of the options, including vesting, exercise price and expiration date, are determined by the Compensation Committee of the Board of Directors at the date of the grant. No options may be granted under the Stock Incentive Plan after July 30, 2012. The purpose of the Stock Incentive Plan is to attract and retain experienced, knowledgeable employees and to align the interests of these employees with Global Preferred’s stockholders.

      Also in 2002, Global Preferred adopted and the stockholders ratified the Global Preferred Holdings, Inc. Directors Stock Option Plan (the “Directors Option Plan”). This plan was subsequently amended by the Board of Directors, which amendment was ratified by the stockholders in June 2003. The aggregate number of shares of common stock reserved for issuance under the Directors Option Plan is 280,000 shares. Options granted under the Directors Option Plan generally vest over a 3 to 4 year period and the exercise price is not less than the fair value of the shares of common stock subject to the options granted as of the date of grant, as determined by the Board of Directors. No options may be granted under the Directors Option Plan after January 9, 2012. The purpose of the Stock Incentive Plan is to attract and retain experienced, knowledgeable directors and to align the interests of Global Preferred’s directors with the stockholders.

      Options granted by the Company currently expire no later than 10 years from the grant date and generally vest within 4 years. The exercise price of all options outstanding as of June 30, 2003 is $10.46. Additional information with respect to stock option plan activity is as follows:

		Outstanding Options

	Shares Available	Number of	Weighted Average
(Shares in Thousands)	for Options	Shares	Exercise Price

December 31, 2002	1,780.0	0	N/A
Grants	(249.3)	249.3	$10.46

June 30, 2003	1,530.7	249.3	$10.46

Options exercisable at:
December 31, 2002		0.0	N/A
June 30, 2003		81.9	$10.46

      In May 2003, the Compensation Committee of the Board of Directors granted options to purchase an aggregate of 170,688 shares of common stock to certain employees in order to retain employees due to competitive market conditions and to provide additional incentive to such persons to increase the value of Global Preferred’s stock. Pursuant to the ratification of the amendment to the Directors Option Plan, in June 2003, the non-employee directors of Global Preferred were granted options to purchase 78,625 shares of Global Preferred’s common stock for the same reasons.

      These options will expire if not exercised prior to their expiration dates, the latest of which is May 2013. No options have been exercised.

      The fair value of options granted in 2003 reported above was estimated at the date of grant using a binomial option valuation model. The following assumptions were used in determining the SFAS No. 123 expense associated with the stock option plans. The volatility used was 0%; the risk free interest rate was 3%; dividend yield was 0%; the gross director termination rate was 0%; and the gross employee termination rate was 20%. Options were assumed to be exercised at varying rates depending upon the excess of the fair value of Global Preferred’s common stock modeled over the strike price of the option. These rates varied from 0% where the excess of the fair value of the common stock over the strike price of the option was $0 to 34% per year when this excess was $8 or higher. The weighted average estimated fair value of employee and director stock options granted during 2003 using SFAS No. 123 assumptions was $0.24 and zero, respectively.

7. Accounting Pronouncements

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

      In April 2003, the Financial Accounting Standards Board (“FASB”) cleared Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments, which includes guidance with respect to modified coinsurance arrangements involving fixed account products. Global Preferred does not have any modified coinsurance reinsurance treaties involving fixed account products and therefore this issue is not expected to have a material impact on Global Preferred’s financial statements.

      The FASB recently issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The provisions of this statement provide guidelines on how companies recognize certain financial instruments with characteristics of both liabilities and equity. It requires certain financial instruments, which were previously treated as equity, to be classified as a liability. The provisions of this statement are effective for financial statements issued on or after June 15, 2003. The adoption of this statement is not expected to have a material impact on Global Preferred’s financial statements.

      In 2002, FASB issued SFAS No. 145, SFAS No. 146 and SFAS No. 147 dealing with extinguishment of debt, exit and disposal activities and acquisitions of financial institutions, respectively. The provisions of these standards do not have a material impact on Global Preferred’s financial statements. The FASB also issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, in 2002. Global Preferred has implemented the disclosure requirement of this standard in conjunction with its reporting of employee stock compensation.

      Also, in 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and in January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The interpretations issued are not expected to have a material impact on Global Preferred’s financial statements.

      In July 2003, the Accounting Standards Executive Committee issued Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The provisions of this SOP are effective for financial statements for fiscal years beginning after December 15, 2003 and require, among other things, an explicit approach to account for guaranteed minimum death benefits for certain variable annuity policies. Under the explicit approach, a guaranteed minimum death benefit liability is established with the change in the liability included in gross profits used to determine the amortization of the deferred acquisition costs. A change to the explicit approach from current methods would result in an increase in future policy benefits and an increase in deferred acquisition costs. While the Company has not fully quantified the effect of these changes, management does not expect them to have a material impact on Global Preferred’s financial statements.

8. Segment Reporting

      Global Preferred defines reportable segments based on the nature of its reinsurance agreements and the accounting treatment used for the various reinsurance agreements. Based on this definition, two reportable segments have been identified: non-universal life-type agreements and universal life-type agreements (as each is referenced in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, paragraphs 44 and 45). Global Preferred reinsures certain variable universal life insurance policies on a renewable term basis, which are reported below as Non-Universal Life-Type Agreements and, as such, these revenues are classified as premium revenue. Renewable term reinsurance involves the reinsurance of mortality risk whereby premiums are not directly related to the premium rates on the original plan of insurance. Global Preferred’s renewable term agreements are accounted for under SFAS No. 60, Accounting and Reporting by Insurance Enterprises, accounting principles. Global Preferred reinsures variable annuity contracts and certain other variable universal life insurance policies on a coinsurance and modified coinsurance basis, which are reported below as Universal Life-Type Agreements and, as such, these revenues are classified as reinsured policy revenues. Coinsurance involves the reinsurance of mortality and investment risks on the same basis as that of the underlying policies. The ceding life companies and Global Preferred share in these risks on a pro rata basis. Global Preferred’s existing coinsurance and modified coinsurance agreements are accounted for under SFAS No. 97 accounting principles.

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

SEGMENT REPORTING

Three Months Ended June 30,	2002				2003

	Non-Universal	Universal			Non-Universal	Universal
(Dollars in thousands)	Life-Type	Life-Type	Other	Total	Life-Type	Life-Type	Other	Total

Premiums	$4,532	$—	$—	$4,532	$4,364	$—	$—	$4,364
Reinsured policy revenues	—	3,559	—	3,559	—	3,258	—	3,258
Benefits, claims and settlement expenses*	2,409	640	—	3,049	2,220	431	—	2,651
Reinsurance expense allowances, net	1,633	491	—	2,124	1,516	566	—	2,082
Amortization of deferred acquisition costs	65	1,007	—	1,072	65	1,216	—	1,281

Underwriting profit	425	1,421	—	1,846	563	1,045	—	1,608
Net investment income	36	73	79	188	2	60	25	87
Net realized gain on investments	—	—	—	—	—	—	—	—
Other income	—	—	—	—	—	—	6	6
Other expenses	32	79	681	792	29	66	944	1,039

Segment operating income (loss) before income tax	429	1,415	(602)	1,242	536	1,039	(913)	662
Income tax expense (benefit)	145	477	(203)	419	182	353	(310)	225

Segment net income (loss)	$284	$938	$(399)	$823	$354	$686	$(603)	$437

Segment assets	$7,832	$60,184	$6,680	$74,696	$5,930	$50,791	$20,832	$77,553

*	Benefits, claims and settlement expenses include change in future policy benefits.

Six Months Ended June 30,	2002				2003

	Non-Universal	Universal			Non-Universal	Universal
(Dollars in thousands)	Life-Type	Life-Type	Other	Total	Life-Type	Life-Type	Other	Total

Premiums	$9,090	$—	$—	$9,090	$8,752	$—	$—	$8,752
Reinsured policy revenues	—	7,155	—	7,155	—	6,490	—	6,490
Benefits, claims and settlement expenses*	4,408	1,121	—	5,529	4,217	1,020	—	5,237
Reinsurance expense allowances, net	3,202	1,133	—	4,335	3,046	1,110	—	4,156
Amortization of deferred acquisition costs	73	2,118	—	2,191	159	2,497	—	2,656

Underwriting profit	1,407	2,783	—	4,190	1,330	1,863	—	3,193
Net investment income	73	133	196	402	4	115	51	170
Net realized gain on investments	—	—	7	7	—	—	—	—
Other income	—	—	—	—	—	—	6	6
Other expenses	58	117	1,437	1,612	72	163	1,773	2,008

Segment operating income (loss) before income tax	1,422	2,799	(1,234)	2,987	1,262	1,815	(1,716)	1,361
Income tax expense (benefit)	482	948	(418)	1,012	429	617	(583)	463

Segment net income (loss)	$940	$1,851	$(816)	$1,975	$833	$1,198	$(1,133)	$898

Segment assets	$7,832	$60,184	$6,680	$74,696	$5,930	$50,791	$20,832	$77,553

*	Benefits, claims and settlement expenses include change in future policy benefits.

      During the three months ended June 30, 2002 and 2003, the percentages of total premiums and reinsured policy revenues that related to business issued by Western Reserve Life Assurance Co. of Ohio (“Western Reserve”) were 90% and 92%, respectively. The percentages of total premiums and reinsured policy revenues that related to business issued by Western Reserve for the six months ended June 30, 2002 and 2003 were 91% and 92%, respectively. During the three months ended June 30, 2002 and 2003, the percentages of total underwriting profit that related to business issued by Western Reserve were 85% and 94%, respectively. The percentages of total underwriting profit that related to business issued by Western Reserve for the six months ended June 30, 2002 and 2003 were 87% and 93%, respectively.

9. Reclassification

      Global Preferred has reclassified the presentation of certain 2002 information to conform to the 2003 presentation.

10. Employment Agreements

      Global Preferred’s executive officers, Edward F. McKernan, Bradley E. Barks, Caryl P. Shepherd and Thomas J. Bobowski, are employed pursuant to written employment agreements. Mr. McKernan’s employment agreement, which was amended in June 2003, has an initial term which expires December 31, 2005 and is automatically renewed for additional one-year periods unless either party provides written notice of termination at least 60 days in advance of the expiration date of the current term.

      Mr. Barks, Ms. Shepherd and Mr. Bobowski have employment agreements with Global Preferred, which were renewed in April 2003, and now expire December 31, 2003. The agreements are renewable by agreement of the parties for additional one-year periods. As part of the renewal of their agreements, these employees agreed to forego rights under their original employment agreements to receive certain option grants that were conditioned upon Global Preferred’s completion of a firm commitment, underwritten public offering before December 31, 2003.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Global Preferred Holdings, Inc. as of June 30, 2003 compared with December 31, 2002, and its results of operations for the three months and six months ended June 30, 2003, compared with the three months and six months ended June 30, 2002. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this report and with the MD&A and Global Preferred’s consolidated financial statements and notes thereto included in Global Preferred’s 2002 Annual Report on Form 10-K.

Overview

      Global Preferred Holdings, Inc. was incorporated in Delaware in 1995 as a holding company, owning all of the outstanding capital stock of Global Preferred Re Limited, a Bermuda company registered as a long-term insurer under the Bermuda Insurance Act 1978 (“Global Preferred Re”). Global Preferred Re, formed during 1995, commenced its reinsurance operations during 1996. During the first quarter of 2003, Global Preferred formed two additional wholly-owned subsidiaries, Global Preferred Solutions, Inc. and Global Preferred Resources, Inc. References in this report to “Global Preferred,” “we,” “us,” “our” and “our company” refer to Global Preferred Holdings, Inc. and, unless the context otherwise requires or otherwise as expressly stated, our subsidiaries, Global Preferred Solutions, Global Preferred Resources and Global Preferred Re.

      Global Preferred, through its subsidiaries, provides reinsurance for life insurance and annuity products as well as related consulting and management services, which seek to align the long-term interests between independent marketing organizations and life insurance companies by:

•	Providing actuarial and management advisory services to marketing organizations and life insurers to aid clients in their assessment of the strategic and structural benefits of sharing the economics of the business produced through their distributor-insurer relationships;

•	Providing a management support structure to leverage core competencies and provide economies of scale to marketing organizations, banks, broker/dealers, and insurance companies who are considering the formation of, or have formed, a producer-owned reinsurance enterprise; and

•	Providing a reinsurance platform to marketing organizations that permits the members of the marketing organization and Global Preferred, either directly or indirectly, to share in a portion of the business reinsured for the benefit of the independent marketing organization, thus aligning Global Preferred’s interests with the interests of the marketing organization.

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

      Under coinsurance and modified coinsurance agreements, our reinsurance premiums are materially higher than premiums paid on the renewable term reinsurance since we are reinsuring more risks. During the first year in which a policy is reinsured on a coinsurance or modified coinsurance basis, we are required to reimburse the ceding life company for our share of acquisition costs, including first year commissions and issuance expenses. Consequently, our net cash outlays could be as much as, or more than, the first year life insurance premiums and as much as 10% of annuity premiums. In year two and beyond, however, our cash outlays for reinsurance allowances are significantly lower than in the first year of a policy.

Financial Statement Impact of Reinsurance

      The Securities and Exchange Commission’s Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies used in the preparation of financial statements. Additional information included elsewhere herein and in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K, for the year ended December 31, 2002, includes a summary of the accounting policies used in the preparation of our consolidated financial statements.

Income Statement Impact

      Reinsurance Revenues. For renewable term reinsurance, we record as “premiums” the amount of reinsurance premiums we receive over the payment periods of the reinsured policies. For policies reinsured on a coinsurance or modified coinsurance basis, we record as “reinsured policy revenues” our proportionate share of the gross revenues received by the ceding life company over the period of time that we reinsure the policies. These revenues represent the policy mortality and expense charges, asset-based allowances and deferred sales charges that have been assessed against the reinsured policy account balances.

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

      Deferred acquisition costs are amortized over the lives of the underlying policies, in conformity with the terms of the reinsurance agreement. Under the renewable term agreements, the rate of amortization is based upon assumptions applicable at the time the policies are reinsured, such as estimates of expected investment yields, mortality, persistency and expenses. The amortization is in proportion to the ratio of premiums collected during the then current period to total anticipated premiums and is adjusted to reflect actual persistency of the insurance in effect. To the extent fewer policies persist than otherwise anticipated, the amortization will be greater. Conversely, to the extent more policies persist than otherwise anticipated, the amortization will be smaller.

      Under the coinsurance and modified coinsurance agreements, the amortization of the deferred acquisition costs is in proportion to the ratio of gross profits recognized during the then current period to total anticipated future gross profits. During each accounting period, assumptions used in calculating the amortization of the deferred acquisition expense reflect actual experience for the then current accounting period. We also review, on a periodic basis, our evolving experience with regard to our assumptions concerning future experience as to mortality, persistency, investment yields, and expenses in determining our estimate of anticipated future gross profits. This periodic review is commonly referred to as “unlocking.” Our normal period of observation is from October 1 of the previous calendar year through

September 30 of the current calendar year. If we believe variances from expected assumptions are other than temporary, we will change the assumptions we use with regard to future experience. Upon adoption of any change in assumptions used with regard to future experience, the amortization of the deferred acquisition cost will be recalculated and reflected during the then current accounting period.

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

      Liabilities for future policy benefits under coinsurance and modified coinsurance agreements equal reinsured policy account balances on the underlying life insurance and annuity policies. With regard to the separate account benefits reinsured on a modified coinsurance basis, we record the liabilities as an offset to related assets as our intentions and rights under the agreements with the ceding life companies meet the appropriate conditions governing rights of setoff. Separate account benefits and related assets reinsured on a modified coinsurance basis total $260.1 million as of June 30, 2003. The nature of separate account benefits under variable life insurance or variable annuity policies do not permit us to reinsure those benefits on a coinsurance basis. We currently reinsure the fixed account portion of life insurance and annuity policies only on a coinsurance basis and, accordingly, the liabilities for that portion of the reinsurance are recorded as future policy benefits.

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

      We have four separate reinsurance agreements with Western Reserve that cover variable universal life insurance and variable annuity policies issued by Western Reserve on or after January 1, 1992, which are sold by independent agents of an IMO member of the AEGON Group. These agreements were entered into on July 1, 1996, January 1, 1998, April 1, 1998, and October 1, 1999, respectively. The agreement with American Skandia began on January 1, 1997 and covers policies on an American Skandia variable annuity product issued between January 1, 1997 and December 31, 2002 sold by those same agents. The Zurich Kemper agreement was effective September 1, 1996 and covers all policies on a Kemper variable universal life product issued between September 1, 1996 and March 31, 2001 sold by those agents. Our agreement with Pacific Life was signed on June 25, 2001 and covers policies on a variable universal life product issued on or after January 1, 2001, sold by those agents.

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

Rights to Increase Business under Existing Contracts

      Reinsurance of In Force Business and New Business with Western Reserve. In June 2001, we entered into a First Right Agreement with Western Reserve that provides us a first right to reinsure certain new products issued by Western Reserve or its U.S. affiliates that are sold by independent agents of an IMO member of the AEGON Group, as follows:

•	We have the contractual right, through December 31, 2003, to commence reinsurance of the Freedom Elite Builder variable universal life insurance polices and riders issued by Western Reserve from January 1, 2002 through December 31, 2002; and through March 31, 2004, to commence reinsurance of the Freedom Elite Builder or any subsequently introduced single life variable universal life insurance policies and riders issued by Western Reserve from January 1, 2003 through March 31, 2004, up to 20% on a coinsurance and modified coinsurance basis.

•	We also have the right, through March 31, 2006, to prospectively reinsure on a monthly renewable term basis up to 20% of all new single life variable universal life insurance policies issued after January 1, 2002.

•	We have the contractual right to prospectively increase our reinsurance quota share percentages, up to a maximum ranging from 40% to 50%, on certain new variable annuity products issued through December 31, 2003.

•	These rights, which are subject to minimum sales volume thresholds, automatically extend for one-year renewal periods unless either party gives notice of termination 180 days prior to the expiration of the applicable term. Our decision to exercise these contractual rights will be made from time to time during the term of the First Right Agreement and such decisions will be based on a number of relevant factors, including the attractiveness of the reinsurance rates prescribed by the agreement, the volume of business, and our available capital capacity.

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

      We intend to enter into agreements with other IMOs similar to a directed reinsurance agreement we currently have with an IMO member of the AEGON Group, pursuant to which the IMO has agreed to use commercially reasonable efforts to assist us in attaining the opportunity to reinsure all insurance products sold by its agents for insurance companies with which it has selling agreements, other than Western Reserve and Western Reserve’s affiliates. Additionally, the agreement provides that the IMO will use commercially reasonable efforts to cooperate with us in our negotiations to establish reinsurance relationships with life insurance companies and provide certain benefits to the companies that reinsure their business through us.

Our Current Reinsurance Agreements

      The life insurance and annuity policies that we have reinsured to date are underwritten and issued by Western Reserve, American Skandia, Zurich Life, and Pacific Life. The following table indicates the percentage of our reinsurance revenues derived from our ceding life companies:

			Six
	Year Ended		Months Ended
	December 31,		June 30,

	2001	2002	2003

Western Reserve	89%	91%	92%
American Skandia	9%	8%	7%
Zurich Life	2%	1%	1%
Pacific Life(1)	— (2)	— (2)	— (2)

Total	100%	100%	100%

(1)	This agreement was effective as of January 1, 2001.

(2)	Less than 1%.

      The following table indicates, by ceding life company: (1) the names and types of insurance products we currently reinsure; (2) the type of reinsurance agreement applicable to each; (3) policy issue dates reinsured under each agreement; and (4) the commencement date of the reinsurance.

Reinsurance
				Policy Issue	Commencement
Ceding Life Company	Reinsured Product Name	Product Type (1)	Reinsurance Type (2)	Dates	Date

Western Reserve Western Reserve Western Reserve Western Reserve Western Reserve Western Reserve Western Reserve Zurich Life Pacific Life American Skandia Western Reserve Western Reserve	Freedom Equity Protector
Financial Freedom Builder
Financial Freedom Builder
Financial Freedom Builder
Financial Freedom Builder
Financial Freedom Builder
Freedom Elite Builder
Power VUL
Select Exec II
Imperium
Freedom Wealth Creator
	Freedom Premier	VUL VUL VUL VUL VUL VUL VUL VUL VUL VA VA VA	MRT MRT Co/Modco MRT Co/Modco MRT Co/Modco MRT YRT Modco Co/Modco Co/Modco	1/92 to 12/99 7/97 to 3/98 4/98 to 12/98 1/99 to 3/01 4/01 to 12/01 1/02 to 12/02 7/01 to 12/01 9/96 to 3/01 1/01 to present 1/97 to 12/02 1/98 to 12/01 10/00 to present	7/96 7/97 4/98 10/99 1/02 10/99 1/02 9/96 1/01 1/97 1/98 10/00

(1)	“VUL” means variable universal life product. “VA” means variable annuity product.

(2)	“MRT” means monthly renewable term. “YRT” means yearly renewable term. “Co/Modco” means coinsurance and modified coinsurance.

      Under our reinsurance agreements with the ceding life companies, we currently reinsure variable life insurance and variable annuity policies on either a renewable term basis or a coinsurance and modified coinsurance basis. The policies we reinsure on a renewable term basis represented 57% of our reinsurance revenues for the three months ended June 30, 2003. The policies we reinsure on a coinsurance and modified coinsurance basis represented 43% of our reinsurance revenues for the same period. Of the 43%, 26% relates to variable life insurance policies and 17% relates to variable annuity policies.

Results of Operations

      Three Months and Six Months Ended June 30, 2003 Compared to Three Months and Six Months Ended June 30, 2002

      The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

	(As a percentage of total revenue)
Consolidated Statements of Income Data:
Revenues:
Premiums	55%	57%	55%	57%
Reinsured policy revenues	43	42	43	42
Net investment income	2	1	2	1
Net realized gain (loss) on investments	—	—	—	—
Other income	—	—	—	—

Total revenues	100%	100%	100%	100%

Benefits and expenses:
Benefits, claims and settlement expenses	32	32	28	31
Change in future policy benefits	5	2	5	3
Reinsurance expense allowances, net	26	27	26	27
Amortization of deferred acquisition costs	13	17	13	17
Operating expenses	8	12	9	12
Interest expense	1	1	1	1

Total benefits and expenses	85	91	82	91

Income before income tax	15	9	18	9
Income tax expense	(5)	(3)	(6)	(3)

Net income	10%	6%	12%	6%

Revenues

      Premiums. Premiums decreased $169,000, or 4%, and $338,000, or 4%, for the quarter and the six months ended June 30, 2003, respectively, compared to the same periods in 2002. The majority of the premium decrease was due to the decreasing business in force under the renewable term agreements. Policies in force are decreasing because the number of policy surrenders and lapses currently exceed the number of new policies reinsured.

      Reinsured Policy Revenues. Reinsured policy revenues decreased $301,000, or 8%, and $665,000, or 9%, for the quarter and the six months ended June 30, 2003, respectively, compared to the same periods in 2002. This decrease was primarily attributable to revenues associated with our variable annuity coinsurance and modified coinsurance agreements, which declined from $1.6 million for the three months ended June 30, 2002 to $1.3 million for the same period in 2003, a decrease of $314,000, or 19%. This was partially offset by an increase in revenues of $13,000 from variable universal life business. Decreasing revenues for variable annuity business has resulted from a decline in mortality and expense charges and asset-based allowances associated with lower account values, due to the decline in the equity markets and policy surrenders.

      Net Investment Income and Net Realized Gain on Investments. Net investment income decreased $100,000, or 53%, and $231,000, or 58%, for the quarter and the six months ended June 30, 2003, respectively, compared to the same periods in 2002, primarily due to the decreased size of our fixed maturity securities portfolio. The decrease in our fixed maturity securities portfolio resulted from the sale of $9.9 million of fixed maturity securities in 2002, with the majority being sold in December 2002. The proceeds from these sales were held in cash and cash equivalents. There were no sales of fixed maturity securities for the six months ended June 30, 2003, thus no gains or losses were realized. The sale of fixed maturity securities for the six months ended June 30, 2002 resulted in a net realized gain on investments of $7,000. The gains in 2002 were caused by a decline in market yields, which resulted in an increase in the fair value of the fixed maturity securities in our portfolio.

Benefits and Expenses

      Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses decreased $183,000, or 7%, and increased $59,000, or 1%, for the quarter and the six months ended June 30, 2003, respectively, compared to the same periods in 2002. The decrease was due to a decrease in the incidence of death claims and the declining aggregate face value of insurance partially offset by the increasing age of the policies reinsured. The increase was primarily associated with an increase in the average death claim size and the increasing age of the policies reinsured partially offset by a decline in the aggregate face value of insurance. The aggregate face value of insurance underlying the policies we reinsured at June 30, 2002 was $9.0 billion compared to $8.0 billion at June 30, 2003.

      Change in Future Policy Benefits. Change in future policy benefits decreased $214,000, or 52%, and $351,000, or 41%, for the quarter and the six months ended June 30, 2003, respectively, compared to the same periods in 2002. The decrease resulted from a reduction in new policies reinsured on a monthly renewable term basis beginning in 2003.

      Reinsurance Expense Allowances, Net. Net reinsurance expense allowances decreased $42,000, or 2%, and $178,000, or 4%, for the quarter and the six months ended June 30, 2003, respectively, compared to the same periods in 2002. These amounts reflect the decrease in business in force due to policy lapse and surrender activity and the decline in the equity markets.

      Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $209,000, or 20%, and $466,000, or 21%, for the quarter and the six months ended June 30, 2003, respectively, compared to the same periods in 2002. The increase in amortization primarily resulted from lower fund based revenues and lower death claims associated with the variable universal life coinsurance and modified coinsurance business, which was partially offset by certain refinements to estimated future gross profits.

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

      Operating Expenses. Operating expenses increased $251,000, or 36%, and $400,000, or 28%, for the quarter and the six months ended June 30, 2003, respectively, compared to the same periods in 2002. These expenses include salaries and benefits, professional fees for legal, actuarial and accounting expenses and other operating expenses. The majority of the increase for the quarter ended June 30, 2003 was attributable to increases in our directors and officers’ insurance premiums, legal fees, rent expense, consulting fees and Delaware franchise taxes, offset by a decrease in salaries, bonuses and benefits due to a reduction in employee bonuses and a reduction in staffing.

      Interest Expense. Interest expense decreased $3,000, or 4%, and $5,000, or 3%, for the quarter and the six months ended June 30, 2003, respectively, compared to the same periods in 2002. The decrease was due to the interest associated with the $7.2 million settlement paid to Western Reserve on April 2, 2002 to fund the reinsurance amendments that were effective January 1, 2002.

      Income Taxes. Due to lower levels of income before income taxes, income taxes decreased $194,000, or 46%, and $550,000, or 54%, for the quarter and the six months ended June 30, 2003, respectively, compared to the same periods in 2002. Income before income taxes is comprised of income subject to taxes that is recognized and due in the current period and income subject to taxes that is recognized during the current period but is due in future periods. The “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of current taxable income. As of June 30, 2002 and 2003, we had no current taxable income and, as a result, we were unable to take advantage of any of the small life insurance company deduction. As of June 30, 2003, however, we were subject to alternative minimum tax. During 2002 and 2003 our effective tax rate was 34%.

      In accordance with SFAS No. 109, Accounting for Income Taxes, we have $6.5 million of net operating loss carryforwards, which begin to expire in 2018. These net operating loss carryforwards at a 34% effective tax rate are included as an offset to the deferred tax liability. It is our belief that it is more likely than not that the deferred tax assets will be realized as an offset against future taxable income, however, if we do not have sufficient taxable income in the future to utilize this asset, a write-off may result, thereby reducing our net income.

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

      Our primary source of liquidity was $22.1 million in consolidated cash and cash equivalents at June 30, 2003. The effective duration of our fixed maturity portfolio is 1.3 years with 100% of the fixed maturity securities having an effective maturity of less than 5 years. Our fixed maturity portfolio represents all of our invested assets, and has an average Moody’s quality rating of Aa3.

      Our capital structure consists of long-term debt and equity. Our long-term debt is comprised of a $5 million, five-year convertible term note to Money Services, Inc. due on July 29, 2004. Money Services is a subsidiary of AEGON USA, Inc. Proceeds of this note were used to reduce a portion of the outstanding principal balance on a line of credit with Money Services from $10 million to $5 million. Interest is payable on the note at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. Money Services has the right to convert the outstanding principal balance of this note into common stock at any time. Upon conversion, Money Services would receive 6.255 shares of common stock for each $100 of the outstanding principal amount of the note, for a total of 312,750 shares, which reflects our three-for-two stock split in 2001. We have the option to redeem the note, in whole or in part, before maturity. To redeem the note before maturity, we must pay all principal, plus interest accrued from the date of the note through the redemption date at a higher effective interest rate of 9% per annum. As of June 30, 2003, we had an outstanding principal balance on the term note of $5 million and accrued interest of $156,678.

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

      Net cash flows provided by (used in) operating activities were ($2.9 million) and $6.6 million for the six months ended June 30, 2002 and 2003, respectively. Changes in cash provided by operating activities primarily relate to: amounts of reinsurance premiums and policy revenues received; claims, reinsurance expense allowances and operating expenses paid; and changes in working capital. Cash flows were used in operating activities in 2002 primarily because of the $7.2 million settlement paid to Western Reserve to fund the reinsurance amendments. Cash flows provided by operating activities increased in 2003 because we utilized less cash to acquire new reinsurance business.

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

      Net cash flows provided by (used in) investing activities were $918,000 and ($391,000) for the six months ended June 30, 2002 and 2003, respectively. The cash flows used in 2003 were the result of the purchase of $1.1 million of available-for-sale securities offset by the maturities and principal payments from available-for-sale securities of $664,000. The cash flows provided in 2002 were the result of maturities, principal payments and sales of available-for-sale securities of $2.0 million offset by the purchase of $1.0 million of available-for-sale securities and fixed assets. We have incurred no significant capital expenditures during 2003.

      Financing Cash Flows. Net cash flows used in financing activities were $1.6 million for the six months ending June 30, 2002. Changes in cash used in financing activities in 2002 related to the cash paid for activities related to the public offering (deferred offering costs), which were recorded as prepaid expenses on the consolidated balance sheet. No financing activities occurred during the six months ended June 30, 2003.

      Restrictions. Global Preferred Holdings, Inc. is a holding company with no direct operations, and whose principal assets are the capital stock of Global Preferred Re and $3.2 million of cash and invested assets, as of June 30, 2003. Global Preferred Holdings, Inc. relies primarily on funds retained at the holding company level, debt service on amounts loaned to Global Preferred Re, service fees and potential dividends from Global Preferred Re to meet ongoing cash requirements. The ability of Global Preferred Re to pay dividends to Global Preferred Holdings, Inc. is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda. During the six months ended June 30, 2003, Global Preferred Re paid no dividends to Global Preferred Holdings, Inc. Global Preferred Re must also maintain the required minimum solvency margin of $250,000 as a long-term insurer in Bermuda.

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

      Our investment portfolio includes investments that are subject to changes in market values due to changes in interest rates. The impact on our investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 0.6%, or approximately $143,000, on a portfolio valued at approximately $24.4 million at June 30, 2003. The impact on our investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 0.6%, or approximately $155,000. The foregoing reflects the use of an immediate time horizon. Credit spreads are assumed to remain constant in these hypothetical examples.

ITEM 4. CONTROLS AND PROCEDURES

      As of the most recent fiscal quarter end, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-14(c) of the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures were effective, in all material aspects, to ensure that information required to be disclosed in the reports we file with the Securities and Exchange Commission is recorded, processed, summarized, and reported as and when required.

      There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date our chief executive officer and chief financial officer carried out their evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are currently not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      There were no changes in securities during the six months ended June 30, 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      a) We held our Annual Meeting of Stockholders (the “Annual Meeting”) on June 17, 2003. The number of shares of common stock represented at the Annual Meeting, in person or by proxy, was 2,318,450 shares, or approximately 56% of the common stock entitled to vote.

      b) The following directors were elected to hold office for a term expiring at the 2004 Annual Meeting, or until their successors are elected and qualified, with the vote for each director being reflected below:

	Votes	Votes
Name	For	Withheld

Joseph F. Barone	2,289,796	28,654
Monte Holm	1,397,784	920,666
Edward F. McKernan	2,247,858	70,592
Thomas W. Montgomery	1,787,148	531,302
Milan M. Radonich	2,207,454	110,996
C. Simon Scupham	2,290,205	28,245

      The affirmative vote of the holders of a plurality of the outstanding shares of common stock represented at the Annual Meeting was required to elect each director.

      c) The proposal to approve the amendment to our Certificate of Incorporation reducing the number of authorized shares of our capital stock, reducing the par value of our preferred stock and removing the prior designations of our preferred stock was approved with 2,223,365 affirmative votes cast, 58,758 negative votes cast and 6,938 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock was required to approve the proposal.

      d) The proposal to adopt the Global Preferred Holdings, Inc. Amended and Restated Directors Stock Option Plan was approved with 2,065,322 affirmative votes cast, 231,593 negative votes cast and 21,535 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to approve the proposal.

      e) The proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the year ending December 31, 2003 was approved with 2,213,157 affirmative votes cast, 89,629 negative votes cast and 15,664 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to approve the proposal.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Amendment to Certificate of Incorporation of the Registrant, filed with the Corporations Division of the State of Delaware on June 24, 2003.

10.1	First Amendment to the Employment Agreement by and between the Registrant and Edward F. McKernan, effective April 1, 2003.

31.1	Certification by Edward F. McKernan, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Bradley E. Barks, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Edward F. McKernan, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Bradley E. Barks, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      A Current Report on Form 8-K was filed with the Securities and Exchange Commission on May 19, 2003 to disclose the earnings press release of the first quarter financial results.

      A Current Report on Form 8-K was filed with the Securities and Exchange Commission on June 26, 2003 to announce the appointment of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Duluth, State of Georgia on the 14th day of August, 2003.

GLOBAL PREFERRED HOLDINGS, INC.

By:	/s/ EDWARD F. MCKERNAN Edward F. McKernan Chief Executive Officer and President and Director

By:	/s/ BRADLEY E. BARKS Bradley E. Barks Chief Financial Officer and Senior Vice President – Finance