Form 10-Q
period 2003-09-30
GLOBAL PREFERRED HOLDINGS INC
filed 2003-11-14
CIK 947716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

__________________

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 0-23637

Global Preferred Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	58-2179041
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

6455 EAST JOHNS CROSSING, SUITE 402
DULUTH, GEORGIA 30097
(770) 248-3311
(Address, Including Zip Code and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

__________________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑

      As of November 7, 2003, there were 4,141,684 shares of common stock outstanding.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Balance Sheets
(Unaudited)

	December 31,	September 30,
	2002	2003

Assets
Fixed maturity securities – available for sale (amortized cost of $2,673,762 and $7,045,446 for 2002 and 2003, respectively)	$2,798,190	$7,308,796
Equity securities – available for sale (cost of $2,000,000 for 2003)	—	2,002,085
Cash and cash equivalents	15,858,256	17,818,312
Investment income due and accrued	80,882	90,451
Accounts receivable	215,500	11,164
Reinsurance balances receivable	3,078,949	2,349,260
Reinsured policy loans	1,115,994	1,214,128
Deferred acquisition costs	49,850,309	46,676,951
Prepaid expenses	888,662	635,480
Current income tax recoverable	172,500	93,976
Fixed assets (net of accumulated depreciation of $240,439 and $312,171 for 2002 and 2003, respectively)	215,095	153,988

Total assets	$74,274,337	$78,354,591

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$16,923,775	$19,071,441
Reinsurance balances payable	42,130	—
Accrued expenses and accounts payable	473,636	435,004
Accrued interest payable	158,219	63,699
Short term debt	—	5,000,000
Long term debt	5,000,000	—
Deferred tax liability	8,354,722	9,019,599

Total liabilities	30,952,482	33,589,743

Stockholders’ equity:
Common stock, par value $.001, 50,000,000 shares and 15,000,000 shares authorized for 2002 and 2003, respectively; 4,149,074 shares issued for 2002 and 2003	4,149	4,149
Additional paid-in capital	23,326,026	23,326,026
Accumulated other comprehensive income	82,125	175,187
Retained earnings	19,958,822	21,308,753
Treasury stock, at cost (7,390 shares)	(49,267)	(49,267)

Total stockholders’ equity	43,321,855	44,764,848

Total liabilities and stockholders’ equity	$74,274,337	$78,354,591

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Revenues:
Premiums	$4,484,848	$4,331,649	$13,574,548	$13,083,712
Reinsured policy revenues	3,441,907	3,200,173	10,596,850	9,690,225
Net investment income	168,074	95,206	570,455	266,094
Net realized gain on investments	—	—	7,338	—
Other income	—	9,497	—	15,007

Total revenues	8,094,829	7,636,525	24,749,191	23,055,038

Benefits and expenses:
Benefits, claims and settlement expenses	2,134,758	2,212,743	6,806,589	6,943,333
Change in future policy benefits	353,099	308,616	1,210,776	815,622
Reinsurance expense allowances, net	2,100,972	2,001,759	6,435,428	6,158,269
Amortization of deferred acquisition costs	2,483,943	1,566,410	4,674,447	4,222,651
Operating expenses	814,119	765,175	2,235,574	2,587,044
Costs of withdrawn offering	1,712,000	—	1,712,000	—
Interest expense	94,521	94,521	285,596	280,479

Total benefits and expenses	9,693,412	6,949,224	23,360,410	21,007,398

Income (Loss) before income tax	(1,598,583)	687,301	1,388,781	2,047,640
Income tax benefit (expense)	535,347	(235,213)	(476,790)	(697,709)

Net income (loss)	$(1,063,236)	$452,088	$911,991	$1,349,931

Basic earnings (loss) per share	$(0.26)	$0.11	$0.22	$0.33

Diluted earnings (loss) per share	$(0.26)	$0.11	$0.22	$0.33

Weighted-average common shares outstanding	4,141,684	4,141,684	4,141,684	4,141,684

Total weighted-average common and common equivalent shares outstanding	4,141,684	4,141,684	4,141,684	4,141,684

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2003

Cash flows from operating activities:
Net income	$911,991	$1,349,931
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	4,743,326	4,294,383
Costs of withdrawn offering	1,712,000	—
Deferred tax expense	459,709	616,935
Net realized gain on investments	(7,338)	—
Change in:
Investment income due and accrued	35,246	(9,569)
Accounts receivable	—	204,336
Reinsurance balances receivable	100,433	729,689
Reinsured policy loans	(105,892)	(98,134)
Deferred acquisition costs	(13,491,454)	(1,049,293)
Prepaid expenses	(858,895)	253,182
Current income tax recoverable	(174,375)	78,524
Future policy benefits	4,268,711	2,147,666
Reinsurance balances payable	175,028	(42,130)
Accrued expenses and accounts payable	(67,402)	(38,632)
Accrued interest payable	(94,520)	(94,520)
Current income tax payable	(413,299)	—

Net cash provided by (used in) operating activities	(2,806,731)	8,342,368

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	1,372,284	—
Proceeds from principal payments on mortgage-backed securities of available-for-sale securities	628,942	651,228
Proceeds from maturity of available-for-sale securities	200,000	600,000
Purchase of available-for-sale securities	(1,458,463)	(7,622,915)
Purchase of fixed assets	(222,337)	(10,625)

Net cash provided by (used in) investing activities	520,426	(6,382,312)

Cash flows from financing activities:
Prepaid expenses – costs of withdrawn offering	577,112	—
Costs of withdrawn offering	(1,712,000)	—

Net cash provided by (used in) financing activities	(1,134,888)	—

Net increase (decrease) in cash and cash equivalents	(3,421,193)	1,960,056
Cash and cash equivalents at beginning of period	8,062,110	15,858,256

Cash and cash equivalents at end of period	$4,640,917	$17,818,312

Supplemental disclosure of cash flow information:
Interest paid	$380,116	$375,000

Income taxes paid	$604,755	$2,250

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Consolidated Financial Statements
September 30, 2003
(Unaudited)

1.	Basis of Presentation

      The accompanying unaudited consolidated financial statements of Global Preferred Holdings, Inc. (“Global Preferred”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The unaudited financial statements should be read in conjunction with Global Preferred’s audited financial statements included in Global Preferred’s 2002 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

2.	Deferred Tax

      Global Preferred uses the asset and liability method to record deferred income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using an effective federal income tax rate of 34%. Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes specifically excludes recognition of the “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on Global Preferred’s earnings may ultimately prove to be less than the net deferred income tax liabilities and related expenses determined under SFAS No. 109 at September 30, 2003.

3.	Comprehensive Income

      SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The primary component of other comprehensive income is the unrealized gain on securities as shown under the equity section of the consolidated balance sheet. Total comprehensive income for the three months ended September 30, 2003 was $540,312, compared to $933,093 for the three months ended September 30, 2002. Total comprehensive income for the nine months ended September 30, 2003 was $1,442,993, compared to $1,078,638 for the nine months ended September 30, 2002.

4.	Earnings Per Share

      Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period, in accordance with SFAS No. 128, Earnings Per Share. Diluted earnings per share is computed based on the total weighted-average number of common and common equivalent shares outstanding during the period. All outstanding stock options were anti-dilutive for the three months and nine months ended September 30, 2003.

      For the three and nine month periods ended September 30, 2002 and 2003, the incremental shares issued and the income impact upon the conversion of the convertible note issued to Money Services, Inc. were excluded because they would have been anti-dilutive. The conversion price of the note is $15.99 per common share based on the maturity value of the convertible note. As of September 30, 2003, Global Preferred had 249,315 outstanding stock options, none of which were dilutive. The outstanding stock options along with the convertible note could be dilutive in the future.

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

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(In Thousands—Except Per Share Amounts)	2003	2003

Net income, as reported	$452.1	$1,349.9
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(5.7)	(13.3)

Pro-forma net income	$446.4	$1,336.6

Reported basic earnings per common share	$0.11	$0.33

Reported diluted earnings per common share	$0.11	$0.33

Pro-forma basic earnings per common share	$0.11	$0.32

Pro-forma diluted earnings per common share	$0.11	$0.32

7.	Accounting Pronouncements

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

      The FASB recently issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The provisions of this statement provide guidelines on how companies recognize certain financial instruments with characteristics of both liabilities and equity. It requires certain financial instruments, which were previously treated as equity, to be classified as a liability. The provisions of this statement are effective for financial statements issued on or after June 15, 2003. The adoption of this statement did not have a material impact on Global Preferred’s financial statements.

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

      In July 2003, the Accounting Standards Executive Committee issued Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The provisions of this SOP are effective for financial statements for fiscal years beginning after December 15, 2003 and require, among other things, an explicit approach to account for guaranteed minimum death benefits for certain variable annuity policies. Under the explicit approach, a guaranteed minimum death benefit liability is established with the change in the liability included in gross profits used to determine the amortization of the deferred acquisition costs. A change to the explicit approach from current methods would result in an increase in future policy benefits and an increase in deferred acquisition costs. While Global Preferred has not fully quantified the effect of these changes, they are not expected to have a material impact on Global Preferred’s financial statements.

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

SEGMENT REPORTING

Three Months Ended
September 30,	2002				2003

	Non-				Non-
	Universal	Universal			Universal	Universal
(Dollars in thousands)	Life-Type	Life-Type	Other	Total	Life-Type	Life-Type	Other	Total

Premiums	$4,485	$—	$—	$4,485	$4,332	$—	$—	$4,332
Reinsured policy revenues	—	3,442	—	3,442	—	3,200	—	3,200
Benefits, claims and settlement expenses*	2,086	402	—	2,488	2,182	339	—	2,521
Reinsurance expense allowances, net	1,574	527	—	2,101	1,503	499	—	2,002
Amortization of deferred acquisition costs	117	2,367	—	2,484	41	1,525	—	1,566

Underwriting profit	708	146	—	854	606	837	—	1,443
Net investment income	37	97	34	168	3	60	32	95
Net realized gain on investments	—	—	—	—	—	—	—	—
Costs of withdrawn offering	—	—	1,712	1,712	—	—	—	—
Other income	—	—	—	—	—	—	9	9
Other expenses	40	75	793	908	52	97	711	860

Segment operating income (loss) before income tax	705	168	(2,471)	(1,598)	557	800	(670)	687
Income tax expense (benefit)	236	56	(827)	(535)	191	273	(229)	235

Segment net income (loss)	$469	$112	$(1,644)	$(1,063)	$366	$527	$(441)	$452

Segment assets	$7,866	$61,251	$4,229	$73,346	$5,396	$49,755	$23,204	$78,355

*	Benefits, claims and settlement expenses include change in future policy benefits.

Nine Months Ended
September 30,	2002				2003

	Non-				Non-
	Universal	Universal			Universal	Universal
(Dollars in thousands)	Life-Type	Life-Type	Other	Total	Life-Type	Life-Type	Other	Total

Premiums	$13,575	$—	$—	$13,575	$13,084	$—	$—	$13,084
Reinsured policy revenues	—	10,597	—	10,597	—	9,690	—	9,690
Benefits, claims and settlement expenses*	6,494	1,523	—	8,017	6,399	1,360	—	7,759
Reinsurance expense allowances, net	4,776	1,660	—	6,436	4,550	1,609	—	6,159
Amortization of deferred acquisition costs	190	4,485	—	4,675	199	4,023	—	4,222

Underwriting profit	2,115	2,929	—	5,044	1,936	2,698	—	4,634
Net investment income	111	230	230	571	7	176	83	266
Net realized gain on investments	—	—	7	7	—	—	—	—
Costs of withdrawn offering	—	—	1,712	1,712	—	—	—	—
Other income	—	—	—	—	—	—	15	15
Other expenses	98	193	2,230	2,521	124	259	2,484	2,867

Segment operating income (loss) before income tax	2,128	2,966	(3,705)	1,389	1,819	2,615	(2,386)	2,048
Income tax expense (benefit)	731	1,018	(1,272)	477	620	891	(813)	698

Segment net income (loss)	$1,397	$1,948	$(2,433)	$912	$1,199	$1,724	$(1,573)	$1,350

Segment assets	$7,866	$61,251	$4,229	$73,346	$5,396	$49,755	$23,204	$78,355

*	Benefits, claims and settlement expenses include change in future policy benefits.

      During the three months ended September 30, 2002 and 2003, the percentages of total premiums and reinsured policy revenues that related to business issued by Western Reserve Life Assurance Co. of Ohio (“Western Reserve”) were 90% and 92%, respectively. The percentages of total premiums and reinsured policy revenues that related to business issued by Western Reserve for the nine months ended September 30, 2002 and 2003 were 91% and 92%, respectively. During the three months ended September 30, 2002 and 2003, the percentages of total underwriting profit that related to business issued by Western Reserve were 95% and 96%, respectively. The percentages of total underwriting profit that related to business issued by Western Reserve for the nine months ended September 30, 2002 and 2003 were 91% and 94%, respectively.

9.	Reclassification

      Global Preferred has reclassified the presentation of certain 2002 information to conform to the 2003 presentation.

10.	Employment Agreements

      Global Preferred’s executive officers, Edward F. McKernan, Bradley E. Barks, Caryl P. Shepherd and Thomas J. Bobowski, are employed pursuant to written employment agreements. Mr. McKernan’s employment agreement has an initial term which expires December 31, 2005 and is automatically renewed for additional one-year periods unless either party provides written notice of termination at least 60 days in advance of the expiration date of the current term.

      Mr. Barks, Ms. Shepherd and Mr. Bobowski have employment agreements with Global Preferred, which expire December 31, 2003. The agreements are renewable by agreement of the parties for additional one-year periods. As part of the renewal of their agreements, these employees agreed to forego rights under their original employment agreements to receive certain option grants that were conditioned upon Global Preferred’s completion of a firm commitment, underwritten public offering before December 31, 2003.

      All executive officers are eligible for an annual bonus in an amount to be determined by the board of directors. Each of the executive officers’ employment agreements includes post-employment restrictive covenants not to solicit Global Preferred’s customers or recruit Global Preferred’s employees.

11.	Contingencies

      Under its reinsurance agreements, Global Preferred is required to provide security through letters of credit for the benefit of the ceding life companies with which it has agreements. Global Preferred has three letters of credit totaling $5.85 million, which are issued by Comerica Bank, our custodian, for the benefit of the ceding life companies.

      Liabilities for future policy benefits under modified coinsurance agreements equal reinsured policy account balances on the underlying life insurance and annuity policies. With regard to the separate account benefits reinsured on a modified coinsurance basis, liabilities are recorded as an offset to related assets as the intentions and rights under the agreements with the ceding life companies meet the appropriate conditions governing rights of setoff. Separate account benefits and related assets reinsured on a modified coinsurance basis total $262.2 million as of September 30, 2003.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Global Preferred Holdings, Inc. as of September 30, 2003 compared with December 31, 2002, and its results of operations for the three months and nine months ended September 30, 2003, compared with the three months and nine months ended September 30, 2002. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this report and with the MD&A and Global Preferred’s consolidated financial statements and notes thereto included in Global Preferred’s 2002 Annual Report on Form 10-K.

Overview

      Global Preferred Holdings, Inc. was incorporated in Delaware in 1995 as a holding company and owns all of the outstanding capital stock of Global Preferred Re Limited, Global Preferred Solutions, Inc. and Global Preferred Resources, Inc. Global Preferred Re Limited is a Bermuda company that is registered as a long-term insurer under the Bermuda Insurance Act 1978 (“Global Preferred Re”). References in this report to “Global Preferred,” “we,” “us,” “our” and “our company” refer to Global Preferred Holdings, Inc. and, unless the context otherwise requires or otherwise as expressly stated, our subsidiaries.

IMO Reinsurance Development Programs

      Our primary customers are independent marketing organizations (“IMOs”), which consist of organizations of independent agents that contract with one or more insurance companies to distribute and market securities and insurance products. Global Preferred, through its subsidiaries, provides a reinsurance development program for IMOs in the life insurance and annuity industry that allows IMOs to share in the profits of the policies they market. We provide the services necessary for an IMO to establish, manage and maintain a proprietary reinsurance relationship with an insurance company. We refer to these relationships as “producer-owned reinsurance.” Through our services, we provide:

•	A reinsurance development program for IMOs utilizing proprietary strategies that permits the members of the marketing organization to share in the economics of the business reinsured, thus aligning the long-term interests of the life insurance company with the interests of the marketing organization;

•	Actuarial and management advisory services to IMOs and life insurers to aid clients in their assessment of the strategic and structural benefits of sharing the economics of the business produced through their distributor-insurer relationships; and

•	A management support structure to leverage our core competencies and provide economies of scale to IMOs and insurance companies who are considering the formation of, or have formed, a producer-owned reinsurance enterprise.

      Both the IMOs and insurers benefit from mutually rewarding relationships based on parallel interests, a dedication to improving the quality of business written, and a focus on managing insurance and distribution risk for long-term economic rewards. Through these collaborative relationships:

•	IMOs can share in the profits of the business they sell, enhance their recruiting and retention programs, increase their role in product development and better assess the quality of business they write;

•	Insurance companies can benefit from secure, stable growth in distribution, increased attention to the quality of business written, lower marketing costs due to continuity in distribution and renewed focus on long-term goals; and

•	Global Preferred can share in the economic benefits derived from fee income for managing the reinsurance risk and administering the reinsurance structure, and also from our participation in a portion of the reinsurance of the products sold by the IMOs.

Reinsurance Business

      Our core business consists of providing reinsurance on business that has resulted from a relationship with the independent agents of an IMO member of the AEGON Group. Although our reinsurance business is directed to us through these independent agent relationships, the life insurance and annuity policies that we currently reinsure are underwritten and issued by various ceding life companies. In the insurance industry, the term “ceding” refers to the use of reinsurance to transfer from one insurance company to another some or all of the risks associated with one or more insurance policies. We often refer to the life insurance companies that reinsure life insurance and annuity policies through us as the “ceding life companies.” The ceding life companies who issue the policies we reinsure are:

•	Western Reserve Life Assurance Co. of Ohio, a subsidiary of AEGON USA, Inc. (“Western Reserve”);

•	American Skandia Life Assurance Corporation, a subsidiary of Prudential Financial, Inc. (“American Skandia”);

•	Pacific Life Insurance Company (“Pacific Life”); and

•	Federal Kemper Life Assurance Company, a subsidiary of Bank One Corporation (“Kemper”).

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

      Modified Coinsurance. Our modified coinsurance agreements are similar to our coinsurance agreements except the ceding life company does not transfer the reserves, the invested assets related to the reserves, or the investment risks related to the reinsured policies. Modified coinsurance is used primarily for products that develop cash values and allows the ceding life company to retain the associated assets for investment purposes.

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

Financial Statement Impact of Reinsurance

      Information included elsewhere herein and in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K, for the year ended December 31, 2002, includes a summary of the critical accounting policies used in the preparation of our consolidated financial statements.

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

      Under the coinsurance and modified coinsurance agreements, the amortization of the deferred acquisition costs is in proportion to the ratio of gross profits recognized during the then current period to total anticipated future gross profits. During each accounting period, assumptions used in calculating the amortization of the deferred acquisition expense reflect actual experience for the then current accounting period. We also review, on a periodic basis, our evolving experience with regard to our assumptions concerning future experience as to mortality, persistency, investment yields, and expenses in determining our estimate of anticipated future gross profits. This periodic review is commonly referred to as “unlocking.” Our normal period of observation is from October 1 of the previous calendar year through September 30 of the current calendar year with the review completed during the fourth quarter of the current calendar year. If we believe variances from expected assumptions are other than temporary, we will change the assumptions we use with regard to future experience. Upon adoption of any change in assumptions used with regard to future experience, the amortization of the deferred acquisition cost will be recalculated and reflected during the then current accounting period.

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

      We have four separate reinsurance agreements with Western Reserve that cover variable universal life insurance and variable annuity policies issued by Western Reserve on or after January 1, 1992, which are sold by independent agents of an IMO member of the AEGON Group. These agreements were entered into on July 1, 1996, January 1, 1998, April 1, 1998, and October 1, 1999, respectively. Our reinsurance agreement with American Skandia began on January 1, 1997 and covers policies on an American Skandia variable annuity product issued between January 1, 1997 and December 31, 2002 sold by those same agents. Our Kemper reinsurance agreement was effective September 1, 1996 and covers all policies on a Kemper variable universal life product issued between September 1, 1996 and March 31, 2001 sold by those agents. Our reinsurance agreement with Pacific Life was signed on June 25, 2001 and covers policies on a variable universal life product issued on or after January 1, 2001, sold by those agents.

      Effective May 29, 2003, Kemper Investors Life Insurance Company, Federal Kemper Life Assurance Company and Global Preferred Re Limited entered into a Novation Agreement, whereby Federal Kemper became a party to our Kemper reinsurance agreement replacing Kemper Investors Life. The Novation Agreement substitutes Federal Kemper for Kemper Investors, binds Federal Kemper by all of the terms and conditions, allows Federal Kemper to enjoy all of Kemper Investors’ rights, and instructs Federal Kemper to perform all of Kemper Investors’ duties, obligations and liabilities under the above referenced Kemper agreement. Concurrent with the novation, Federal Kemper was acquired by, and became a business unit of, Bank One Corporation.

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

Rights to Increase Business under Existing Contracts

      Reinsurance of In Force Business and New Business with Western Reserve. In June 2001, we entered into a First Right Agreement with Western Reserve that provides us a first right to reinsure certain new products issued by Western Reserve or its U.S. affiliates that are sold by independent agents of an IMO member of the AEGON Group, as follows:

•	We have the contractual right, through December 31, 2003, to commence reinsurance of the Freedom Elite Builder variable universal life insurance polices and riders issued by Western Reserve from January 1, 2002 through December 31, 2002; and through March 31, 2004, to commence reinsurance of the Freedom Elite Builder or any subsequently introduced single life variable universal life insurance policies and riders issued by Western Reserve from January 1, 2003 through March 31, 2004, up to 20% on a coinsurance and modified coinsurance basis.

•	We also have the right, through March 31, 2006, to prospectively reinsure on a monthly renewable term basis up to 20% of all new single life variable universal life insurance policies issued after January 1, 2002.

•	We have the contractual right to prospectively increase our reinsurance quota share percentages, up to a maximum ranging from 40% to 50%, on certain new variable annuity products issued through December 31, 2004.

•	These rights, which are subject to minimum sales volume thresholds, automatically extend for one-year renewal periods unless either party gives notice of termination 180 days prior to the expiration of the applicable term. Our decision to exercise these contractual rights will be made from time to time during the term of the First Right Agreement and such decisions will be based on a number of relevant factors, including the attractiveness of the reinsurance rates prescribed by the agreement, the volume of business, and our available capital capacity.

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

Our Current Reinsurance Agreements

      The life insurance and annuity policies that we have reinsured to date are underwritten and issued by Western Reserve, American Skandia, Kemper, and Pacific Life. The following table indicates the percentage of our reinsurance revenues derived from our ceding life companies:

			Nine
	Year Ended		Months Ended
	December 31,		September 30,

	2001	2002	2003

Western Reserve	89%	91%	92%
American Skandia	9%	8%	7%
Kemper	2%	1%	1%
Pacific Life(1)	— (2)	— (2)	— (2)

Total	100%	100%	100%

(1)	This agreement was effective as of January 1, 2001.

(2)	Less than 1%.

      The following table indicates, by ceding life company: (1) the names and types of insurance products we currently reinsure; (2) the type of reinsurance agreement applicable to each; (3) policy issue dates reinsured under each agreement; and (4) the commencement date of the reinsurance.

Reinsurance
		Product	Reinsurance	Policy	Commencement
Ceding Life Company	Reinsured Product Name	Type(1)	Type(2)	Issue Dates	Date

Western Reserve	Freedom Equity Protector	VUL	MRT	1/92 to 12/99	7/96
Western Reserve	Financial Freedom Builder	VUL	MRT	7/97 to 3/98	7/97
Western Reserve	Financial Freedom Builder	VUL	Co/Modco	4/98 to 12/98	4/98
Western Reserve	Financial Freedom Builder	VUL	MRT	1/99 to 3/01	10/99
Western Reserve	Financial Freedom Builder	VUL	Co/Modco	4/01 to 12/01	1/02
Western Reserve	Financial Freedom Builder	VUL	MRT	1/02 to 12/02	10/99
Western Reserve	Freedom Elite Builder	VUL	Co/Modco	7/01 to 12/01	1/02
Kemper	Power VUL	VUL	MRT	9/96 to 3/01	9/96
Pacific Life	Select Exec II	VUL	YRT	1/01 to present	1/01
American Skandia	Imperium	VA	Modco	1/97 to 12/02	1/97
Western Reserve	Freedom Wealth Creator	VA	Co/Modco	1/98 to 12/01	1/98
Western Reserve	Freedom Premier	VA	Co/Modco	10/00 to present	10/00

(1)	“VUL” means variable universal life product. “VA” means variable annuity product.

(2)	“MRT” means monthly renewable term. “YRT” means yearly renewable term. “Co/Modco” means coinsurance and modified coinsurance.

Under our reinsurance agreements with the ceding life companies, we currently reinsure variable life insurance and variable annuity policies on either a renewable term basis or a coinsurance and modified coinsurance basis. The policies we reinsure on a renewable term basis represented 58% of our reinsurance revenues for the three months ended September 30, 2003. The policies we reinsure on a coinsurance and modified coinsurance basis represented 42% of our reinsurance revenues for the same period. Of the 42%, 26% relates to variable life insurance policies and 16% relates to variable annuity policies.

Results of Operations

Three Months and Nine Months Ended September 30, 2003 Compared to Three Months and Nine Months Ended September 30, 2002

      The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

	(As a percentage of total revenue)
Consolidated Statements of Income Data:
Revenues:
Premiums	55%	57%	55%	57%
Reinsured policy revenues	43	42	43	42
Net investment income	2	1	2	1
Net realized gain (loss) on investments	—	—	—	—
Other income	—	—	—	—

Total revenues	100%	100%	100%	100%
Benefits and expenses:
Benefits, claims and settlement expenses	27	29	27	30
Change in future policy benefits	4	4	5	4
Reinsurance expense allowances, net	26	26	26	27
Amortization of deferred acquisition costs	31	21	19	18
Operating expenses	10	10	9	11
Costs of withdrawn offering	21	—	7	—
Interest expense	1	1	1	1

Total benefits and expenses	120	91	94	91

Income (Loss) before income tax	(20)	9	6	9
Income tax benefit (expense)	7	(3)	(2)	(3)

Net income (loss)	(13)%	6%	4%	6%

Revenues

      Premiums. Premiums decreased $153,000, or 3%, and $491,000, or 4%, for the quarter and the nine months ended September 30, 2003, respectively, compared to the same periods in 2002. The majority of the premium decrease was due to the decreasing business in force under our renewable term agreements. Policies in force are decreasing because the number of policy surrenders and lapses currently exceed the number of new policies reinsured.

      Reinsured Policy Revenues. Reinsured policy revenues decreased $242,000, or 7%, for the quarter ended September 30, 2003 compared to the same period in 2002. This decrease was primarily attributable to a decrease in deferred sales charge revenue due to lower surrender activity on variable annuity policies. In addition, reinsured policy revenues decreased $907,000, or 9%, for the nine months ended September 30, 2003 compared to the same period in 2002. This decrease was primarily attributable to a decline in mortality and expense charges and asset-based allowances resulting from a decline in average account balances in 2003 as compared to the same periods in 2002 and the effect of policy surrender activity for our variable annuity business.

      Net Investment Income and Net Realized Gain on Investments. Net investment income decreased $73,000, or 43%, and $304,000, or 53%, for the quarter and the nine months ended September 30, 2003, respectively, compared to the same periods in 2002, primarily due to the decreased size of our fixed maturity securities portfolio. The decrease in our fixed maturity securities portfolio resulted from the sale of $9.9 million of fixed maturity securities in 2002, with the majority being sold in December 2002. The proceeds from these sales have been predominantly held in cash and cash equivalents. During the quarter ended September 30, 2003, $4.6 million of fixed maturity securities and $2.0 million of equity securities were purchased. There were no sales of fixed maturity securities for the quarters ended September 30, 2002 and 2003, thus no gains or losses were realized.

Benefits and Expenses

      Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses increased $78,000, or 4%, and $137,000, or 2%, for the quarter and the nine months ended September 30, 2003, respectively, compared to the same periods in 2002. The increase was primarily associated with an increase in the average death claim size and the increasing age of the policies reinsured partially offset by a decline in the aggregate face value of insurance. The aggregate face value of insurance underlying the policies we reinsured at September 30, 2002 was $8.7 billion compared to $7.8 billion at September 30, 2003.

      Change in Future Policy Benefits. Change in future policy benefits decreased $44,000, or 13%, and $395,000, or 33%, for the quarter and the nine months ended September 30, 2003, respectively, compared to the same periods in 2002. The decrease resulted from the aging of the policies and the decrease in business in force reinsured on a monthly renewable term basis.

      Reinsurance Expense Allowances, Net. Net reinsurance expense allowances decreased $99,000, or 5%, and $277,000, or 4%, for the quarter and the nine months ended September 30, 2003, respectively, compared to the same periods in 2002. These amounts reflect the decrease in business in force due to policy lapse and surrender activity. The decrease was also due to lower average account balances in 2003 as compared to the same periods in 2002.

      Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs decreased $918,000, or 37%, and $452,000, or 10%, for the quarter and the nine months ended September 30, 2003, respectively, compared to the same periods in 2002. The decrease in amortization primarily resulted from additional amortization during the quarter ended September 30, 2002 due to “unlocking” our near term surrender assumptions to reflect the increase in our surrender experience (akin to industry-wide surrender experience). For the nine months ended September 30, 2003, as compared to the same period in 2002, the decrease in amortization also includes certain refinements to estimated future gross profits offset by increased amortization from lower fund based revenues and lower death claims associated with our variable universal life coinsurance and modified coinsurance business.

      Under current assumptions, and all else being equal, if separate account fund yields exceed 5% for 2003, we do not expect that there would be increased amortization in 2003 from “unlocking” due to lower than expected equity market performance. If separate account fund yields are 0% for 2003 we would expect additional amortization of approximately $500,000 for 2003 from “unlocking” due to lower than expected equity market performance. We will complete our annual review of our future experience assumptions during fourth quarter 2003.

      Operating Expenses. Operating expenses decreased $49,000, or 6%, and increased $351,000, or 16%, for the quarter and the nine months ended September 30, 2003, respectively, compared to the same periods in 2002. These expenses include salaries and benefits, professional fees for legal, actuarial and accounting expenses and other operating expenses. The majority of the decrease for the quarter ended September 30, 2003 was attributable to decreases in recruiting fees and legal fees. The majority of the increase for the nine months ended September 30, 2003 was attributable to increases in our directors and officers’ insurance premiums, legal fees, rent expense, consulting fees, shareholder communications and software amortization expense, offset by a decrease in salaries, bonuses and benefits due to a reduction in employee bonuses and a reduction in staffing.

      Costs of Withdrawn Offering. During October 2002, we withdrew the registration statement for our proposed initial public offering of 9.5 million shares of common stock. Offering costs related to our withdrawn offering were $1.7 million for the quarter and nine months ended September 30, 2002. These costs, which consisted primarily of legal, printing, accounting, and actuarial fees, were expensed during the quarter ended September 30, 2002. We did not incur any similar expenses in 2003.

      Interest Expense. Interest expense remained constant, and decreased $5,000, or 2%, for the quarter and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. The decrease was due to the interest associated with the $7.2 million settlement paid to Western Reserve on April 2, 2002 to fund the reinsurance amendments that were effective January 1, 2002.

      Income Taxes. Due to higher levels of income before income taxes, income taxes increased $771,000, or 144%, and $221,000, or 46%, for the quarter and the nine months ended September 30, 2003, respectively, compared to the same periods in 2002. Income before income taxes is comprised of income subject to taxes that is recognized and due in the current period and income subject to taxes that is recognized during the current period but is due in future periods. The “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of current taxable income. As of September 30, 2002 and 2003, we had no current taxable income and, as a result, we were unable to take advantage of any of the small life insurance company deduction. As of September 30, 2003, however, we were subject to alternative minimum tax. During 2002 and 2003 our effective tax rate was 34%.

      In accordance with SFA S No. 109, Accounting for Income Taxes, we have $4.9 million of net operating loss carryforwards, which begin to expire in 2018. These net operating loss carryforwards at a 34% effective tax rate are included as an offset to the deferred tax liability. It is our belief that it is more likely than not that the deferred tax assets will be realized as an offset against future taxable income, however, if we do not have sufficient taxable income in the future to utilize this asset, a write-off may result, thereby reducing our net income.

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

      Our primary source of liquidity was $17.8 million in consolidated cash and cash equivalents at September 30, 2003. The effective duration of our fixed maturity portfolio is 4.2 years with 100% of the fixed maturity securities having an effective maturity of less than 10 years. Our fixed maturity portfolio represents 78% of our invested assets, and has an average Moody’s quality rating of A1. During the quarter ended September 30, 2003, we purchased $2.0 million of equity securities. We have no unrealized losses on fixed maturity securities or equity securities as of September 30, 2003.

      Our capital structure consists of short-term debt and equity. Our short-term debt is comprised of a $5 million, five-year convertible term note to Money Services, Inc. due on July 29, 2004. Money Services is a subsidiary of AEGON USA, Inc. Proceeds of this note were used to reduce a portion of the outstanding principal balance on a line of credit with Money Services from $10 million to $5 million. Interest is payable on the note at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. Money Services has the right to convert the outstanding principal balance of this note into common stock at any time. Upon conversion, Money Services would receive 6.255 shares of common stock for each $100 of the outstanding principal amount of the note, for a total of 312,750 shares, which reflects our three-for-two stock split in 2001. We have the option to redeem the note, in whole or in part, before maturity. To redeem the note before maturity, we must pay all principal, plus interest accrued from the date of the note through the redemption date at a higher effective interest rate of 9% per annum. As of September 30, 2003, we had an outstanding principal balance on the term note of $5 million and accrued interest of $64,000.

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

      Net cash flows provided by (used in) operating activities were ($2.8 million) and $8.3 million for the nine months ended September 30, 2002 and 2003, respectively. Changes in cash provided by operating activities primarily relate to: amounts of reinsurance premiums and policy revenues received; claims, reinsurance expense allowances and operating expenses paid; and changes in working capital. Cash flows were used in operating activities in 2002 primarily because of the $7.2 million settlement paid to Western Reserve to fund the reinsurance amendments. Cash flows provided by operating activities increased in 2003 because we utilized less cash to acquire new reinsurance business.

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

      Net cash flows provided by (used in) investing activities were $520,000 and ($6.4 million) for the nine months ended September 30, 2002 and 2003, respectively. The cash flows used in 2003 were the result of the purchase of $5.6 million of available-for-sale securities and $2.0 million of equity securities offset by the maturities and principal payments from available-for-sale securities of $1.2 million. The cash flows provided in 2002 were the result of maturities, principal payments and sales of available-for-sale securities of $2.2 million offset by the purchase of $1.7 million of available-for-sale securities and fixed assets. We have incurred no significant capital expenditures during 2003.

      Financing Cash Flows. Net cash flows used in financing activities were $1.1 million for the nine months ending September 30, 2002. Changes in cash used in financing activities in 2002 related to the cash paid for activities related to the public offering (deferred offering costs), which were expensed during the quarter ended September 30, 2002, offset by cash paid for deferred offering costs in 2001 which had been previously recorded as prepaid expenses on the consolidated balance sheet. No financing activities occurred during the nine months ended September 30, 2003.

      Restrictions. Global Preferred Holdings, Inc. is a holding company with no direct operations, and whose principal assets are the capital stock of Global Preferred Re and $3.6 million of cash and invested assets, as of September 30, 2003. Global Preferred Holdings, Inc. relies primarily on funds retained at the holding company level, debt service on amounts loaned to Global Preferred Re, service fees and potential dividends from Global Preferred Re to meet ongoing cash requirements. Global Preferred Re must maintain the required minimum solvency margin of $250,000 as a long-term insurer in Bermuda. The ability of Global Preferred Re to pay dividends to Global Preferred Holdings, Inc. is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda. As of September 30, 2003, Global Preferred Re had total statutory capital and surplus of $20.0 million, which includes up to $4.7 million available to distribute in dividends without seeking regulatory approval. Global Preferred Re has paid no dividends to Global Preferred Holdings, Inc. during 2003.

      Under our reinsurance agreements, we are required to provide security through a letter of credit for the benefit of the ceding life companies. We have three letters of credit issued by Comerica Bank, our custodian, for the benefit of Western Reserve, Pacific Life and Kemper, in the amounts of $5.5 million, $50,000 and $300,000, respectively. We assess our letter of credit needs in support of each reinsurance agreement. If determined to be necessary, we will undertake to develop facilities for future letters of credit and trust arrangements in support of additional reinsurance agreements.

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

      Our investment portfolio includes investments that are subject to changes in market values due to changes in interest rates. The impact on our investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 0.06%, or approximately $148,000, on a portfolio valued at approximately $26.5 million at September 30, 2003. The impact on our investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 0.06%, or approximately $170,000. The foregoing reflects the use of an immediate time horizon. Credit spreads are assumed to remain constant in these hypothetical examples.

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

      There were no changes in securities during the nine months ended September 30, 2003.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

      There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the third quarter of 2003, no matters were submitted to our security holders for a vote.

ITEM 5.    OTHER INFORMATION

      None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	First Amendment to the Lease Agreement by and between the Registrant and Metropolitan Life Insurance Company effective July 14, 2003.
10.2	Amendment No. 4 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 3 Between Western Reserve Life Assurance Co. of Ohio and Global Preferred Re Limited effective July 1, 2003.
31.1	Certification by Edward F. McKernan, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Bradley E. Barks, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Edward F. McKernan, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Bradley E. Barks, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

      A Current Report on Form 8-K was filed with the Securities and Exchange Commission on August 20, 2003 to disclose the earnings press release of the second quarter financial results.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Duluth, State of Georgia on the 14th day of November, 2003.

GLOBAL PREFERRED HOLDINGS, INC

By:	/s/ EDWARD F. MCKERNAN

Edward F. McKernan Chief Executive Officer and President and Director

By:	/s/ BRADLEY E. BARKS

Bradley E. Barks Chief Financial Officer and Senior Vice President — Finance