Form 10-K
period 2003-12-31
GLOBAL PREFERRED HOLDINGS INC
filed 2004-03-30
CIK 947716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, Par Value $.001

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

     The aggregate market value of the voting common stock, held by non-affiliates of the registrant as of June 30, 2003, was approximately $23,941,438 computed on the basis of the last price at which the common equity was sold ($10.00 per share).

     At March 15, 2004, there were 4,141,684 shares of common stock outstanding.

PART I
Item 1.	Business	2
Item 2.	Properties	13
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	14
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 8.	Financial Statements and Supplementary Data	34
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	34
Item 9A.	Controls and Procedures	34
PART III
Item 10.	Directors and Executive Officers of the Registrant	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management	**
Item 13.	Certain Relationships and Related Transactions	**
Item 14.	Principal Accounting Fees and Services	**
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	35
EX-23.1 CONSENT OF DELOITTE AND TOUCHE LLP
EX-23.2 CONSENT OF KPMG LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO
EX-99.1 SAFE HARBOR COMPLIANCE STATEMENT

**	Portions of the definitive proxy statement for the annual meeting of stockholders, which the registrant intends to file no later than 120 days after December 31, 2003, are incorporated by reference in Part III.

PART I

Item 1.	Business

Overview

      Global Preferred Holdings, Inc. was incorporated in Delaware in 1995 as a holding company and owns all of the outstanding capital stock of Global Preferred Re Limited, Global Preferred Solutions, Inc., Global Preferred Resources, Inc. and Preferred Advantage Insurance Services, Inc. (“Preferred Advantage”). Global Preferred Re Limited is a Bermuda company registered as a long-term insurer under the Bermuda Insurance Act 1978 (“Global Preferred Re”) and was formed during 1995. Global Preferred Solutions, Global Preferred Resources and Preferred Advantage were formed during 2003. References in this report to “Global Preferred,” “we,” “us,” “our” and “our company” refer to Global Preferred Holdings, Inc. and its subsidiaries unless the context otherwise requires or is expressly stated.

      Global Preferred was formed principally to provide an opportunity for the independent agents associated with an independent marketing organization to participate indirectly in the reinsurance of the policies they sold. An independent marketing organization (“IMO”) is an organization of independent agents that contracts with one or more insurance companies to distribute and market securities and insurance products. These organizations include: insurance agencies, insurance brokers, broker-dealers, banks, savings and loans and any other group or institution that markets life insurance and annuities.

      Global Preferred, through its subsidiaries, provides reinsurance solutions for the life insurance and annuity industry. Through our subsidiaries, we provide:

•	A reinsurance development program for IMOs utilizing proprietary strategies that permits the members of the IMO to share in the economics of the business reinsured, thus aligning the long-term interests of the life insurance companies with the interests of the marketing organizations;

•	Life insurance management and actuarial advisory services to IMOs and life insurers to aid clients in their assessment of the strategic and structural benefits of establishing a profit sharing program through their distributor-insurer relationships, such as producer-owned reinsurance;

•	A management support structure to leverage our core competencies and provide economies of scale to IMOs and insurance companies who already have formed, or are considering forming, a producer-owned reinsurance enterprise; and

•	A managing general agency structure that facilitates product distribution relationships between IMOs and life insurers, primarily as a value added service to our clients.

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

      Currently, our largest reinsurance relationship is with Western Reserve, which accounted for 92% of our reinsurance premiums and reinsured policy revenues as of December 31, 2003.

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

      For the year ended December 31, 2003, we earned net income of $1.9 million on revenues of $30.7 million. Our total assets and stockholders’ equity at December 31, 2003 was $79.3 million and $45.3 million, respectively. As of December 31, 2003, we reinsured over 239,000 life insurance policies and riders with an aggregate face value of over $7.6 billion and over 48,000 annuity policies with aggregate contract benefits of over $250 million.

New Initiatives

      During the first quarter of 2003, Global Preferred formed two wholly owned subsidiaries, Global Preferred Solutions, Inc. and Global Preferred Resources, Inc. Global Preferred Solutions provides actuarial and management advisory services to marketing organizations and life insurers. Global Preferred Solutions’ principal focus is to evaluate the strategic and structural benefits of establishing a profit sharing program such as producer-owned reinsurance. Global Preferred Solutions also offers consulting services such as distribution effectiveness, product design and development, insurance company due diligence, and capacity utilization.

      Global Preferred Resources offers its management support structure to marketing organizations, banks, broker/ dealers, and insurance companies who already have formed, or are considering the formation of, a producer-owned reinsurance enterprise. The objective of Global Preferred Resources is to leverage the core competencies and economies of scale of Global Preferred Holdings and enable companies to bring best practices and independent objectivity to their reinsurance enterprise. Global Preferred Resources’ services include operations management, financial reporting, accounting, claims management, reinsurance administration, and actuarial services.

      In late 2003, Global Preferred formed Preferred Advantage, which operates in the capacity of a managing general agency that facilitates product distribution relationships between IMOs and life insurance companies. Through Preferred Advantage, Global Preferred is positioned to introduce new products to IMOs and present new distribution to insurers.

Life Insurance Overview

      Life insurance products typically fall within a spectrum ranging from insurance protection products that pay a sum of money upon the death of the insured to asset accumulation products that offer the insured a tax-advantaged investment vehicle for long-term savings and retirement income. At the insurance protection end of the spectrum is term life insurance. Term life insurance is often renewable on a yearly basis and pays a sum of money upon the death of the insured. In general, as you move along the insurance product spectrum, the investment component becomes increasingly more meaningful, with the end point being a variable annuity product, which is an asset accumulation product. Variable annuities provide the policyholder the opportunity to vary benefit payments depending on the investment results of the assets held in the account.

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

Reinsurance Overview

      Life insurance companies spread the risks they assume by purchasing insurance, known as reinsurance, from other insurers, known as reinsurers. A reinsurer agrees to indemnify another insurance company, commonly referred to as the ceding life company, for all or a portion of the insurance risks underwritten by the ceding life company under one or more of its own insurance polices. According to Standard & Poor’s, the percentage of new life insurance business written in the United States that is reinsured has risen from 34% in 1990 to almost 70% in 2002. During 2002, the American Council of Life Insurers reported that purchases of individual life insurance totaled $1.7 trillion of face amount.

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

Types of Reinsurance

      We currently write three types of reinsurance on a quota share basis: renewable term, coinsurance and modified coinsurance. For additional information pertaining to the types of reinsurance we write, refer to “Item. 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Types of Reinsurance.”

Industry Trends

      We believe that over the last few decades the production and distribution of life insurance has experienced several fundamental trends.

Trends in the Production of Life Insurance Products

•	Product Proliferation. The life insurance market has evolved from one offering a handful of industry-standardized products to one with products that are highly differentiated across the industry and even within a particular company. This has been driven primarily by the market’s demand for more complex, investment-oriented products, as well as technological improvements that have enabled the support and administration of such products.

•	Demutualization. A number of large mutual life insurance companies have converted into publicly traded stock companies. We believe that this conversion has caused those companies to focus more on maximizing product profitability and stockholder value.

•	Consolidation among Life Insurance Companies. Industry pressures on profitability and the desire to achieve economies of scale have driven consolidation of life insurance companies. Although we believe that larger, stronger insurance companies have a more focused approach to distribution channels, it has also created a greater degree of competition among fewer insurers for access to those distribution channels. This increased competition has pressured insurance companies to increase agent commissions, thereby lowering their profit margins, and increasing the insurers’ focus on securing stable, reliable access to distribution channels.

Trends in the Distribution of Life Insurance Products

•	Diversification of Distribution Channels. Historically, most life insurers distributed their products through their own captive agency sales force. Although this traditional distribution channel is still utilized, insurers are now increasingly selling their products through IMOs (including independent agents, brokerage firms, banks and other alternative distribution channels), enabling the insurers to focus their resources on their principal expertise: product development, underwriting, investment management and policy administration. As a result, insurers increasingly rely on IMOs for agent recruitment, training and sales support.

•	Increasingly Complex Regulatory Environment. Regulation of insurance sales has become more extensive as products have become more complicated and the distribution systems have become more diverse. As a result, the cost of compliance with such regulations has risen dramatically and has made it more difficult for IMOs to manage a diverse portfolio of products.

•	Consolidation among Distribution Channels and the Emergence of National Distribution Franchises. In order to achieve economies of scale and increased bargaining power, a number of IMOs have grown and acquired other, smaller IMOs.

      We believe that these trends have led to a misalignment of interests between the IMOs that distribute the products and the life insurance companies that create those products. The separation of life insurance companies from distribution channels, followed by the growing strength of those distribution channels, creates an environment where the distributors control access to the life insurance consumers. The independent distributors’ ability to select the products to sell to the public has given them significantly greater influence over product development. Often, product selection decisions are driven by a desire for immediate commissions rather than on the value provided by long-term relationships focused on writing persistent, high quality business. Additionally, this short-term focus has inhibited the product development process, as life insurance companies are reluctant to invest in the development of products for distribution relationships that may not be long lasting. We believe that these trends have created an environment in which life insurance companies seek more stable and reliable distribution networks in which distributors have long-term incentives to write persistent, high quality business and the insurance companies have less pressure to pay higher commissions to the distributors solely to gain and maintain access to the consumers.

The Global Preferred Value Proposition

      We strive to align the interests between life insurance distributors and life insurance companies by developing long-term, collaborative reinsurance relationships. The foundation for these relationships is our ability to provide IMOs meaningful financial incentives through profit-sharing structures, such as producer-owned reinsurance.

Benefits to Distributors

•	Participates in Benefits from Reinsurance. Through the financial incentives we provide, distributors receive financial benefits in addition to traditional commissions. Alternatively, we provide focused advisory services to IMOs interested in establishing their own reinsurance structure.

•	Increases in Net Operating Margins. Similarly, to the extent that the receipt of financial incentives results in a recognizable item for income statement purposes, distributors will be able to substantially increase their net operating margins without incurring additional costs.

•	Enhances Ability to Assess Quality of Business. As the overall economic package to the distributor is increasingly influenced by the long-term performance of the business they sell, distributors will be driven to gain more information regarding the drivers of profitability and they will seek to enhance the quality of business they produce.

•	Increases Involvement in Product Development. As distributors become increasingly focused on long-term product success, they will want to become more involved in product development decisions to improve sales volume and profitability within the products they sell.

Benefits to Insurer

•	Stabilizes Product Distribution. Reinsurance-driven partnerships with distribution channels interested in performance-based incentives should result in more stable relationships with the channels.

As the financial benefits of a profit-sharing program are realized over a number of years, a long-term relationship between the distribution channel and the insurer develops.

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

      In addition to collaborative reinsurance relationships, through our subsidiaries we offer life insurance management and actuarial advisory services, and administrative services to both IMOs and insurers engaged in reinsurance or related activities. Our independence and objectivity, coupled with depth of experience and expertise associated with distribution systems and insurers, offers value added business solutions from a single source entity that can be essential in today’s environment. By providing these benefits to both the IMO and the insurer, we are able to develop long-term relationships with both parties, thereby contributing to our growth opportunities.

Growth Strategy

      Our objectives are to build strong financial performance, loyal independent marketing organization relationships, and stockholder value. We aim to achieve these objectives through the following growth strategies:

•	Broadening Existing Relationships. We will seek to grow our business by (1) broadening the pool of products that we reinsure for the ceding life companies with which we have existing reinsurance arrangements and (2) establishing new reinsurance arrangements with other life insurance companies that sell products through our existing IMO relationships.

•	Forming New Relationships with Other IMOs and Ceding Life Companies. We intend to form new relationships with other IMOs and ceding life companies by: (1) marketing directly to IMOs and life insurance companies; (2) leveraging our existing IMO relationship to gain access to other ceding life companies and IMOs; and (3) utilizing our relationships with our ceding life companies to establish relationships with additional IMOs.

•	Continuing to Expand Reinsurance Coverage of Current Business and New Business Under Existing Agreements. We have contractual rights under our existing agreements with Western Reserve to: (1) expand the scope of our reinsurance coverage on certain existing policies and (2) subject to certain minimum sales volume thresholds, increase our reinsurance participation of new policies and expand our reinsurance to include new products offered by Western Reserve that are sold through a leading IMO of the AEGON Group.

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

      All of the policies we currently reinsure have resulted from the marketing efforts of the independent agents who have been associated with World Financial Group, Inc., a subsidiary of the AEGON Group, and its predecessor, World Marketing Alliance, Inc. (“WMA Agency”). Our relationship with World Financial Group was formed in June 2001, when certain assets of WMA Agency were sold to World Financial Group. As a result of the asset acquisition, substantially all of the agents of WMA Agency became associated with World Financial Group. Our relationship with WMA Agency dates back to our founding in 1995, when we were principally formed to provide an opportunity for its agents to participate indirectly in the reinsurance of the business they produced. Many of those individual agents purchased an equity ownership in our company through a private sale of common stock in 1995 and a subsequent sale of preferred stock in 2000. Many of these agents still own a significant portion of the outstanding common stock of Global Preferred.

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

      We have four separate reinsurance agreements with Western Reserve that cover variable universal life insurance and variable annuity policies issued by Western Reserve on or after January 1, 1992 which are sold by the agents of World Financial Group and its predecessor. These agreements were entered into on July 1, 1996, January 1, 1998, April 1, 1998, and October 1, 1999, respectively. The agreement with American Skandia began on January 1, 1997 and covers policies on an American Skandia variable annuity product issued between January 1, 1997 and December 31, 2002 sold by those same agents. The Kemper agreement was effective September 1, 1996 and covers all policies on a Kemper variable universal life product issued between September 1, 1996 and March 31, 2001 sold by those agents. Our agreement with

Pacific Life was signed on June 25, 2001 and covers policies on a variable universal life product issued on or after January 1, 2001, sold by those agents.

      Effective May 29, 2003, Kemper Investors Life Insurance Company (“Kemper Investors”), Federal Kemper Life Assurance Company (“Federal Kemper”) and Global Preferred Re Limited entered into a Novation Agreement, whereby Federal Kemper became a party to our Kemper reinsurance agreement replacing Kemper Investors. The Novation Agreement substitutes Federal Kemper for Kemper Investors, binds Federal Kemper by all of the terms and conditions, allows Federal Kemper enjoy all of Kemper Investors’ rights and instructs Federal Kemper to perform all of Kemper Investors’ duties, obligations and liabilities under the above referenced Kemper agreement. Concurrent with the novation, Federal Kemper was acquired by, and became a business unit of, Bank One Corporation.

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

First Right Agreement

      Following World Financial Group’s purchase of certain assets of WMA Agency in June 2001, we entered into a First Right Agreement with Western Reserve that provides us a first right to reinsure certain new products issued by Western Reserve or its U.S. affiliates that are sold by agents associated with World Financial Group. Pursuant to this agreement, we possess the following contractual rights to:

•	Commence reinsurance of Freedom Elite Builder variable universal life insurance policies and riders issued from January 1, 2002 through December 31, 2002 up to 20% on a coinsurance and modified coinsurance basis;

•	Commence reinsurance of any single life variable universal life insurance policies and riders issued from January 1, 2003 through March 31, 2005 up to 20% on a coinsurance and modified coinsurance basis. This contractual right is subject to certain premium production requirements;

•	Prospectively reinsure all new single life variable universal life insurance policies up to 20% on a monthly renewable term basis at 105% of premium rates otherwise available from certain commercial reinsurers. This right extends through March 31, 2006 and is subject to certain premium production requirements; and

•	Commence or increase reinsurance on certain variable annuity policies issued from January 1, 2003 through December 31, 2004 up to 40% on a coinsurance and modified coinsurance basis, subject to certain premium production requirements.

      These rights automatically extend for one-year renewal periods unless either party gives notice of termination 180 days prior to the expiration of the applicable initial or renewal term. Certain of these rights would have expired at December 31, 2003 and thereafter, but have been indefinitely extended to a date 90 days following receipt of written notice by either party. For the coinsurance and modified coinsurance of variable universal life and variable annuity products, rights under the First Right Agreement are subject to minimum sales volume thresholds. Western Reserve has indicated to us, through informal reports, that total premium production requirements were not met for the reinsurance of variable universal life policies issued in 2003 and 2004 and for variable annuity policies issued in 2004.

      Global Preferred’s decision to reinsure these products is based on a number of relevant factors, including the attractiveness of the reinsurance rates prescribed by the agreement, the volume of business and our available capital. So far, we have chosen not to commence reinsurance of this business because (a) deferral of the election will maximize our return on such business reinsured, (b) continued increases in our capital may result in opportunities of securing additional financing at a favorable cost, and (c) deferral allows us to maintain flexibility to invest in new business initiatives for diversification and future growth.

Directed Reinsurance Agreement

      Global Preferred entered into a Directed Reinsurance Agreement with World Financial Group in July 2001 that extends through June 8, 2008, which requires World Financial Group to use its commercially reasonable best efforts to help us attain the opportunity to reinsure all insurance products sold by its agents for insurance companies with which it has selling agreements other than Western Reserve and Western Reserve’s affiliates.

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

Investments

      Our investments are selected with the objective of achieving favorable investment returns consistent with appropriate credit, diversification, tax and regulatory considerations, while providing sufficient liquidity to enable us to meet our obligations as a reinsurance company on a timely basis. We have developed specific investment guidelines that stress diversification of risk, conservation of principal, and liquidity. Our investments, however, will be subject to market risks and fluctuations, as well as to the risks inherent in particular securities. Our board of directors has established an Investment Committee to periodically review the guidelines and investment portfolio and to make recommendations to the board of directors regarding any changes. The board of directors reviews the guidelines annually. For additional information pertaining to our investment portfolio, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments.”

      We utilize an independent investment manager to invest our assets in accordance with our investment guidelines. Conning Asset Management Inc., a subsidiary of Swiss Reinsurance Company, has been our investment manager since June 1998. The Investment Committee of the board of directors periodically reviews the performance of, and the fees paid to, Conning. We are not aware of any affiliation by us with Conning other than through our pool retrocession agreement with Swiss Re Life & Health America, Inc. The fees paid to Conning for services rendered during 2003 totaled $63,747.

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

      If equity markets decline sufficiently, we may incur a claim expense on certain annuity policies in excess of our life insurance retention limit of $100,000 per life. Currently, eight annuity policies, or 0.02%, of our annuity policies in force exceed our life insurance retention limit by an aggregate exposure of approximately $264,000 with an average excess exposure of approximately $33,000 per life. Increases in the equity market may result in fewer annuity policies exceeding our life insurance retention limit while decreases in the equity market may result in more annuity policies exceeding our life insurance retention limit.

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

      Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Global Preferred Re, are required to be filed annually with the Authority. The independent auditor of the insurer must be approved by the Authority and may be the same person or firm that audits the insurer’s financial statements and reports for presentation to its shareholders. Global Preferred Re’s independent auditor is Deloitte & Touche.

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

      Minimum Solvency Margin; Restrictions on Dividends. The Insurance Act also regulates the payment of dividends and the minimum solvency margin. For additional information, refer to Note 9 to the Consolidated Financial Statements.

      Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, Global Preferred Re’s principal representative is International Advisory Services, Ltd. (“IAS”) and its principal office is located at 44 Church Street, 3rd Floor, Hamilton HM 12, Bermuda. Without a reason acceptable to the Authority, Global Preferred Re may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the Authority is given of the intention to do so. It is the duty of IAS, as Global Preferred Re’s principal representative, within 30 days of reaching the view that there is a likelihood of it becoming insolvent or that a reportable event has, to the principal representative’s knowledge, occurred or is believed to have occurred, to make a report in writing to the Authority setting out all the particulars of the case that are available to the principal representative.

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

Employees

      As of December 31, 2003, we had ten full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

      We believe our future success will depend in large part on our ability to recruit and retain qualified employees experienced in insurance and underwriting. The competition for such personnel is intense, and there can be no assurance that we will be successful in retaining or recruiting key personnel.

Item 2.	Properties

      In October 2002, we entered into a lease agreement for office space in Duluth, Georgia. The initial lease term, as amended, is twenty-four months, with the option to extend the term an additional thirty-nine months, expiring in January 2008. Payments under this lease are $122,177 annually through October 2004. The lease payments are subject to an annual increase of approximately 3%. We do not own or lease any other properties.

Item 3.	Legal Proceedings

      We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 2003, no matters were submitted to our security holders for a vote.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      No public trading market existed for our common stock during 2003.

      At March 15, 2004, we had 4,141,684 shares of common stock outstanding and approximately 850 stockholders.

      We have not declared or paid any cash dividends on our common stock during 2002 or 2003 and our board of directors does not anticipate declaring or paying any cash dividends in the foreseeable future. We anticipate that all of our earnings and other cash resources, if any, will be retained for the purpose of financing Global Preferred Re’s reinsurance business and will be available for other strategic opportunities that may develop. Future dividend policy will be subject to the discretion of our board of directors, and will be contingent upon our results of operations, financial position and capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal and regulatory restrictions on the payment of dividends and other factors that our board of directors deems relevant.

      As a holding company with no direct operations, the payment of dividends by us in the future will be largely dependent on our receipt of dividends from Global Preferred Re. For a discussion of restrictions on the payment of dividends by Global Preferred Re, refer to Note 9 to the Consolidated Financial Statements.

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

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(Dollars in thousands, except per share data)
Consolidated Statements of Income Data:
Premiums	$9,692	$16,618	$19,240	$17,985	$17,401
Reinsured policy revenues	13,506	12,894	11,238	13,859	12,797
Net investment income	350	528	811	742	407
Net realized gain (loss) on investments	(66)	3	45	428	21
Other Income	—	—	—	—	63
Loss on recapture of business	(823)	—	—	—	—

Total revenues	22,659	30,043	31,334	33,014	30,689

Total benefits and expenses	16,114	23,089	23,480	30,708	27,757

Income before income tax	6,545	6,954	7,854	2,306	2,932
Income tax expense	(2,225)	(1,821)	(2,392)	(788)	(998)

Net income	4,320	5,133	5,462	1,518	1,934
Preferred dividends	—	155	267	—	—

Net income available to common stockholders	$4,320	$4,978	$5,195	$1,518	$1,934

Basic earnings per share	$1.15	$1.33	$1.39	$0.37	$0.47
Diluted earnings per share	$1.15	$1.30	$1.32	$0.37	$0.47
Weighted-average common shares	3,742,610	3,742,610	3,742,610	4,141,684	4,141,684
Total weighted-average common and common equivalent shares	3,742,610	3,943,897	4,141,684	4,141,684	4,141,684

	December 31,

	1999	2000	2001	2002	2003

	(Dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,476	$4,259	$8,062	$15,858	$11,580
Fixed maturity and equity securities	2,054	5,912	12,214	2,798	17,768
Deferred acquisition costs	39,750	42,752	42,800	49,850	45,608
Total assets	49,008	56,617	67,853	74,274	79,284
Debt	9,179	5,000	5,000	5,000	5,000
Total liabilities	20,600	20,028	25,884	30,952	33,978
Stockholders’ equity	28,408	36,589	41,969	43,322	45,305

	December 31,

	1999	2000	2001	2002	2003

	(Dollars in thousands)
Summary of Policies Reinsured:
Number of life insurance policies and riders reinsured	260,356	296,674	287,303	265,384	239,201
Number of annuity policies reinsured	24,483	43,819	48,007	48,889	48,285
Face value of life insurance reinsured	$8,030,219	$9,378,075	$9,082,204	$8,451,310	$7,606,281
Annuity policy benefits reinsured	$324,827	$310,063	$266,305	$224,710	$252,180

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following analysis of our consolidated financial condition and results of operations should be read in conjunction with “Selected Financial Data” and the consolidated financial statements and accompanying notes included elsewhere in this report.

Overview

      Global Preferred provides reinsurance solutions for the life insurance and annuity industry. Our principal business objective is to align the long-term interests between independent marketing organizations and life insurance companies. Through these collaborative relationships, we believe both the IMOs and insurers benefit from mutually rewarding relationships based on parallel interests, a dedication to quality business, and a focus on managing insurance and distribution risk for long-term economic rewards.

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

      Under a reinsurance agreement, the economic consequences of certain insurance risks are transferred from the ceding life company to the reinsurer. Depending upon the type of reinsurance agreement, these risks may include mortality, persistency, investment and expense. Key considerations in evaluating the risks include:

•	industry experience;

•	the ceding life company’s pricing and assumptions;

•	the type of product;

•	the ceding life company’s underwriting practices and procedures;

•	the type of distribution system;

•	the ceding life company’s recent experience; and

•	the market for the product.

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

Types of Reinsurance

      We currently write three types of reinsurance on a quota share basis: renewable term, coinsurance and modified coinsurance.

      Renewable Term. Renewable term, also referred to as risk premium reinsurance, which includes monthly renewable term and yearly renewable term, is a plan of reinsurance in which the premium rates are not directly related to the premium rates on the original plan of insurance. Under renewable term reinsurance, the ceding life company reinsures a portion of the mortality risk with us. The amount reinsured in any one period is not based on the face amount of the policy, but rather on the portion of the net amount at risk we reinsure. The net amount at risk is typically defined as the difference between the death benefit and the cash value of a policy. The ceding life company establishes the policy reserves, which are reduced for the mortality risk reinsured with us, and pays all policy benefits, commissions and expenses involved in issuing and maintaining the business. Correspondingly, we establish reserves specific to the mortality risk reinsured.

      Under renewable term reinsurance, we may also be subject to the effects of persistency risk. Persistency risk is the risk that a policyholder either stops paying premiums, which would cause the policy to lapse, or chooses to surrender the policy for the cash surrender value. The effect of persistency risk on us is that possible future revenue will be reduced, potentially reducing profits.

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

      Modified Coinsurance. Modified coinsurance is similar to coinsurance except the ceding life company does not transfer the reserves or the invested assets related to the reserves. Modified coinsurance is used primarily for products that develop cash values and allows the ceding life company to retain the associated assets for investment purposes.

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions regarding uncertainties that affect certain amounts in the consolidated financial statements and related footnotes. Accounts that we deem to be sensitive to changes in estimates include deferred acquisition costs and future policy benefits. In all instances, actual results could differ from estimates. A summary of significant accounting policies is included in Note 2 to the Consolidated Financial Statements.

Income Statement

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

      Upon election to convert certain reinsured policies from a renewable term basis to a coinsurance or modified coinsurance basis, the associated premium revenues for those policies will discontinue, and our proportionate share of the associated mortality and expense charges, asset based allowances and deferred sales charges will be recorded as reinsured policy revenues.

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

      Net Income. Our profitability, in part, depends on the volume of policies reinsured and experience of the reinsured policies. Factors that affect the experience of the business include reinsured policy persistency, death claims, and investment performance of the separate account balances. While death claims are reasonably predictable over a period of years, claims become less predictable over shorter periods, and are subject to fluctuation from quarter to quarter and year to year. Similarly, separate account investment returns, upon which a significant portion of our revenues depend, may have relatively stable returns over a period of years but can be volatile over shorter periods. A considerable amount of separate account balances is invested in equities; therefore, prolonged deterioration in the equity markets will result in a decrease in our current and future income.

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

      Deferred acquisition costs are amortized over the lives of the underlying policies, in conformity with the terms of the reinsurance agreement. Under the renewable term agreements, deferred acquisition costs are amortized in proportion to the premium revenue related to the mortality risk reinsured. Such premium revenue is estimated using the same assumptions used for computing liabilities for future policy benefits. Such assumptions include estimates of expected investment yields, mortality, persistency and expenses applicable at the time the policies are reinsured. Original assumptions on renewable term business continue to be used in subsequent accounting periods to determine changes in the deferred acquisition costs unless a premium deficiency exists. Under the renewable term agreements, the amortization is in proportion to the ratio of premiums collected during the then current period to total anticipated premiums and is adjusted to reflect actual persistency of the insurance in force.

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

      A material component of variable life and annuity product revenues is derived from the asset-based fees that have been assessed against the policy account balances, of which a considerable portion is invested in the equity markets. The volatility of equity market returns over the short-term can be significant without materially impacting long-term equity market returns. Historical equity market performance shows equity market volatility is much higher over short term horizons as compared to long-term horizons. The short-term volatility of the policy fund value would result in a proportional adjustment to all future expected gross profits if no other adjustments were made to account for the differences between long-term and short-term volatility. We utilize a “credibility approach” to account for the differences between long-term and short-term volatility. Under this approach, the estimates of future expected gross profits are revised to recognize the effects short-term volatility and market yields have upon long-term yield expectations. We review our approach annually to determine if additional adjustments to amortization are necessary as a result of prolonged and/or severe negative or positive equity market performance. In such instances, the equity market performance must be sufficiently high or low to justify a belief that the effect of current market conditions on future expected gross profits should be more permanently reflected.

      In addition, certain variable annuity policies we reinsure include a death benefit typically equal to a return of premium or the highest level the fund values had accumulated over certain prescribed periods under the annuity policy. Upon the death of an annuity policyholder, we will incur a claims expense equal to the excess, if any, of the amount guaranteed under this provision over the then current policy fund value. This expense increases when equity markets decline and decreases as equity markets increase. We utilize an implicit approach to account for the expense associated with these guaranteed minimum death benefits. Under this approach, future expected gross profits are decreased to account for future expected claims expenses. The short-term volatility of the policy fund value will result in significant volatility in the expected claims expense if no recognition is made to acknowledge differences between long-term yields and short-term volatility. Our implicit approach recognizes the effect of long-term versus short-term volatility when accounting for guaranteed minimum death benefits. In conjunction with the implementation of Statement of Position (“SOP”) 03-1, (refer to Note 2 to the Consolidated Financial Statements), we will be converting from an implicit approach to an explicit approach in first quarter 2004. We do not expect these changes to have a material impact on our financial statements.

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

Fair Value Disclosure

      Investments. We classify all fixed maturity securities and equity securities, with readily determinable fair values, as “available for sale.” Such securities are reported at fair value. Fixed maturity securities available for sale are so classified based upon the possibility that such securities could be sold prior to maturity if that action enables us to execute our investment philosophy and appropriately match investment results to operating and liquidity needs. Equity securities are classified as available for sale because we do not intend to actively trade such securities. Unrealized gains and losses on marketable equity securities and fixed maturity securities available for sale, less applicable deferred income taxes, are reported as a separate component of “accumulated other comprehensive income” within stockholders’ equity.

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

Our Current Reinsurance Agreements

      The life insurance and annuity policies that we have reinsured to date are underwritten and issued by Western Reserve, American Skandia, Kemper, and Pacific Life. The following table indicates the percentage of our reinsurance revenues derived from our ceding life companies:

	Year Ended December 31,

	2001	2002	2003

Western Reserve	89%	91%	92%
American Skandia	9%	8%	7%
Kemper	2%	1%	1%
Pacific Life(1)	—(2)	—(2)	—(2)

Total	100%	100%	100%

(1)	This agreement was effective as of January 1, 2001.

(2)	Less than 1%.

      The following table indicates, by ceding life company: (1) the names and types of insurance products we currently reinsure; (2) the type of reinsurance agreement applicable to each; (3) policy issue dates reinsured under each agreement; and (4) the commencement date of the reinsurance.

Reinsurance
		Product	Reinsurance		Commencement
Ceding Life Company	Reinsured Product Name	Type(1)	Type(2)	Policy Issue Dates	Date

Western Reserve	Freedom Equity Protector	VUL	MRT	1/92 to 12/99	7/96
Western Reserve	Financial Freedom Builder	VUL	MRT	7/97 to 3/98	7/97
Western Reserve	Financial Freedom Builder	VUL	Co/Modco	4/98 to 12/98	4/98
Western Reserve	Financial Freedom Builder	VUL	MRT	1/99 to 3/01	10/99
Western Reserve	Financial Freedom Builder	VUL	Co/Modco	4/01 to 12/01	01/02
Western Reserve	Financial Freedom Builder	VUL	MRT	1/02 to 12/02	10/99
Western Reserve	Freedom Elite Builder	VUL	Co/Modco	7/01 to 12/01	1/02
Kemper	Power VUL	VUL	MRT	9/96 to 3/01	9/96
Pacific Life	Select Exec II	VUL	YRT	1/01 to present	1/01
American Skandia	Imperium	VA	Modco	1/97 to 12/02	1/97
Western Reserve	Freedom Wealth Creator	VA	Co/Modco	1/98 to 12/01	1/98
Western Reserve	Freedom Premier	VA	Co/Modco	10/00 to present	10/00

(1)	“VUL” means variable universal life product. “VA” means variable annuity product.

(2)	“MRT” means monthly renewable term. “YRT” means yearly renewable term. “Co/ Modco” means coinsurance and modified coinsurance.

      Under our reinsurance agreements with the ceding life companies, we currently reinsure variable life insurance and variable annuity policies on either a renewable term basis or a coinsurance and modified coinsurance basis. The policies we reinsure on a renewable term basis represented 58% of our reinsurance revenues for the year ended December 31, 2003. The policies we reinsure on a coinsurance and modified coinsurance basis represented 42% of our reinsurance revenues for the same period. Of the 42%, 25% relates to variable life insurance policies and 17% relates to variable annuity policies.

      Following World Financial Group’s purchase of certain assets of WMA Agency in June 2001, we entered into certain agreements with Western Reserve that provides us a first right to reinsure certain new products issued by Western Reserve or its U.S. affiliates that are sold by agents associated with World Financial Group. Concurrently, we entered into a best efforts agreement with World Financial Group in July 2001 to help us attain the opportunity to reinsure all insurance products sold by its agents for insurance companies other than Western Reserve and Western Reserve’s affiliates. Refer to Note 5 to the Consolidated Financial Statements for further discussion.

Results of Operations

      The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Year Ended
	December 31,

	2001	2002	2003

	(As a percentage of
	total revenue)
Consolidated Statements of Income Data:
Revenues:
Premiums	61%	55%	57%
Reinsured policy revenues	36	42	42
Net investment income	3	2	1
Net realized gain on investments	—	1	—
Other income	—	—	—

Total revenues	100%	100%	100%

Benefits and expenses:
Benefits, claims and settlement expenses	20	26	30
Change in future policy benefits	8	5	4
Reinsurance expense allowances, net	27	26	27
Amortization of deferred acquisition costs	13	21	18
Operating expenses	6	9	11
Interest expense	1	1	1
Costs of withdrawn offering	—	5	—

Total benefits and expenses	75	93	91

Income before income tax	25	7	9
Income tax expense	(8)	(2)	(3)

Net income	17%	5%	6%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

      Premiums. Premiums decreased $584,000, or 3%, from $18.0 million for the year ended December 31, 2002 to $17.4 million for the same period in 2003. The majority of the premium decrease was due to the decreasing business in force under our renewable term agreements, which is partially offset by an increase in the average premium per policy. Policies in force are decreasing because the number of policy surrenders and lapses currently exceeds the number of new policies reinsured. Average premiums per policy increase as the insured grows older.

      Reinsured Policy Revenues. Reinsured policy revenues decreased $1.1 million, or 8%, from $13.9 million for the year ended December 31, 2002 to $12.8 million for the same period in 2003. This decrease was primarily attributable to a decline in mortality and expense charges and asset-based allowances resulting from a decline in average account balances in 2003 as compared to the same periods in 2002 and the effect of policy surrender activity for our variable annuity business.

      Net Investment Income and Net Realized Gain on Investments. Net investment income decreased $335,000, or 45%, from $742,000 for the year ended December 31, 2002 to $407,000 for the same period in 2003, primarily due to the decreased size of our fixed maturity securities portfolio during 2003 as compared to 2002. The decrease in our fixed maturity securities portfolio resulted from the sale of

$9.9 million of fixed maturity securities in 2002, with $8.5 million of such amount being sold in December 2002. The proceeds from these sales were predominantly held in cash and cash equivalents during 2003. The purchases and sales activities by quarter are shown in the table below:

Investment Purchases and Sales

	Quarter Ended

	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003

Fixed maturity and equity securities:
Balance, beginning of quarter	$11,731,349	$2,798,190	$2,325,836	$3,196,467	$9,310,881
Purchases	499,550	—	1,054,615	6,568,300	9,208,384
Sales	(8,484,338)	—	—	—	(421,282)
Other activity	(948,371)	(472,354)	(183,984)	(453,886)	(330,315)

Balance, end of quarter	$2,798,190	$2,325,836	$3,196,467	$9,310,881	$17,767,668

      Net realized gain on investments decreased $406,000, from $428,000 for the year ended December 31, 2002 to $21,000 for the same period in 2003. The decrease was due to the sale of $9.9 million of fixed maturity securities in 2002 as compared to sales of only $421,000 of securities in 2003. Net realized gains are caused by a decline in market yields, which resulted in an increase in the fair value of the fixed maturity securities in our portfolio.

Benefits and Expenses

      Benefits, Claims and Settlement Expenses. Benefits, claims, and settlement expenses increased $840,000, or 10%, from $8.4 million for the year ended December 31, 2002 to $9.3 million for the same period in 2003. The increase was primarily associated with a lower incidence of life insurance death claims in 2002 compared to the incidence of death claims in 2003, an increase in the average death claim size, and the increasing age of the policies reinsured, partially offset by a decline in the aggregate face value of insurance. The aggregate face value of insurance underlying the polices we reinsured at December 31, 2002 was $8.5 billion compared to $7.6 billion at December 31, 2003.

      Change in Future Policy Benefits. Change in future policy benefits decreased $471,000, or 31%, from $1.5 million for the year ended December 31, 2002 to $1.1 million for the same period in 2003. The decrease resulted from the aging of the policies and the decrease in business in force reinsured on a monthly renewable term basis.

      Reinsurance Expense Allowances, Net. Net reinsurance expense allowances decreased $382,000, or 4%, from $8.5 million for the year ended December 31, 2002 to $8.1 million for the same period in 2003. These amounts reflect the decrease in business in force due to policy lapse and surrender activity. The decrease was also due to lower average account balances in 2003 as compared to the same periods in 2002 because of equity market performance.

      Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs decreased $1.5 million, or 21%, from $7.0 million for the year ended December 31, 2002 to $5.5 million for the same period in 2003. The decrease in amortization primarily resulted from additional amortization in 2002 due to the then higher than expected surrender experience, including “unlocking” our near term surrender assumptions to reflect the increase in our surrender experience (akin to industry-wide surrender experience).

      Under current assumptions, and all else being equal, we do not expect that there would be increased amortization in 2004 from “unlocking” due to lower than expected equity market performance unless separate account fund yields were to decline by 20% or more in 2004.

      Operating Expenses. Operating expenses increased $267,000, or 9%, from $3.1 million for the year ended December 31, 2002 to $3.4 million for the same period in 2003. These expenses include salaries and benefits, professional fees for legal, actuarial and accounting fees and other operating expenses. The majority of the increase was attributable to an increase of $572,000 resulting from directors’ and officers’ insurance premiums, office operating expenses, professional fees, marketing expenses, taxes and licenses, and shareholder communications. These increases were partially offset by a $301,000 decrease in salaries, bonuses and recruiting expenses due to the reductions in staffing and employee bonuses.

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

      Interest Expense. Interest expense decreased $5,000, or 1%, from $380,000, for the year ended December 31, 2002 to $375,000 for the comparable period in 2003. The decrease was due to the interest associated with the $7.2 million settlement paid to Western Reserve on April 2, 2002 to fund the reinsurance amendments that were effective January 1, 2002.

      Income Taxes. Due to higher levels of income before income taxes, income taxes increased $209,000, or 26%, from $789,000 for the year ended December 31, 2002 to $998,000 for the same period in 2003. Income before income taxes is comprised of income subject to taxes that is recognized and due in the current period and income subject to taxes that is recognized during the current period but is due in future periods. The “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of current taxable income. For the years ended December 31, 2002 and 2003, we had no current taxable income and, as a result, we were unable to take advantage of any of the small life insurance company deduction. For 2003, however, we were subject to alternative minimum tax. Our effective tax rate was 34% in both 2002 and 2003.

      In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, we have $2.4 million of net operating loss carryforwards, which begin to expire in 2018. These net operating loss carryforwards at a 34% effective tax rate are included as an offset to the deferred tax liability. It is our belief that it is more likely than not that the deferred tax assets will be realized as an offset against future taxable income, however, if we do not have sufficient taxable income in the future to utilize this asset, a write-off may result, thereby reducing our net income.

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

Quarterly Results of Operations

      The following table presents certain unaudited quarterly consolidated statements of income data for the eight-quarter period ended December 31, 2003, as well as the percentage of total revenue represented by each item. The information has been derived from the unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements contained herein and all adjustments, consisting only of normal recurring adjustments, which we consider to be necessary to present fairly this information when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	Quarter Ended

	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	2002	2002	2002	2002	2003	2003	2003	2003

	(Dollars in thousands)
Revenues:
Premiums	$4,557	$4,533	$4,485	$4,410	$4,388	$4,364	$4,332	$4,318
Reinsurance policy revenues	3,596	3,559	3,442	3,263	3,232	3,258	3,200	3,106
Net investment income	214	188	168	172	83	88	95	141
Net realized gain (loss) on investments	8	(1)	—	420	—	—	—	21
Other income	—	—	—	—	—	5	10	48

Total revenues	8,375	8,279	8,095	8,265	7,703	7,715	7,637	7,634

Benefits and expenses:
Benefits, claims and settlement expenses	2,034	2,638	2,135	1,622	2,276	2,455	2,213	2,325
Change in future policy benefits	447	411	353	315	311	196	309	239
Reinsurance expense allowances, net	2,209	2,125	2,101	2,082	2,074	2,082	2,002	1,978
Amortization of deferred acquisition costs	1,119	1,072	2,484	2,349	1,375	1,281	1,566	1,314
Operating expenses	727	694	813	884	877	945	765	800
Interest expense	94	97	95	95	92	94	95	94
Costs of withdrawn offering	—	—	1,712	—	—	—	—	—

Total benefits and expenses	6,630	7,037	9,693	7,347	7,005	7,053	6,950	6,750

Income (loss) before income tax	1,745	1,242	(1,598)	918	698	662	687	884
Income tax (expense) benefit	(593)	(419)	535	(312)	(237)	(225)	(235)	(301)

Net income (loss)	$1,152	$823	$(1,063)	$606	$461	$437	$452	$583

      The following table sets forth, as a percentage of total revenue, certain line items in the consolidated statements of income for the periods indicated:

	Quarter Ended

	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	2002	2002	2002	2002	2003	2003	2003	2003

	(As a percentage of total revenue)
Revenues:
Premiums	54%	55%	55%	53%	57%	57%	57%	56%
Reinsurance policy revenues	43	43	43	40	42	42	42	41
Net investment income	3	2	2	2	1	1	1	2
Net realized gain on investments	0	0	0	5	0	0	0	0
Other income	—	—	—	—	—	—	—	1

Total revenues	100%	100%	100%	100%	100%	100%	100%	100%

Benefits and expenses:
Benefits, claims and settlement expenses	24	32	26	20	30	32	29	30
Change in future policy benefits	5	5	5	4	4	2	4	3
Reinsurance expense allowances, net	27	26	26	25	27	27	26	26
Amortization of deferred acquisition costs	13	13	31	28	18	17	21	17
Operating expenses	9	8	10	11	11	12	10	11
Interest expense	1	1	1	1	1	1	1	1
Costs of withdrawn offering	0	0	21	0	0	0	0	0

Total benefits and expenses	79%	85%	120%	89%	91%	91%	91%	88%

Income (loss) before income tax	21	15	(20)	11	9	9	9	12
Income tax (expense) benefit	(7)	(5)	7	(4)	(3)	(3)	(3)	(4)

Net income (loss)	14%	10%	(13)%	7%	6%	6%	6%	8%

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

Investments

      As of December 31, 2003, we had invested assets totaling $30.6 million with an unrealized gain of $132,331, net of taxes. The table below shows the aggregate amounts of fixed maturity securities, equity securities, cash and cash equivalents, and reinsured policy loans comprising our portfolio of invested assets:

	At December 31,

	2001	2002	2003

Fixed maturity securities	$12,214,279	$2,798,190	$15,267,477
Equity securities	—	—	2,500,191
Cash and cash equivalents	8,062,110	15,858,256	11,580,045
Reinsured policy loans	1,013,629	1,115,994	1,270,711

Total invested assets	$21,290,018	$19,772,440	$30,618,424

      As of December 31, 2003, the fixed maturity portion of our invested asset portfolio had a dollar weighted average Moody’s rating of Aa3, an average duration of 3.3 years and an average yield to maturity of 4.0% before investment expenses.

      The following table summarizes the fair value of our invested assets at the dates indicated.

	At December 31,

	2001	2002	2003

U.S. government agency	$216,308	$—	$4,032,188
Corporate	7,434,498	1,237,450	10,849,743
Asset-backed securities	1,661,456	416,559	—
Mortgage-backed securities	2,902,017	1,144,181	385,546

Total fixed maturity securities	$12,214,279	$2,798,190	$15,267,477
Equity securities	—	—	2,500,191
Cash and cash equivalents	8,062,110	15,858,256	11,580,045
Reinsured policy loans	1,013,629	1,115,994	1,270,711

Total invested assets	$21,290,018	$19,772,440	$30,618,424

      The following table summarizes the fair value by contractual maturities of our fixed maturity securities portfolio at the dates indicated.

	At December 31,

	2001	2002	2003

Due in less than one year	$615,406	$611,784	$912,255
Due after one through five years	6,825,383	625,666	8,891,136
Due after five through ten years	210,017	—	5,078,540
Asset-backed securities	1,661,456	416,559	—
Mortgage-backed securities	2,902,017	1,144,181	385,546

Total	$12,214,279	$2,798,190	$15,267,477

      The following table summarizes the composition of the fair value of our fixed maturity securities portfolio at the dates indicated by rating as assigned by S&P or Moody’s, using the higher of these ratings for any security where there is a split rating.

	At December 31,

Rating	2001	2002	2003

AAA/ Aaa	43%	56%	32%
AA/ Aa2	17	15	18
A/ A2	39	29	50
BBB/ Baa2	1	—	—
BB/ Ba2	—	—	—
B/ B2	—	—	—
CCC/ Caa or lower, or not rated	—	—	—

Total	100%	100%	100%

Segment Reporting

      We have defined our reportable segments based on the nature of our reinsurance agreements and the accounting treatment used for the various reinsurance agreements. For definitions of these segments and associated financial information, refer to Note 13 of the Consolidated Financial Statements.

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

      Our primary sources of liquidity were $15.3 million in fixed maturity securities available for sale, $11.6 million in consolidated cash and cash equivalents, and $2.5 million of equity securities at December 31, 2003. The effective duration of our fixed maturity portfolio is 3.3 years with 100% of the fixed maturity securities having an effective maturity of less than 10 years. Our fixed maturity portfolio represents 50% of our total invested assets, and has an average Moody’s quality rating of Aa3. We have gross unrealized losses of $16,000 and gross unrealized gains of $217,000 on our fixed maturity and equity securities as of December 31, 2003. For additional information pertaining to our investments, refer to Note 3 to the Consolidated Financial Statements.

      Our capital structure consists of short-term debt and equity. Our short-term debt is comprised of a $5 million, five-year convertible term note to Money Services, Inc. due on July 29, 2004. Money Services is a subsidiary of AEGON USA, Inc. Proceeds of this note were used to reduce a portion of the outstanding principal balance on a line of credit with Money Services. Interest is payable on the note at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. Money Services has the right to convert the outstanding principal balance of this note into common stock at any time. Upon conversion, Money Services would receive 6.255 shares of common stock for each $100 of the outstanding principal amount of the note, for a total of 312,750 shares, which reflects our three-for-two stock split in 2001. We have the option to redeem the note, in whole or in part, before maturity. To redeem the note before maturity, we must pay all principal, plus interest accrued from the date of the note through the redemption date at a higher effective interest rate of 9% per annum. As of December 31, 2002 and 2003, we had an outstanding principal balance on the term note of $5 million and accrued interest of $158,000.

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

      Under the coinsurance and modified coinsurance agreements, since we are reinsuring risks on essentially the same basis as that of the original policy, reinsurance premiums are materially greater than premiums received on the renewable term reinsurance. During the first year in which a policy is reinsured on a coinsurance basis, we are required to reimburse the ceding life company for our share of acquisition costs, including first year commissions and issuance expenses. Thereafter, we reimburse the ceding life company for our share of renewal commissions and maintenance expenses. Further, under modified coinsurance, the ceding life company does not transfer the reserves or the invested assets related to reserves in support of reinsured policy benefits (e.g., cash values). Accordingly, because of the type of reinsurance and the basis reinsured, the net first year cash outlays could be as much as, or more than, that year’s premiums paid for variable universal life insurance, and as much as 10% of variable annuity premiums. After the first policy year, our cash outlays for reinsurance allowances are significantly lower.

      Net cash flows provided by (used in) operating activities were $11.1 million, ($341,000) and $10.8 million for the years ended December 31, 2001, 2002 and 2003, respectively. Cash flows provided by operations in 2003 relating to new policies reinsured under coinsurance and modified coinsurance reflected net payments of $156,000 to Western Reserve to reinsure policies issued in 2003, and cash flows provided by operations for policies previously in force under coinsurance and modified coinsurance and by all policies reinsured under renewable term reinsurance of $12.0 million. Other cash flows used in operating activities of $1.0 million in 2003 were the result of cash payments for operating expenses and interest expenses.

      Cash flows used in operating activities in 2002 relating to new policies reinsured under coinsurance and modified coinsurance were $10.2 million and were primarily the result of the $7.2 million settlement paid to Western Reserve in April 2002 to increase the amount of business we reinsure as a result of the reinsurance amendments, settlements paid to reinsure policies issued in 2002 as a result of those amendments, and settlements paid to American Skandia to reinsure policies issued in 2002. These were offset by $14.8 million of cash flows provided by policies reinsured under coinsurance and modified coinsurance prior to 2002 and by all policies reinsured under renewable term reinsurance. Other cash flows used in operating activities of $4.9 million in 2002 were the result of cash payments for operating expenses, income taxes and interest expenses.

      Cash flows provided by operations in 2001 relating to new policies reinsured under coinsurance and modified coinsurance reflected payments of $2.0 million to Western Reserve and American Skandia to reinsure policies issued in 2001, and cash flows provided by operations for policies previously in force under coinsurance and modified coinsurance and by all policies reinsured under renewable term reinsurance of $15.1 million. Other cash flows used in operating activities of $2.0 million 2001 were the result of cash payments for operating expenses, income taxes and interest expenses. The following table summarizes the components of operating cash flows.

	Operating Cash Flows from

	Co/ModCo	Co/ModCo
	Reinsurance	Reinsurance	Renewable	Other	Total
	Assumed in	Assumed	Term	Operating	Operating
Calendar Year of Reporting (CYR)	CYR	Prior to CYR	Reinsurance	Cash Flows	Cash Flows

(In millions)
2003	$(0.2)	$7.8	$4.2	$(1.0)	$10.8
2002	(10.2)	9.5	5.3	(4.9)	(0.3)
2001	(2.0)	8.7	6.4	(2.0)	11.1

      At this time we are exploring financing strategies to fund transactions. The amount, timing, receipt and cost of additional capital may determine the extent we choose to take advantage of the rights we have under our agreements or to enter into new reinsurance transactions.

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

      Net cash flows provided by (used in) investing activities were ($6.2 million), $9.3 million and ($15.0 million) for the years ended December 31, 2001, 2002 and 2003, respectively. The cash flows used in investing activities of $15.0 million in 2003 primarily related to our purchase of $14.3 million of fixed maturity securities and $2.5 million of equity securities. The cash flows provided by investing activities of $9.3 million in 2002 were the primarily the result of $10.5 million of proceeds generated from the sale and maturity of available for sale securities. The cash flows used in investing activities of $6.2 million in 2001 primarily related to our purchase of $8.1 million of fixed maturity securities. We have incurred no significant capital expenditures during 2003.

      Financing Cash Flows. Financing cash flows relate primarily to activities associated with our capital position. Net cash flows used in financing activities were $1.1 million, $1.1 million and zero for the years ended December 31, 2001, 2002 and 2003, respectively. There were no cash flows provided by or used in financing operations in 2003. Cash flows used in financing activities in 2002 related to the withdrawal of the registration statement in October 2002 for our proposed initial public offering of 9.5 million shares of common stock. The registration statement was withdrawn due to unfavorable market conditions. Cash flows used in financing activities resulted in $1.7 million of deferred offering costs expenses in 2002, offset by $577,000 of cash paid for deferred offering costs in 2001, which had been previously recorded as prepaid expenses on the consolidated balance sheet. Cash flows used in financing activities in 2001 related to principal payments on the Money Services line of credit, dividends paid on our preferred stock and cash paid for deferred offering costs which had been recorded as prepaid expenses.

      Restrictions. Global Preferred Holdings, Inc. is a holding company with no direct operations, and whose principal assets are the capital stock of its subsidiaries and $4.0 million of cash and invested assets, as of December 31, 2003. Global Preferred Holdings, Inc. relies primarily on funds retained at the holding company level, debt service on amounts loaned to Global Preferred Re, management service fees from its subsidiaries and potential dividends from Global Preferred Re to meet ongoing cash requirements. The ability of Global Preferred Re to pay dividends to Global Preferred Holdings is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda, which are discussed in Note 9 to the Consolidated Financial Statements. As of December 31, 2003, Global Preferred Re had total statutory capital and surplus of $22.6 million, which includes up to $7.4 million available to distribute in dividends without seeking regulatory approval. During the year ended December 31, 2003, Global Preferred Re paid no dividends to Global Preferred Holdings, Inc.

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

Contractual Obligations and Commitments

      The following table shows our contractual obligations and commitments including our payments due by period. Refer to Note 10 to the Consolidated Financial Statements for further details.

	Total	2004	2005	2006	2007

	(In 000s)
Short-term debt	$5,375.0	$5,375.0	$—	$—	$—
Office lease	489.7	97.6	123.9	132.1	136.1
Operating leases	75.2	37.0	37.0	1.2	—

Total	$5,939.9	$5,509.6	$160.9	$133.3	$136.1

Currency

      At December 31, 2003, we had written all of our reinsurance business in U.S. dollars. If, in the future, we write business in currencies other than the U.S. dollar, we intend to invest a portion of the premiums collected on the reinsurance contract in securities denominated in the same foreign currency as the premium received. We also intend to consider and evaluate our foreign currency exchange risk and hedge our exposure.

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

Recent Accounting Pronouncements

      For a discussion of certain recently issued accounting pronouncements, refer to Note 2 to the Consolidated Financial Statements.

Forward-Looking Statements

      Certain statements made in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe-harbor” provisions of that Act. Additionally, any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements may include, but are not limited to statements relating to reinsurance revenues, gross profits, cash flows, and net income in future periods. Such statements often include the words “believes,” “expects,” “assumes,” “predicts,” “continue,” “potential,” “should,” “could,” “can,” “may,” “will,” “proposes,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” and variations or negations of such expressions or similar expressions. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to:

•	The amount, timing, receipt, and cost of additional capital to fund our exercise of the rights to increase our reinsurance business with Western Reserve;

•	A decrease in the level of demand for our reinsurance business, or increased competition in the industry;

•	Extent to which we are able to develop new reinsurance programs;

•	Adverse reinsurance experience, including death claims and surrenders;

•	Estimates of reserves;

•	Assumptions used in accounting for deferred acquisition costs;

•	Negotiation of reinsurance agreements;

•	Our cash requirements;

•	Availability of capital on acceptable terms;

•	Our ability to compete successfully;

•	The passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate; and

•	Changes in economic conditions, including interest rate and equity market conditions, which could affect our investment portfolio and reinsured policy revenues.

      These forward-looking statements are subject to change and uncertainty that are beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect on our business. We cannot assure you that future developments will be in accordance with our expectations or that the effect of future developments will be those we anticipate. Actual results could differ materially from those we expect, depending upon the outcome of certain factors, including those described in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We have described some important factors that could cause our actual results to differ materially from our expectations in “Factors That May Affect Future Results of Operations” included as Exhibit 99.1. You should carefully review these risks and additional risks described in other documents we file from time to time with the Securities and Exchange Commission, including quarterly reports on the Form 10-Q. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      We do not directly manage the allocation of our assets to strategies or underlying funds, nor do we control the manner in which they are invested by underlying fund managers. We utilize an independent investment manager to invest our assets in accordance with our investment guidelines. Conning Asset Management Inc., a subsidiary of Swiss Reinsurance Company, has been our investment manager since June 1998. Conning has discretionary authority to manage our non-cash investment portfolio. As a result, the performance of our aggregate investment portfolio depends largely on the ability of Conning to select and manage appropriate investments. However, we consistently and systematically monitor the strategies and funds in which we are invested, and we believe our overall risk is limited as a result of our selected strategy.

      Our cash and fixed income investment portfolio includes investments that are subject to changes in market values with changes in interest rates. The impact on our cash and fixed income investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 1.7%, or approximately $468,000, on a portfolio valued at approximately $26.8 million at December 31, 2003. The impact on our cash and fixed income investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 1.7%, or approximately $465,000. The foregoing reflects the use of an immediate time horizon. Credit spreads are assumed to remain constant in these hypothetical examples.

Item 8.	Financial Statements and Supplementary Data

      The following financial statements are attached hereto commencing on page F-1.

•	Independent Auditors’ Reports

•	Consolidated Balance Sheets at December 31, 2002 and 2003

•	Consolidated Statements of Income for the years ended December 31, 2001, 2002 and 2003

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2001, 2002 and 2003

•	Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003

•	Notes to Consolidated Financial Statements for the years ended December 31, 2001, 2002 and 2003

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On June 19, 2003, we dismissed KPMG LLP as our principal accountant. The decision to dismiss KPMG LLP was made by the Audit Committee of the Board of Directors in consultation with management after soliciting proposals from KPMG LLP and other auditors. The audit reports of KPMG LLP on our consolidated financial statements as of and for the years ended December 31, 2001 and 2002, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

      In connection with the audits of our two fiscal years ended December 31, 2002 and the subsequent interim period through June 19, 2003, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to KPMG LLP’s satisfaction, would have caused KPMG LLP to refer to the subject matter of the disagreements in connection with their report.

      On June 19, 2003, the Audit Committee engaged Deloitte & Touche LLP as our certifying accountants for the fiscal year ended December 31, 2003. During the two most recent fiscal years and through the date of engagement, neither we nor anyone engaged on our behalf has consulted with Deloitte & Touche LLP on items regarding either: (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s financial statements; or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) with our former auditor or reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.	Controls and Procedures

      As of the most recent fiscal quarter end, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-14(c) of the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures were effective, in all material aspects, to ensure that information required to be disclosed in the reports we file with the Commission is recorded, processed, summarized and reported as and when required.

      There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date our chief executive officer and chief financial officer carried out their evaluation. There were not significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART III

      The information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to the information contained in our Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or prior to April 29, 2004 or such information will be included by amendment to this report to be filed within 30 days from the date hereof.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed or incorporated by reference as part of this Form 10-K.

1. The audited consolidated financial statements of Global Preferred Holdings, Inc. and the related auditors’ reports listed in the Index to Financial Statements appearing on page F-1.

2. The exhibits filed as part of this report as required by Item 601 of Regulation S-K are included in the Index to Exhibits appearing on page E-1.

      (b) Reports on Form 8-K.

      A Current Report on Form 8-K was filed with the Securities and Exchange Commission on November 17, 2003 to disclose the earnings press release of the third quarter results.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL PREFERRED HOLDINGS, INC.

By:	/s/ EDWARD F. MCKERNAN

Edward F. McKernan
Chief Executive Officer and President

Date: March 30, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD F. MCKERNAN Edward F. McKernan	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2004

/s/ BRADLEY E. BARKS Bradley E. Barks	Chief Financial Officer and Senior Vice President — Finance (Principal Financial Officer)	March 30, 2004

/s/ CARYL P. SHEPHERD Caryl P. Shepherd	Chief Accounting Officer, Treasurer, Controller, Secretary, and Vice President (Principal Accounting Officer)	March 30, 2004

/s/ JOSEPH F. BARONE Joseph F. Barone	Chairman of the Board of Directors and Director	March 30, 2004

/s/ MILAN M. RADONICH Milan M. Radonich	Director	March 30, 2004

/s/ THOMAS W. MONTGOMERY Thomas W. Montgomery	Director	March 30, 2004

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed on June 28, 1995).
3	.1.1	Amendment to Certificate of Incorporation of the Registrant, changing the name of the Company to “The WMA Corporation” (incorporated by reference to Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, filed on May 15, 1998).
3	.1.2	Amendment to Certificate of Incorporation of the Registrant, increasing the number of authorized shares of common stock and creating a new class of authorized shares of preferred stock (incorporated by reference to Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, filed on August 16, 1999).
3	.1.3	Certificate of Amendment to Certificate of Incorporation of the Registrant, changing the name of the Company to “Global Preferred Holdings, Inc.” (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed on November 14, 2001).
3	.1.4	Amendment to Certificate of Incorporation of the Registrant, decreasing the number of authorized shares of common stock and preferred stock and reducing the par value of the preferred stock (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, filed on August 14, 2003).
3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 filed on February 22, 2002).
4.1		Revised Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 filed on February 22, 2002).
10.1		Reinsurance Agreement No. 1 with Western Reserve Life Assurance Co. of Ohio, dated July 9, 1996 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, filed on May 15, 1998).
10	.2*	Automatic Variable Annuity Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective January 1, 1998 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, filed on August 14, 1998).
10	.3*	Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 with Western Reserve Life Assurance Co. of Ohio, effective April 1, 1998 (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, filed on August 14, 1998).
10.4		Management Agreement dated August 2, 1995 with CFM Insurance Managers, Ltd. (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1997, filed on October 1, 1998).
10.5		Revolving Line of Credit Loan Agreement with Money Services, Inc., dated September 30, 1998 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, filed on November 16, 1998).
10.6		Revolving Line of Credit Promissory Note issued on September 30, 1998 to Money Services, Inc. in the principal sum of $10,000,000 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, filed on November 16, 1998).
10.7		Directed Reinsurance Agreement with WMA Agency, dated June 8, 1998 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, filed on November 16, 1998).

Exhibit
Number		Description

10.8		First Amendment of Revolving Line of Credit Promissory Note with Money Services, Inc., dated January 29, 1999 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999, filed on May 17, 1999).
10.9		Amendment Number 1 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 with Western Reserve Life Assurance Co. of Ohio, effective January 1, 1999 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, filed on November 15, 1999).
10.10		Amendment Number 1 to the Automatic Variable Annuity Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective January 1, 1999 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, filed on November 15, 1999).
10.11		Third Amendment of Revolving Line of Credit Promissory Note with Money Services, Inc., dated July 30, 1999 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, filed on November 15, 1999).
10.12		Five Year Term Note issued to Money Services, Inc. on July 30, 1999 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, filed on November 15, 1999).
10.13		Fourth Amendment of Revolving Line of Credit Promissory Note with Money Services, Inc., effective December 31, 1999 (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999, filed on March 20, 2000).
10	.14*	Amendment Number 2 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 with Western Reserve Life Assurance Co. of Ohio, effective October 1, 1999 (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000).
10	.15*	Automatic Flexible Premium Variable Life Reinsurance Agreement Number 3 with Western Reserve Life Assurance Co. of Ohio, effective October 1, 1999 (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000).
10	.16*	Amendment Number 2 to the Automatic Variable Annuity Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective October 1, 1999 (incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000).
10.17		Amendment Number 3 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 with Western Reserve Life Assurance Co. of Ohio, effective February 1, 2000 (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000).
10.18		Amendment Number 3 to the Automatic Variable Annuity Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective February 1, 2000 (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000).
10	.19*	Amendment Number 4 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 with Western Reserve, effective January 1, 2000 (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000, filed on March 20, 2001).
10	.20*	Amendment Number 5 to the Automatic Variable Annuity Reinsurance Agreement with Western Reserve, effective January 1, 2000 (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000, filed on March 20, 2001).

Exhibit
Number		Description

10.21		Third Amendment and Joinder to the Directed Reinsurance Agreement with World Marketing Alliance, Inc. and World Financial Group, Inc. dated July 12, 2001 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed on August 13, 2001).
10.22		First Right Agreement with Western Reserve Life Assurance Co. of Ohio dated July 12, 2001 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed on August 13, 2001).
10.23		Amendment Number 3 to the Automatic Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective as of September 18, 2001 (incorporated by reference to Exhibit 10.33 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.24		Amendment Number 5 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 with Western Reserve, effective September 18, 2001 (incorporated by reference to Exhibit 10.34 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10	.25*	Amendment Number 6 to the Automatic Flexible Premium Variable Life Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective September 18, 2001(incorporated by reference to Exhibit 10.35 to Registrant’s Registration Statement on Form S-1/A, filed on May 8, 2002).
10.26		Amendment Number 2 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 3 with Western Reserve Life Assurance Co. of Ohio, effective September 18, 2001 (incorporated by reference to Exhibit 10.36 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.27		Amendment Number 6 to the Automatic Variable Annuity Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective September 18, 2001(incorporated by reference to Exhibit 10.37 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.28		Global Preferred Holdings, Inc. Stock Incentive Plan and Form of Stock Option Grant Certificate (incorporated by reference to Exhibit 10.38 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.29		Global Preferred Holdings, Inc. Directors Stock Option Plan and Form of Stock Option Grant Certificate (incorporated by reference to Exhibit 10.39 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.30		Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.40 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.31		Employment Agreement by and between the Registrant and Edward F. McKernan, effective January 1, 2002 (incorporated by reference to Exhibit 10.41 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.32		Employment Agreement by and between the Registrant and Caryl P. Shepherd, effective February 1, 2002 (incorporated by reference to Exhibit 10.42 to Registrant’s Registration Statement on Form S-1/A, filed on March 29, 2002).
10.33		Form of Stock Option Grant Certificate for S. Hubert Humphrey, Jr. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K, filed on February 22, 2002).
10.34		Employment Agreement by and between the Registrant and Bradley E. Barks, effective March 4, 2002 (incorporated by reference to Exhibit 10.45 to Registrant’s Registration Statement on Form S-1/A, filed on March 29, 2002).
10.35		Employment Agreement by and between the Registrant and Thomas Bobowski, effective March 4, 2002 (incorporated by reference to Exhibit 10.46 to Registrant’s Registration Statement on Form S-1/A, filed on March 29, 2002).

Exhibit
Number		Description

10	.36*	Automatic Pool Reinsurance Agreement, effective April 1, 1998, with American Phoenix Life and Reinsurance Company, Swiss Re Life & Health America, Inc., The Lincoln National Life Insurance Company and Transamerica Occidental Life Insurance Company (incorporated by reference to Exhibit 10.47 to Registrant’s Registration Statement on Form S-1/A, filed on May 8, 2002).
10.37		Amendment Number 7 to the Automatic Flexible Premium Variable Life Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective January 1, 2002 (incorporated by reference to Exhibit 10.48 to Registrant’s Registration Statement on Form S-1/A, filed on April 19, 2002).
10.38		Amendment Number 3 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 3 with Western Reserve Life Assurance Co. of Ohio, effective January 1, 2002 (incorporated by reference to Exhibit 10.49 to Registrant’s Registration Statement on Form S-1/A, filed on April 19, 2002).
10.39		Amendment Number 7 to the Automatic Variable Annuity Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective January 1, 2002 (incorporated by reference to Exhibit 10.50 to Registrant’s Registration Statement on Form S-1/A, filed on April 19, 2002).
10.40		First Amendment to Employment Agreement by and between the Registrant and Bradley E. Barks, effective July 30, 2002 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002).
10.41		Lease Agreement by and between the Registrant and Metropolitan Life Insurance Company effective September 12, 2002 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed on November 20, 2002).
10.42		Renewal of the Employment Agreement by and between the Registrant and Bradley E. Barks, effective March 1, 2003 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003).
10.43		Renewal of the Employment Agreement by and between the Registrant and Caryl P. Shepherd, effective February 1, 2003 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003).
10.44		Renewal of the Employment Agreement by and between the Registrant and Thomas J. Bobowski, effective March 4, 2003 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003).
10.45		First Amendment to the Employment Agreement by and between the Registrant and Edward F. McKernan, effective April 1, 2003 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003).
10.46		First Amendment to the Lease Agreement by and between the Registrant and Metropolitan Life Insurance Company effective July 14, 2003 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 14, 2003).
10.47		Amendment No. 4 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 3 Between Western Reserve and Global Preferred Re Limited effective July 1, 2003 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 14, 2003).

Exhibit
Number	Description

16.1	Letter of KPMG LLP to the Securities and Exchange Commission dated June 26, 2003 regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to Registrant’s Current Report on Form 8-K filed on June 26, 2003).
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of KPMG LLP
31.1	Certification by Edward F. McKernan, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Bradley E. Barks, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Edward F. McKernan, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Bradley E. Barks, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Safe Harbor Compliance Statement For Forward-Looking Statements.

*	Confidential Treatment has been requested with respect to portions of these documents. The omitted portions of these documents were filed separately with the Securities and Exchange Commission.

GLOBAL PREFERRED HOLDINGS, INC.

INDEPENDENT AUDITORS’ REPORTS

The Board of Directors

Global Preferred Holdings, Inc.:

      We have audited the accompanying consolidated balance sheet of Global Preferred Holdings, Inc. and subsidiaries (“Global Preferred”) as of December 31, 2003, and the related statements of income, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of Global Preferred’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Preferred Holdings, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 29, 2004

The Board of Directors

Global Preferred Holdings, Inc.:

      We have audited the accompanying consolidated balance sheet of Global Preferred Holdings, Inc. and subsidiaries (“Global Preferred”) as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of Global Preferred’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Preferred Holdings, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Atlanta, Georgia

March 14, 2003

GLOBAL PREFERRED HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	Years Ended December 31,

	2002	2003

ASSETS
Fixed maturity securities — available for sale (amortized cost of $2,673,762 and $15,057,808 for 2002 and 2003, respectively)	$2,798,190	$15,267,477
Equity securities — available for sale (cost of $2,009,360 for 2003)	—	1,998,932
Other equity investments (cost of $500,000 for 2003)	—	501,259
Cash and cash equivalents	15,858,256	11,580,045
Reinsured policy loans	1,115,994	1,270,711

Total invested assets	19,772,440	30,618,424
Investment income due and accrued	80,882	197,020
Accounts receivable	215,500	44,588
Reinsurance balances receivable	3,078,949	2,112,462
Deferred acquisition costs	49,850,309	45,607,865
Prepaid expenses	888,662	519,888
Current income tax recoverable	172,500	48,152
Fixed assets (net of accumulated depreciation of $240,439 and $336,817 for 2002 and 2003, respectively)	215,095	135,495

Total assets	$74,274,337	$79,283,894

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Future policy benefits	$16,923,775	$18,881,390
Reinsurance balances payable	42,130	169,481
Accrued expenses and accounts payable	473,636	517,078
Accrued interest payable	158,219	158,219
Current maturities of long-term debt	—	5,000,000
Long-term debt	5,000,000	—
Deferred tax liability	8,354,722	9,252,250

Total liabilities	30,952,482	33,978,418

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $.001, 50,000,000 shares and 15,000,000 shares authorized for 2002 and 2003, respectively; 4,149,074 shares issued for 2002 and 2003	4,149	4,149
Additional paid-in capital	23,326,026	23,326,026
Accumulated other comprehensive income	82,125	132,331
Retained earnings	19,958,822	21,892,237
Treasury stock, at cost (7,390 shares)	(49,267)	(49,267)

Total stockholders’ equity	43,321,855	45,305,476

Total liabilities and stockholders’ equity	$74,274,337	$79,283,894

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2001	2002	2003

Revenues:
Premiums	$19,240,551	$17,984,990	$17,401,266
Reinsured policy revenues	11,237,610	13,859,540	12,796,537
Net investment income	810,544	741,691	406,993
Net realized gain on investments	44,807	427,823	21,476
Other income	—	530	62,786

Total revenues	31,333,512	33,014,574	30,689,058

Benefits and expenses:
Benefits, claims and settlement expenses	6,292,392	8,428,898	9,268,559
Change in future policy benefits	2,411,335	1,525,570	1,054,256
Reinsurance expense allowances, net	8,501,197	8,517,836	8,135,785
Amortization of deferred acquisition costs	3,944,660	7,023,815	5,536,839
Operating expenses	1,951,634	3,119,932	3,386,942
Costs of withdrawn offering	—	1,712,000	—
Interest expense	378,145	380,116	375,000

Total benefits and expenses	23,479,363	30,708,167	27,757,381

Income before income tax	7,854,149	2,306,407	2,931,677
Income tax expense	(2,391,568)	(788,730)	(998,262)

Net income	$5,462,581	$1,517,677	$1,933,415

Preferred dividends	267,104	—	—

Net income available to common stockholders	$5,195,477	$1,517,677	$1,933,415

Basic earnings per share	$1.39	$0.37	$0.47

Diluted earnings per share	$1.32	$0.37	$0.47

Weighted average common shares outstanding	3,742,610	4,141,684	4,141,684

Total weighted average common and common equivalent shares outstanding	4,141,684	4,141,684	4,141,684

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Years Ended December 31, 2001, 2002 and 2003

	Number					Accumulated
	of		Number of		Additional	other			Total
	preferred	Preferred	common	Common	paid-in	comprehensive	Retained	Treasury	stockholders’	Comprehensive
	shares	stock	shares	stock	capital	income (loss)	earnings	stock	equity	income

Balance, January 1, 2001	266,047	$532,094	2,500,000	$2,500	$22,795,581	$62,357	$13,246,301	$(49,900)	$36,588,933
Comprehensive income
Net income							5,462,581		5,462,581	$5,462,581
Other comprehensive income, net of tax						184,174			184,174	184,174

Total comprehensive income										$5,646,755

Three-for-two stock split			1,250,000	1,250	(1,250)		(267,104)		(267,104)
Preferred dividends
Treasury stock reissued (95 shares)	—	—	—	—	—	—	(633)	633	—

Balance, December 31, 2001	266,047	532,094	3,750,000	3,750	22,794,331	246,531	18,441,145	(49,267)	41,968,584
Comprehensive income
Net income							1,517,677		1,517,677	$1,517,677
Other comprehensive loss, net of tax						(164,406)			(164,406)	(164,406)

Total comprehensive income										$1,353,271

Preferred stock conversion	(266,047)	(532,094)	399,074	399	531,695	—	—	—	—

Balance, December 31, 2002	—	—	4,149,074	4,149	23,326,026	82,125	19,958,822	(49,267)	43,321,855
Comprehensive income
Net income							1,933,415		1,933,415	$1,933,415
Other comprehensive income, net of tax						50,206			50,206	50,206

Total comprehensive income										$1,983,621

Balance, December 31, 2003	—	$—	4,149,074	$4,149	$23,326,026	$132,331	$21,892,237	$(49,267)	$45,305,476

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2002	2003

Cash flows from operating activities:
Net income	$5,462,581	$1,517,677	$1,933,415
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	3,989,418	7,072,737	5,633,217
Costs of withdrawn offering	—	1,712,000	—
Deferred tax expense	1,954,605	771,649	871,664
Net realized gain on investments	(44,807)	(427,823)	(21,476)
Change in:
Investment income due and accrued	(58,497)	91,173	(116,138)
Accounts receivable	—	(215,500)	170,912
Reinsurance balances receivable	(209,959)	(236,041)	966,487
Deferred acquisition costs	(3,992,590)	(14,073,855)	(1,294,395)
Prepaid expenses	(51,216)	(762,212)	368,774
Current income tax recoverable	—	(172,500)	124,348
Future policy benefits	3,885,784	5,012,243	1,957,615
Reinsurance balances payable	(199,198)	(146,688)	127,351
Accrued expenses and accounts payable	404,565	(71,047)	43,442
Accrued interest payable	(3,137)	—	—
Current income tax payable	7,868	(413,299)	—

Net cash provided by (used in) operating activities	11,145,417	(341,486)	10,765,216

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	1,674,272	9,856,622	421,282
Proceeds from principal payments on mortgage-backed securities of available-for-sale securities	474,925	1,096,204	738,085
Proceeds from maturity of available-for-sale securities	—	600,000	800,000
Purchase of fixed maturity and equity securities	(8,127,239)	(1,958,013)	(16,831,299)
Change in reinsured policy loans	(146,606)	(102,365)	(154,717)
Purchase of fixed assets	(84,066)	(219,928)	(16,778)

Net cash provided by (used in) investing activities	(6,208,714)	9,272,520	(15,043,427)

Cash flows from financing activities:
Preferred dividends	(279,349)	—	—
Proceeds from short term debt	(277,285)	—	—
Prepaid expenses — costs of withdrawn offering	(577,112)	577,112	—
Costs of withdrawn offering	—	(1,712,000)	—

Net cash used in financing activities	(1,133,746)	(1,134,888)	—

Net increase (decrease) in cash and cash equivalents	3,802,957	7,796,146	(4,278,211)
Cash and cash equivalents at beginning of period	4,259,153	8,062,110	15,858,256

Cash and cash equivalents at end of period	$8,062,110	$15,858,256	$11,580,045

Supplemental disclosure of cash flow information:
Interest paid	$381,282	$380,116	$375,000

Income taxes paid	$429,095	$602,880	$2,250

Change in preferred dividend accrual	$(12,245)	$—	$—

Non-cash financing activities:
Treasury shares issued for stock split fractional shares	95	—	—

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2002 and 2003

1.	Organization

      Global Preferred Holdings, Inc. was formed March 9, 1995 as an insurance holding company.

      The consolidated financial statements include the assets, liabilities, and results of operations of Global Preferred Holdings, Inc. (“Global Preferred”) and its wholly owned subsidiaries, Global Preferred Re Limited, Global Preferred Solutions, Inc., Global Preferred Resources, Inc. and Preferred Advantage Insurance Services, Inc. Global Preferred Re is a Bermuda company registered as a long-term insurer under the Bermuda Insurance Act 1978. Global Preferred together with its subsidiaries are referred to collectively as “Global Preferred” unless the context otherwise requires or otherwise as expressly stated.

      Global Preferred was formed principally to provide an opportunity for independent agents associated with an independent marketing organization to participate indirectly in the reinsurance of the policies they sell. Global Preferred’s core business consists of providing reinsurance facilities and services necessary to establish, manage and maintain reinsurance relationships between independent marketing organizations (“IMO”) and life insurance companies. An IMO is an independent organization that contracts with one or more insurance companies to distribute and market securities and insurance products. Many of the individual agents that purchased equity in Global Preferred are currently associated with World Financial Group, Inc., an affiliate of AEGON USA, Inc., and collectively own a significant portion of the outstanding common stock of Global Preferred. To date, the agents associated with World Financial Group, and its predecessor, have sold all life insurance and annuity policies reinsured by Global Preferred.

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

2.	Summary of Significant Accounting Policies

      Consolidation and Basis of Presentation. The consolidated financial statements of Global Preferred have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Accounts that Global Preferred deems to be sensitive to changes in estimates include deferred acquisition costs and future policy benefits. In all instances, actual results could differ from estimates.

      The accompanying financial statements consolidate the accounts of Global Preferred and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

      Investments. Global Preferred classifies all fixed maturity securities and equity securities, with readily determinable fair values, as “available for sale.” Such securities are reported at fair value. Fixed maturity securities available for sale are so classified based upon the possibility that such securities could be sold prior to maturity if that action enables Global Preferred to execute its investment philosophy and appropriately match investment results to operating and liquidity needs. Equity securities are classified as available for sale because Global Preferred does not intend to actively trade these securities. Unrealized gains and losses on marketable equity securities and fixed maturity securities available for sale, less applicable deferred income taxes, are reported as a separate component of accumulated other comprehensive income within stockholders’ equity.

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Fair Value Disclosure. The carrying values of cash and cash equivalents, reinsurance receivables and payables, accounts receivables and payables, accrued expenses and short-term debt approximate their fair values due to the short-term nature of these accounts. Taking into consideration the basis of reinsurance under the reinsurance agreements, the carrying value of future policy benefits approximates its fair value. See Note 3 for fair value information covering Global Preferred’s investment portfolio.

      Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and on deposit purchased with an original maturity of three months or less. Cash and cash equivalents may also include cash in transit from the sale of securities at year-end.

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

      On those policies reinsured under a renewable term agreement, deferred acquisition costs are amortized in proportion to the premium revenue related to the mortality risk reinsured. Such premium revenue is estimated using the same assumptions used for computing liabilities for future policy benefits. Such assumptions include estimates of expected investment yields, mortality, persistency and expenses applicable at the time the policies are reinsured. Original assumptions on renewable term business continue to be used in subsequent accounting periods to determine changes in the deferred acquisition costs unless a premium deficiency exists. Under the renewable term agreements, the amortization is in proportion to the ratio of premiums collected during the then current period to total anticipated premiums and is adjusted to reflect actual persistency of the insurance in force.

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

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred by the ceding life company that are attributable to the risks reinsured. Allowances are shown net of amounts deferred as policy acquisition costs.

      Fixed Assets. Fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the related assets, which range from three to seven years.

      Future Policy Benefits. Liabilities for future benefits on life insurance policies are established in an amount believed to be adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits under long-term life insurance policies have been computed based on estimates of investment yields, mortality and withdrawal rates expected at the time the policies are reinsured, and other assumptions including estimates for incurred but not reported claims. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured and other appropriate factors. The assumptions for estimated investment yields are based upon various factors including then current yields on Global Preferred’s investment portfolio and market rates for new investments. Interest rates used in estimating future policy benefits ranged from 5.5% to 7.0% at the time the policies in force were reinsured. The mortality and withdrawal assumptions are based on Global Preferred’s experience, industry experience and industry standards. Policy and contract reserves are included in the liability for future policy benefits on the consolidated balance sheets.

      Liabilities for future policy benefits under the coinsurance and modified coinsurance agreements equal reinsured policy account balances on the underlying life insurance policies and annuity contracts. With regard to the separate account benefits reinsured on a modified coinsurance basis, Global Preferred records such liabilities as an offset to related assets as its intentions and rights under the agreements with the ceding life companies meet the appropriate conditions governing rights of setoff. The nature of separate account benefits under variable life insurance policies or variable annuity contracts do not permit Global Preferred to reinsure those benefits on a coinsurance basis. Global Preferred reinsures the fixed account portion of annuity contracts and life insurance polices only on a coinsurance basis and, accordingly, the liabilities for that portion of the reinsurance are recorded as future policy benefits.

      Income Taxes. Global Preferred uses the asset and liability method to record deferred income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using an effective federal tax rate of 34%. Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes specifically excludes recognition of the “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on Global Preferred’s earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No.109, at December 31, 2003.

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

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

policy administration charges, asset-based allowances and deferred sales charges that have been assessed against the reinsured policy account balances under the coinsurance and modified coinsurance agreements.

      Earnings Per Share. Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period, in accordance with SFAS No. 128, Earnings Per Share. Diluted earnings per share are computed based on the total weighted-average number of common and common equivalent shares outstanding during the period. Outstanding stock options, all of which were granted in 2003, were anti-dilutive for the year ended December 31, 2003.

      The shares used in the computation of Global Preferred’s basic and diluted earnings per common share are as follows:

	Years Ended December 31,

	2001	2002	2003

	(Shares in thousands)
Weighted-average common shares outstanding	3,742.6	4,141.7	4,141.7
Dilutive effect of preferred stock and convertible debenture	711.8	—	—

Weighted-average common shares outstanding, assuming dilution	4,454.4	4,141.7	4,141.7

      For the year ended December 31, 2001, weighted-average common shares outstanding, assuming dilution, include the incremental shares that would be issued upon the conversion of the convertible note issued to Money Services, Inc. and the conversion of the preferred stock. The conversion price of the note is $15.99 per common share based on the maturity value of the convertible note. For the years ended December 31, 2002 and 2003, the incremental shares issued and the income impact upon the conversion of the convertible note were excluded because they would have been anti-dilutive. The outstanding stock options along with the convertible note could be dilutive in the future.

      The income available to common shareholders used in the computation of Global Preferred’s basic and diluted earnings per common share are as follows:

	Years Ended December 31,

	2001	2002	2003

	(Dollars in thousands)
Income available to common shareholders	$5,195.5	$1,517.7	$1,933.4
Income impact of assumed conversion of preferred stock and convertible debenture	530.0	—	—

Income available to common shareholders with assumed conversion	$5,725.5	$1,517.7	$1,933.4

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

      Stock Compensation Plan. Global Preferred applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock-based compensation plans. Global Preferred has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Global Preferred’s employee stock incentive plan and directors stock option plan (the “stock option plans”) are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. As the exercise price of all options granted under the stock option plans was not less than the fair value of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income. The following table illustrates the effect on net income and earnings per share if Global Preferred had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock option plans as of the dates reported.

      For purposes of this pro-forma disclosure, the estimated fair value of the options is assumed to be amortized as a stock-based compensation expense over the options’ vesting periods.

	Years Ended December 31,

	2001	2002	2003

	(In thousands — except
	per share amounts)
Net income, as reported	$5,195.5	$1,517.7	$1,933.4
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	—	—	(16.1)

Pro-forma net income	$5,195.5	$1,517.7	$1,917.3

Reported basic earnings per common share	$1.39	$0.37	$0.47

Reported diluted earnings per common share	$1.32	$0.37	$0.47

Pro-forma basic earnings per common share	$1.39	$0.37	$0.46

Pro-forma diluted earnings per common share	$1.32	$0.37	$0.46

      Recent Accounting Pronouncements. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will be included in either earnings or other comprehensive income depending on the intended use of the derivative instrument. The provisions of SFAS No. 133 do not have a material impact on Global Preferred’s financial statements. In 2003, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The provisions of SFAS No. 149 did not have a material impact on Global Preferred’s financial statements.

      In April 2003, the Financial Accounting Standards Board (“FASB”) cleared Statement 133 Implementation Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments, which includes guidance with respect to modified coinsurance arrangements involving fixed account products. Global Preferred does not reinsure the fixed account of any product on a modified coinsurance basis and therefore this issue did not have a material impact on Global Preferred’s financial statements.

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Global Preferred has implemented the disclosure requirement of this standard in conjunction with its reporting of employee stock compensation.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The provisions of this statement provide guidelines on how companies recognize certain financial instruments with characteristics of both liabilities and equity. It requires certain financial instruments, which were previously treated as equity, to be classified as a liability. The provisions of this statement are effective for financial statements issued on or after June 15, 2003, with the exception of certain mandatorily redeemable non-controlling interests. The adoption of this statement did not have a material impact on Global Preferred’s financial statements.

      In November 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and in January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, as revised by Interpretation 46R, issued in December 2003. The issuance of Interpretation No. 45 did not have a material impact on Global Preferred’s financial statements. The issuance of Interpretation No. 46 is not expected to have a material impact on Global Preferred’s financial statements.

      In July 2003, the Accounting Standards Executive Committee issued Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The provisions of this SOP are effective for financial statements for fiscal years beginning after December 15, 2003 and require, among other things, that liabilities be established for guaranteed minimum death benefits for certain variable annuity policies. The guaranteed minimum death benefit liability is established with the change in the liability included in gross profits used to determine the amortization of the deferred acquisition costs. This change may result in an increase in the liability for future policy benefits and an offsetting increase in deferred acquisition costs. Global Preferred does not expect these changes to have a material impact on its financial statements.

      Reclassification. Global Preferred has reclassified the presentation of certain 2001 and 2002 information to conform to the 2003 presentation.

3.	Investments

      Major categories of net investment income consist of the following:

	Years Ended December 31,

	2001	2002	2003

Fixed maturity securities	$718,583	$716,165	$271,307
Equity securities	—	—	15,178
Cash and cash equivalents	147,447	93,125	188,303

	866,030	809,290	474,788
Investment expenses	(55,486)	(67,599)	(67,795)

Net investment income	$810,544	$741,691	$406,993

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost, unrealized gains and losses, and estimated fair values of fixed maturity and equity securities at December 31, 2002 and 2003 are as follows:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

2002
Fixed maturity securities, available for sale:
Corporate	$1,191,270	$46,180	$—	$1,237,450
Asset-backed securities	398,442	18,117	—	416,559
Mortgage-backed securities	1,084,050	60,131	—	1,144,181

Total	$2,673,762	$124,428	$—	$2,798,190

2003
Available for sale:
Fixed maturity securities:
U.S. government corporations and agencies	$3,993,105	$39,083	$—	$4,032,188
Corporate	10,701,005	154,377	5,639	10,849,743
Mortgage-backed securities	363,698	21,848	—	385,546

Total	15,057,808	215,308	5,639	15,267,477
Equity securities	2,009,360	19	10,447	1,998,932

Total fixed maturity and equity securities, available for sale	$17,067,168	$215,327	$16,086	$17,266,409

      There were no investments in any entity in excess of 10% of stockholders’ equity at December 31, 2002 and 2003. Fixed maturity securities are valued based upon quoted market prices.

      At December 31, 2003, the contractual maturities of investments in fixed maturity securities were as follows:

	Amortized Cost	Fair Value

Available for sale:
Due in one year or less	$893,726	$912,255
Due after one year through five years	8,808,822	8,891,136
Due after five years through ten years	4,991,562	5,078,540
Mortgage-backed securities	363,698	385,546

Total	$15,057,808	$15,267,477

      Expected maturities will differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

      Proceeds from sales of fixed maturity securities available for sale for the years ended December 31, 2001, 2002 and 2003, were $1,674,272, $9,856,622 and $421,282 respectively. No sales of equity securities

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occurred in 2001, 2002 or 2003. Components of realized gains and losses are summarized in the following table:

	2001	2002	2003

Fixed maturity securities, available for sale:
Gross realized gains	$47,180	$450,724	$21,476
Gross realized losses	(2,373)	(22,901)	—

Net realized gain on investments	$44,807	$427,823	$21,476

      Changes in net unrealized gains (losses) were $279,051, ($249,100) and $76,070 for the years ended December 31, 2001, 2002 and 2003, respectively.

4.	Policy Liabilities

      Changes in the liability for unpaid policy claims are summarized as follows:

	Years Ended December 31,

	2001	2002	2003

Unpaid life claims — January 1	$2,119,151	$1,538,385	$1,645,065

Add claims incurred during the year related to:
Current year	6,577,441	8,179,749	9,027,513
Prior years	32,000	249,149	241,046

Total incurred(1)	6,609,441	8,428,898	9,268,559

Less claims paid during the year:
On claims incurred during current year	6,068,109	7,511,575	8,519,602
On claims incurred during prior years	1,122,098	810,643	843,834

Total paid	7,190,207	8,322,218	9,363,436

Unpaid life claims — December 31	$1,538,385	$1,645,065	$1,550,188

(1)	Total incurred plus the change in the experience refund for the year equals the amount shown on the consolidated statements of income on line titled “Benefits, claims and settlement expenses.” Change in the experience refund for the years ended December 31, 2001, 2002 and 2003, were $317,049, $0 and $0, respectively.

      The amount of claims incurred during the year related to the prior year are primarily the result of the number of deaths that occur late in the prior year, usually December, which are then reported early in the following year, usually January. This represents the normal lag associated with when a death occurs and when Global Preferred is notified of the death and varies depending on the number of deaths occurring late in any given year. These unpaid policy claims are included in the liability for future policy benefits on the consolidated balance sheets.

5.	Reinsurance

      As of December 31, 2003, Global Preferred has seven reinsurance contracts and one retrocession agreement. All policies reinsured under the reinsurance agreements are self-administered by the ceding life companies. The ceding life companies provide Global Preferred with all information necessary for processing the reinsurance, including claims.

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 2001, Global Preferred and World Financial Group entered into an amended directed reinsurance agreement, whereby World Financial Group will, for a period extending through June 8, 2008, use commercially reasonable best efforts to assist Global Preferred in attaining the opportunity to reinsure all insurance products sold by its agents for insurance companies with which World Financial Group has selling agreements, other than Western Reserve Life Assurance Co. of Ohio (“Western Reserve”) and Western Reserve’s affiliates. Additionally, the agreement provides that World Financial Group will use commercially reasonable best efforts to cooperate with Global Preferred in its negotiations to establish reinsurance relationships with life insurance companies and provide certain benefits to the companies that reinsure their business through Global Preferred.

      Also in July 2001, Global Preferred entered into the First Right Agreement with Western Reserve that provides Global Preferred Re a first right to reinsure certain new products issued by Western Reserve or its U.S. affiliates that are sold by agents associated with World Financial Group. These rights automatically extend for one-year renewal periods unless either party gives notice of termination 180 days prior to the expiration of the applicable initial or renewal term. Under this agreement, Global Preferred possesses the following rights to:

•	commence reinsurance of Freedom Elite Builder variable universal life insurance policies and riders issued from January 1, 2002 through December 31, 2002 up to 20% on a coinsurance and modified coinsurance basis;

•	commence reinsurance of any single life variable universal life insurance policies and riders issued from January 1, 2003 through March 31, 2005 up to 20% on a coinsurance and modified coinsurance basis. This contractual right is subject to certain premium production requirements;

•	prospectively reinsure all new single life variable universal life insurance policies up to 20% on a monthly renewable term basis at 105% of premium rates otherwise available from certain commercial reinsurers. This right extends through March 31, 2006 and is subject to certain premium production requirements; and

•	commence or increase reinsurance on certain variable annuity policies issued from January 1, 2003 through December 31, 2004 up to 40% on a coinsurance and modified coinsurance basis, subject to certain premium production requirements.

      In order to exercise its contractual rights under the Western Reserve agreements, (a) certain volumes of direct written variable annuity premiums or variable universal life premiums issued by Western Reserve or its U.S. affiliates must be achieved in the previous calendar year and (b) Global Preferred must demonstrate “sufficient capacity,” which is defined as having unassigned invested securities and anticipated cash flows in a sufficient amount to meet expected reinsurance settlements for the ensuing two calendar years with regard to the increased reinsurance. Global Preferred’s decision to exercise its contractual rights will be based on a number of relevant factors, including the attractiveness of the reinsurance rates prescribed by the agreement, the volume of business and Global Preferred’s available capital. Certain of Global Preferred’s contractual rights would have expired at December 31, 2003 and thereafter, but have been indefinitely extended to a date 90 days following receipt of written notice by either party. Western Reserve has indicated to Global Preferred, through informal reports, that total premium production requirements were not met for the reinsurance of variable universal life policies issued in 2003 and 2004 and for variable annuity policies issued in 2004.

      Effective January 2002, Global Preferred amended certain of its reinsurance agreements with Western Reserve to:

•	Increase its reinsurance quota share percentage on variable annuity policies, which were issued from January 1, 1999 through December 31, 2001, from 10% to 14%. The amendments also provided

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that Global Preferred reinsure 14% of certain new variable annuity policies issued from January 1, 2002;

•	Convert its reinsurance of Financial Freedom Builder variable universal life insurance policies, issued from April 1, 2001 through December 31, 2001, from a monthly renewable term basis to a coinsurance and modified coinsurance basis; and

•	Begin reinsuring certain newly issued Freedom Elite Builder variable universal life insurance policies issued from July 1, 2001 through December 31, 2001 on a coinsurance and modified coinsurance basis.

      The net effect of all reinsurance agreements on premiums and policy revenues is as follows:

	Years Ended December 31,

	2001	2002	2003

Reinsurance assumed	$30,993,041	$32,318,207	$30,665,247
Reinsurance ceded	(514,880)	(473,677)	(467,444)

Net premiums and policy revenues	$30,478,161	$31,844,530	$30,197,803

      The net effect of all reinsurance agreements on benefits, claims and settlement expenses is as follows:

	Years Ended December 31,

	2001	2002	2003

Reinsurance assumed	$6,299,510	$8,368,898	$9,431,944
Reinsurance ceded	(7,118)	60,000	(163,385)

Net benefits, claims and settlement expenses	$6,292,392	$8,428,898	$9,268,559

      The impact of reinsurance on life insurance in force is as follows (in millions):

	Years Ended December 31,

Life insurance in force	2001	2002	2003

Direct	—	—	—
Assumed	$9,082	$8,451	$7,606
Ceded	(156)	(155)	(131)

Net	$8,926	$8,296	$7,475

6.	Deferred Acquisition Costs

      The amount of policy acquisition costs deferred and amortized is as follows:

	Years Ended December 31,

	2001	2002	2003

Beginning of year	$42,752,339	$42,800,269	$49,850,309
Capitalized	3,992,590	14,073,855	1,294,395
Amortized	(3,944,660)	(7,023,815)	(5,536,839)

End of year	$42,800,269	$49,850,309	$45,607,865

      The amendment of certain reinsurance agreements with Western Reserve effective January 1, 2002 resulted in an increase in deferred acquisition costs capitalized of $8,120,168 in 2002.

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Total income tax expenses (benefit) for the years ended December 31, 2001, 2002 and 2003 were allocated as follows:

	Years Ended December 31,

	2001	2002	2003

Tax attributable to:
Income from continuing operations	$2,391,568	$788,730	$998,262

Unrealized gains (losses) on securities available for sale	$94,877	$(84,694)	$25,864

      The federal income tax expense from continuing operations for the years ended December 31, 2001, 2002, and 2003 is as follows:

	Years Ended December 31,

	2001	2002	2003

Current	$436,963	$17,081	$126,598
Deferred	1,954,605	771,649	871,664

Total	$2,391,568	$788,730	$998,262

      The income tax expense from continuing operations for the years ended December 31, 2001, 2002 and 2003 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

	Years Ended December 31,

	2001	2002	2003

Computed expected tax expense	$2,670,411	$784,178	$996,770
Small life insurance company deduction	(269,976)	—	—
Other, net	(8,867)	4,552	1,492

Total	$2,391,568	$788,730	$998,262

      During 2001, Global Preferred was able to benefit from the “small life insurance company deduction” available under Section 806 of the Code at rates less than 34%.

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and federal income tax purposes. The net deferred tax liability at December 31, 2002 and 2003 is composed of the following amounts:

	2002	2003

Deferred tax assets:
Alternative minimum tax credit	$7,213	$133,811
Capital losses realized in excess of gains	—	—
Reserve differences	6,235,403	5,337,975
Net operating loss carry-forward	2,867,333	819,552
DAC tax capitalized	450,453	463,410
Other	33,795	124,297

Gross deferred tax assets	9,594,197	6,879,045

Deferred tax liabilities:
Policy benefit reserves	957,508	556,451
Deferred acquisition costs	16,949,105	15,506,674
Unrealized gain on securities available for sale	42,306	68,170

Gross deferred tax liabilities	17,948,919	16,131,295

Net deferred tax liabilities	$8,354,722	$9,252,250

      There were no valuation allowances for deferred tax assets as of December 31, 2002 and 2003 since it is management’s belief that it is more likely than not that the deferred tax assets will be realized. This assessment is made based on the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. At December 31, 2003, Global Preferred has net operating loss carry-forwards for income tax purposes of $2.4 million, which begin to expire in 2018.

8.	Related Party Transactions

      Global Preferred issued a $5.0 million convertible note, due July 29, 2004, to Money Services, Inc., a subsidiary of AEGON USA, Inc. The note bears simple interest at a rate of 7.5% per year and is currently convertible into 312,750 shares of Global Preferred common stock. If Money Services were to convert the note, it would own approximately 7% of Global Preferred’s outstanding common stock as of December 31, 2003. Global Preferred has the option to redeem the note, in whole or in part, until July 29, 2004. In order to redeem the note before maturity, Global Preferred must pay all principal, plus interest accrued from the date of the note through the redemption date at a higher effective interest rate of 9% per annum. World Financial Group and Western Reserve are subsidiaries of AEGON USA, Inc. and therefore are entities related to Money Services due to the common ownership.

      In July 2001, Global Preferred entered into an agreement with World Financial Group, which requires that World Financial Group will use its commercially reasonable efforts to assist Global Preferred in attaining the opportunity to reinsure all insurance products sold by its agents for insurance companies with which World Financial Group has selling agreements, other than Western Reserve and Western Reserve’s affiliates.

      Global Preferred has four separate reinsurance agreements with Western Reserve that cover variable universal life insurance and variable annuity policies issued by Western Reserve on or after various dates after January 1, 1992 which were sold by the agents of World Financial Group and its predecessor. Also in July 2001, Global Preferred entered into the First Right Agreement with Western Reserve. The First

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Right Agreement provides Global Preferred the right to reinsure certain policies issued by Western Reserve or its U.S. affiliates which agents associated with World Financial Group sell.

      The life insurance companies for which Global Preferred provides reinsurance, pay commissions to the agents of World Financial Group for sales of life insurance and annuity contracts reinsured by Global Preferred. As a result of such relationships, the interests of World Financial Group may conflict with Global Preferred’s interests in negotiating reinsurance agreements.

      Global Preferred occupied office space in Duluth, Georgia until October 2002 when Global Preferred moved to its current location. Western Reserve was the landlord on the space that Global Preferred previously occupied. Global Preferred’s monthly rent on the former space was $3,482, plus its proportionate share of the taxes.

      World Financial Group, and its predecessor, provided corporate services to Global Preferred during 2001 and 2002. These services included computer network system maintenance, facilities maintenance, security, mail services, utilities, postage, telephone and copier service. Global Preferred incurred $46,498 and $108,158 of costs for these services from World Financial Group, and its predecessor, for the years ended December 31, 2001 and 2002, respectively. The majority of the increase in these costs in 2002 reflected the set-up and maintenance of a stand-alone computer network system for Global Preferred. Concurrent with Global Preferred’s move into its new office space, World Financial Group ceased providing these services.

      Due to the relationships among Global Preferred, World Financial Group, Western Reserve, Money Services and AEGON USA, conflicts of interest may arise with respect to existing and future business dealings, including:

•	the terms of World Financial Group’s selling agreements (including commission arrangements) and Global Preferred’s reinsurance relationships with life insurance companies;

•	agreements among Global Preferred, World Financial Group, Western Reserve, Money Services, AEGON USA and their affiliates;

•	potential acquisitions of properties or businesses;

•	potential divestitures of properties or businesses; and

•	the issuance of securities by Global Preferred.

      In 1995, Global Preferred Re entered into an agreement with International Advisory Services, Ltd. (“IAS”), formerly CFM Insurance Managers, Ltd. and a subsidiary of IAS Global Captive Group, Ltd., which provides professional insurance management services to international companies operating in Bermuda. C. Simon Scupham, a director of Global Preferred and of Global Preferred Re, is a director of IAS Global Captive Group. Pursuant to this agreement, IAS acts as the managing agent and the Principal Representative for Global Preferred Re in Bermuda. This agreement is for an unlimited duration, but may be terminated by either party upon three months prior written notice or upon 30 days prior written notice under specified circumstances. Global Preferred paid $60,000 in fees during each of the years ended December 31, 2001, 2002 and 2003 pursuant to the agreement with IAS.

      As of December 31, 2003, S. Hubert Humphrey, Jr. was the beneficial owner of 20.5% of Global Preferred’s outstanding common stock. Effective December 28, 2001, Mr. Humphrey retired from the board of directors and all of the positions he held with Global Preferred and with Global Preferred Re. Global Preferred agreed to grant to Mr. Humphrey, upon successful completion of a firm commitment, underwritten registered public offering on or before December 31, 2003, options to purchase 100,000 shares of Global Preferred common stock. No such offering was completed on or before December 31, 2003 and Global Preferred’s obligation to issue such options expired.

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Global Preferred has written employment agreements with various executives. These agreements govern employee conduct and Global Preferred’s obligation to compensate such key employees. The agreements expire December 31, 2004 or December 31, 2005 and are renewable by agreement of the parties for additional one-year periods.

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

      Global Preferred relies, and will continue to rely, primarily on funds retained at the holding company level, dividends and other permitted payments, such as debt service payments, from Global Preferred Re to meet ongoing cash requirements. As of December 31, 2002 and 2003, Global Preferred Re had total statutory capital and surplus of $11.7 million and $22.6 million (estimated), respectively. For the years ended December 31, 2001, 2002 and 2003, Global Preferred Re had statutory net income (loss) of $496,000, ($6.1 million) and $10.5 million (estimated), respectively. As of December 31, 2003, Global Preferred Re had $7.4 million (estimated) available to distribute in dividends without seeking regulatory approval. During 2003, Global Preferred Re paid no dividends to Global Preferred.

10.	Commitments and Contingent Liabilities

      From time to time Global Preferred may be subject to litigation and arbitration in the normal course of business. Management does not believe that Global Preferred is a party to any such pending litigation or

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arbitration that would have a material adverse effect on its financial position, results of operations or cash flows.

      Global Preferred has obtained letters of credit in favor of unaffiliated insurance companies with whom Global Preferred has reinsurance agreements. The posting of a letter of credit allows the ceding life company to take statutory reserve credit for reinsurance ceded, which would otherwise not be available as Global Preferred Re is not a licensed reinsurer by the ceding life company’s state of domicile. At December 31, 2003, the outstanding letters of credit totaled $5.85 million. The letters of credit were issued by Global Preferred’s custodian and secured by Global Preferred’s investments held by the custodian.

      In October 2002, Global Preferred entered into a lease agreement for office space in Duluth, Georgia. The initial lease term, as amended, is twenty-four months, with the option to extend the term an additional thirty-nine months, expiring in January 2008. If Global Preferred exercises the right to extend the lease, the first three months of the extended term will be abated. Payments under this lease are $122,177 annually through October 2004. The lease payments are subject to an annual increase of approximately 3%. Total lease expense for the office space for the year ended December 31, 2003 was $120,488.

      The following is a schedule of future minimum lease payments as of December 31, 2003:

Year Ending December 31,	Lease Payments

2004	$97,583
2005	123,937
2006	132,134
2007	136,048
Thereafter	4,946

      The monthly lease payments will be expensed on a straight-line basis for the life of the lease in accordance with SFAS No. 13, Accounting for Leases.

      In October 2002, Global Preferred entered into an operating lease with ePlus, Inc. The lease consists of three schedules for the lease of office furniture, copier and computer equipment, and telecommunications equipment. The term of each schedule began either December 31, 2002 or January 31, 2003 and expires 36 months thereafter on either December 31, 2005 or January 31, 2006. Payments under this lease are $36,987 annually through the end of the lease. Total lease expense for the operating lease for year ended December 31, 2003 was $39,883.

      The following is a schedule of future minimum lease payments as of December 31, 2003:

Year Ending December 31,	Lease Payments

2004	$36,987
2005	36,987
2006	1,268

      Liabilities for future policy benefits under modified coinsurance agreements equal reinsured policy account balances on the underlying life insurance and annuity policies. With regard to the separate account benefits reinsured on a modified coinsurance basis, liabilities are recorded as an offset to related assets as the intentions and rights under the agreements with the ceding life companies meet the appropriate conditions governing rights of setoff. Separate account benefits and related assets reinsured on a modified coinsurance basis totaled $245.2 million and $281.8 million as of December 31, 2002 and 2003, respectively.

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Current Maturities and Long-Term Debt

      At December 31, 2002 and 2003, amounts payable for long-term debt were as follows, in summary:

	2002	2003

Long-Term Debt Convertible Term Note — 7.5% interest, principal and interest due at July 29, 2004	$5,000,000	$—

      At December 31, 2002 and 2003, amounts payable for current maturities of long-term debt were as follows, in summary:

	2002	2003

Current Maturities of Long-Term Debt
Convertible Term Note — 7.5% interest, principal and interest due at July 29, 2004	$—	$5,000,000

      In July 1999, Global Preferred issued a $5 million, five-year convertible term note to Money Services, Inc. due on July 29, 2004. Money Services is a subsidiary of AEGON USA, Inc. Proceeds of this note were used to reduce a portion of the outstanding principal balance on a line of credit with Money Services. Interest is payable at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. Money Services has the right to convert the outstanding principal balance of this note into shares of Global Preferred’s common stock at any time. Upon conversion, Money Services will receive 6,255 shares of common stock for each $100 of the outstanding principal amount of the note, which reflects the three-for-two stock split in 2001. Global Preferred has the option to redeem the note, in whole or in part, between July 29, 2002, and July 29, 2004. To redeem the note before maturity, Global Preferred must pay all principal, plus interest accrued from the date of the note through the redemption date at a higher effective interest rate of 9% per annum. As of December 31, 2002 and 2003, Global Preferred had an outstanding principal balance on the note of $5 million and accrued interest of $158,219.

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Comprehensive Income

      The following table sets forth the amounts of other comprehensive income (loss) along with the related tax effects allocated to other comprehensive income (loss) for the years ended December 31, 2001, 2002 and 2003:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount

2001
Net unrealized holding gains arising during period	$323,858	$(110,111)	$213,747
Less: reclassification adjustment for gains realized in net income	44,807	(15,234)	29,573

Other comprehensive income	$279,051	$(94,877)	$184,174

2002
Net unrealized holding losses arising during period	$(676,923)	$230,153	$(446,770)
Less: reclassification adjustment for gains realized in net income	427,823	(145,459)	282,364

Other comprehensive loss	$(249,100)	$84,694	$(164,406)

2003
Net unrealized holding gains arising during period	$97,546	$(33,166)	$64,380
Less: reclassification adjustment for gains realized in net income	21,476	(7,302)	14,174

Other comprehensive income	$76,070	$(25,864)	$50,206

13.	Segment Reporting

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

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31, 2001

	Non-
	Universal	Universal
Segment Reporting	Life-Type	Life-Type	Other	Total

	(Dollars in thousands)
Premiums	$19,240	$—	$—	$19,240
Reinsured policy revenues	—	11,238	—	11,238
Benefits, claims and settlement expenses*	7,833	871	—	8,704
Reinsurance expense allowances, net	6,859	1,642	—	8,501
Amortization of deferred acquisition costs	197	3,748	—	3,945

Underwriting profit	4,351	4,977	—	9,328
Net investment income	215	230	366	811
Net realized gain on investments	—	—	45	45
Other expenses	123	216	1,991	2,330

Segment operating income (loss) before income tax	4,443	4,991	(1,580)	7,854
Income tax expense (benefit)	1,353	1,520	(481)	2,392

Segment net income (loss)	$3,090	$3,471	$(1,099)	$5,462

Preferred dividends	—	—	267	267

Segment net income (loss) available to common stockholders	$3,090	$3,471	$(1,366)	$5,195

Segment assets	$8,615	$46,748	$12,490	$67,853

*	Benefits, claims and settlement expenses include change in future policy benefits.

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002

	Non-
	Universal	Universal
Segment Reporting	Life-Type	Life-Type	Other	Total

	(Dollars in thousands)
Premiums	$17,985	$—	$—	$17,985
Reinsured policy revenues	—	13,860	—	13,860
Benefits, claims and settlement expenses*	7,866	2,089	—	9,955
Reinsurance expense allowances, net	6,319	2,199	—	8,518
Amortization of deferred acquisition costs	232	6,792	—	7,024

Underwriting profit	3,568	2,780	—	6,348
Net investment income	124	276	342	742
Net realized gain on investments	—	—	428	428
Other expenses	142	280	4,790	5,212

Segment operating income (loss) before income tax	3,550	2,776	(4,020)	2,306
Income tax expense (benefit)	1,213	949	(1,374)	788

Segment net income (loss)	$2,337	$1,827	$(2,646)	$1,518

Segment assets	$6,021	$52,248	$16,005	$74,274

*	Benefits, claims and settlement expenses include change in future policy benefits.

	Year Ended December 31, 2003

	Non-
	Universal	Universal
Segment Reporting	Life-Type	Life-Type	Other	Total

	(Dollars in thousands)
Premiums	$17,401	$—	$—	$17,401
Reinsured policy revenues		12,796		12,796
Benefits, claims and settlement expenses*	8,147	2,176	—	10,323
Reinsurance expense allowances, net	6,042	2,093	—	8,135
Amortization of deferred acquisition costs	250	5,287	—	5,537

Underwriting profit	2,962	3,240	—	6,202
Net investment income	14	207	186	407
Net realized gain on investments	—	—	21	21
Other income	—	—	63	63
Other expenses	167	344	3,251	3,762

Segment operating income (loss) before income tax	2,809	3,103	(2,981)	2,931
Income tax expense (benefit)	956	1,057	(1,015)	998

Segment net income (loss)	$1,853	$2,046	$(1,966)	$1,933

Segment assets	$5,601	$48,164	$25,519	$79,284

*	Benefits, claims and settlement expenses include change in future policy benefits.

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2001, 2002 and 2003, the percentages of total premiums and reinsured policy revenues that relate to Western Reserve were 89%, 91% and 92%, respectively. The percentages of the total underwriting profit that relate to Western Reserve for 2001, 2002 and 2003 were 86%, 96% and 95%, respectively.

      Global Preferred estimates that approximately 44% of variable universal life premiums and 33% of variable annuity premiums, written through Western Reserve and sold by agents associated with World Financial Group, originated in California.

14.	Capital Infusion

      In August 2000, Global Preferred closed its offering of Series A Preferred Stock, which resulted in approximately $4 million of gross proceeds to Global Preferred. Global Preferred issued 266,047 shares of Series A Preferred Stock in this offering. The net proceeds were loaned to Global Preferred Re, which were applied toward repayment of a line of credit with Money Services. The terms of the Series A Preferred Stock provided for automatic conversion into common stock upon the earlier of (i) the closing of any Qualifying Sale of shares of common stock or (ii) January 1, 2002. A Qualifying Sale was defined as net proceeds to Global Preferred of at least $10 million from the sale of its shares of common stock. On January 1, 2002, 266,047 shares of Series A Preferred Stock issued were automatically converted into 399,074 shares of common stock. The conversion reflected the 3-for-2 stock split effective in September 2001.

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

      Also in 2002, Global Preferred adopted and the stockholders ratified the Global Preferred Holdings, Inc. Directors Stock Option Plan (the “Directors Option Plan”). This plan was subsequently amended and restated by the Board of Directors, which amendment and restatement was ratified by the stockholders in June 2003. The aggregate number of shares of common stock reserved for issuance under the Directors Option Plan is 280,000 shares. Options granted under the Directors Option Plan generally vest over a 3 to 4 year period and the exercise price is not less than the fair value of the shares of common stock subject to the options granted as of the date of grant, as determined by the Board of Directors. No options may be granted under the Directors Option Plan after June 17, 2013. The purpose of the Directors Option Plan is to attract and retain experienced, knowledgeable directors and to align the interests of Global Preferred’s directors with the stockholders.

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In May 2003, the Compensation Committee of the Board of Directors granted options to purchase an aggregate of 170,688 shares of common stock to certain employees in order to retain employees due to competitive market conditions and to provide additional incentive to such persons to increase the value of Global Preferred’s stock. Following the stockholders’ ratification of the amendment to the Directors Option Plan, in June 2003, the non-employee directors of Global Preferred were automatically granted options to purchase 78,625 shares of Global Preferred’s common stock.

      Options granted by the Company currently expire no later than 10 years from the grant date and generally vest within 4 years. As of December 31, 2003, 118,876 of the unvested options would automatically become fully vested upon a change of control of the company. The exercise price of all options outstanding as of December 31, 2003 is $10.46. Additional information with respect to stock option plan activity is as follows:

		Outstanding Options

	Shares Available	Number of	Weighted Average
	for Options	Shares	Exercise Price

	(Shares in thousands)
December 31, 2002	1,780.0	—	N/A
Grants	(249.3)	249.3	$10.46
Cancellations	—	(3.9)	$10.46

December 31, 2003	1,530.7	245.4	$10.46

Options exercisable at:
December 31, 2002	—	—	N/A
December 31, 2003		81.2	$10.46

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

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and director stock options granted during 2003 using SFAS No. 123 assumptions was $0.24 and zero, respectively.

16.	Defined Contribution Pension Plans

      Global Preferred sponsors a defined contribution pension plan covering substantially all of its employees. In 2001 and 2002, contributions and costs were determined as 50% of an employee’s contribution up to 6% of the employee’s salary (not to exceed a salary base per employee of $170,000 in 2001 and $200,000 in 2002). In 2003, contributions and costs were determined as 100% of an employee’s contribution up to 4% of the employee’s salary (not to exceed a salary base of $200,000 per employee). The total costs were $8,938, $12,329 and $39,401 in 2001, 2002, and 2003, respectively.

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Parent Company Financial Information

Balance Sheets

(Parent Company Only)

	December 31,

	2002	2003

ASSETS
Investment in common stock of subsidiary(1)	$36,859,470	$38,722,535
Fixed maturity securities — available for sale (amortized cost of $12,523 and $498,810 for 2002 and 2003, respectively)	12,927	504,373
Cash and cash equivalents	2,475,098	3,545,374
Investment income due and accrued	1,319	3,509
Investment income due and accrued — intercompany(1)	189,344	189,344
Accounts receivable	215,500	—
Intercompany receivables(1)	2,152,529	1,484,708
Note receivable — intercompany(1)	5,000,000	5,000,000
Prepaid expenses	872,648	516,182
Fixed assets (net of accumulated depreciation of $240,439 and $336,817 for 2002 and 2003, respectively)	215,095	135,495
Deferred tax benefit	940,433	862,591

Total assets	$48,934,363	$50,964,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued expenses and accounts payable	$454,289	$498,351
Accrued interest payable	158,219	158,219
Current maturities of long-term debt	—	5,000,000
Long term debt	5,000,000	—
Current income tax payable	—	2,065

Total liabilities	5,612,508	5,658,635

Stockholders’ equity:
Common stock, par value $.001, 50,000,000 shares and 15,000,000 shares authorized for 2002 and 2003, respectively; 4,149,074 shares issued for 2002 and 2003	4,149	4,149
Additional paid-in capital	23,326,026	23,326,026
Accumulated other comprehensive income	82,125	132,331
Retained earnings	19,958,822	21,892,237
Treasury stock, at cost (7,390 shares for 2002 and 2003, respectively)	(49,267)	(49,267)

Total stockholders’ equity	43,321,855	45,305,476

Total liabilities and stockholders’ equity	$48,934,363	$50,964,111

(1)	Eliminated on consolidation

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Income

(Parent Company Only)

	Years Ended December 31,

	2001	2002	2003

Revenues:
Net investment income	$133,575	$100,339	$24,626
Net realized gain on investments	4,904	56,088	—
Intercompany interest income(1)	674,298	473,822	450,000

Total revenue	812,777	630,249	474,626

Benefits and expenses:
Operating expenses	1,259,273	(548,568)	(137,929)
Costs of withdrawn offering	—	439,487	—
Interest expense	375,000	375,000	375,000

Total benefits and expenses	1,634,273	265,919	237,071

Income (loss) before income tax and equity in undistributed net income of subsidiaries	(821,496)	364,330	237,555
Income tax benefit (expense)	274,269	(125,877)	(80,403)

Income (loss) before equity in undistributed net income of subsidiaries	(547,227)	238,453	157,152
Equity in earnings of subsidiaries	6,009,808	1,279,224	1,776,263

Net income	$5,462,581	$1,517,677	$1,933,415
Preferred dividends	267,104	—	—

Net income available to common stockholders	$5,195,477	$1,517,677	$1,933,415

(1)	Eliminated on consolidation

GLOBAL PREFERRED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows

(Parent Company Only)

	Years Ended December 31,

	2001	2002	2003

Cash flows from operating activities:
Net income	$5,462,581	$1,517,677	$1,933,415
Less equity in earnings of subsidiaries	(6,009,808)	(1,279,224)	(1,776,263)

Income (Loss) before equity in undistributed net income of subsidiaries	$(547,227)	$238,453	$157,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	44,757	48,922	96,378
Costs of withdrawn offering	—	439,487	—
Deferred tax expense (benefit)	(274,176)	125,877	76,088
Net realized (gain) loss on investments	(4,904)	(56,088)	—
Change in:
Investment income due and accrued	(39,316)	40,873	(2,190)
Investment income due and accrued — intercompany(1)	104,111	11,875	—
Accounts receivable	—	(215,500)	215,500
Intercompany receivables(1)	2,418,689	(1,997,411)	667,822
Prepaid expenses	(49,115)	(751,036)	356,466
Accrued expenses and accounts payable	451,778	(76,591)	44,062
Current income tax payable	(9,181)	1,875	2,065

Net cash provided by (used in) operating activities	2,095,416	(2,189,264)	1,613,343

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	411,138	2,174,208	—
Proceeds from principal payments on mortgage-backed securities of available-for-sale securities	28,817	110,891	12,522
Purchase of available-for-sale securities	(2,676,584)	—	(498,810)
Purchase of fixed assets	(84,066)	(219,928)	(16,779)
Purchase of common stock	—	—	(40,000)

Net cash provided by (used in) investing activities	(2,320,695)	2,065,171	(543,067)

Cash flows from financing activities:
Preferred dividends	(279,349)	—	—
Issuance of notes receivable — intercompany(1)	2,012,479	1,087,550	—
Prepaid expenses — costs of withdrawn offering	(577,112)	577,112	—
Costs of withdrawn offering	—	(439,487)	—

Net cash provided by financing activities	1,156,018	1,225,175	—

Net increase in cash and cash equivalents	930,739	1,101,082	1,070,276
Cash and cash equivalents at beginning of period	443,277	1,374,016	2,475,098

Cash and cash equivalents at end of period	$1,374,016	$2,475,098	$3,545,374

(1)	Eliminated on consolidation