Form 10-K/A
period 2003-12-31
GLOBAL PREFERRED HOLDINGS INC
filed 2004-04-29
CIK 947716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/ A

(Amendment No. 1)

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

Common Stock, Par Value $.001

(Title of class)

EXPLANATORY NOTE

      This Amendment No. 1 to Annual Report on Form 10-K/ A is being filed to revise the following items in this Report:

(1) Part III: Items 10, 11, 12, 13 and 14 in lieu of incorporating such information by reference to the registrant’s proxy statement for its 2004 Annual Meeting of Stockholders; and

(2) File Exhibit 10.48 of Item 15 of Part IV.

PART III
SIGNATURES
INDEX TO EXHIBITS
EX-10.48 EXTENSION AND TOLLING AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The directors and executive officers and their ages as of the date of this report are as follows:

Name	Age	Position

Edward F. McKernan(3)(4)(5)	48	Director, Chief Executive Officer and President; President, Chief Executive Officer and Chairman of Global Preferred Re
Bradley E. Barks	44	Chief Financial Officer and Senior Vice President of Finance; Senior Vice President of Finance of Global Preferred Re
Caryl P. Shepherd	34	Chief Accounting Officer, Treasurer, Controller, Secretary and Vice President; Chief Financial Officer, Vice President and Treasurer of Global Preferred Re
Thomas Bobowski	45	Vice President of Marketing
Joseph F. Barone(1)(2)(3)(4)	67	Chairman of the Board of Directors
Monte Holm(2)(4)(5)	46	Director
Thomas W. Montgomery(3)(4)(5)	55	Director; Director of Global Preferred Re
Milan M. Radonich(1)(3)(4)	53	Director
C. Simon Scupham(1)(2)	50	Director; Director of Global Preferred Re

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Investment Committee

(4)	Member of the Capital Finance Committee

(5)	Member of the Nomination Committee

      The following is additional information concerning each of our executive officers and directors.

      Edward F. McKernan has served as a director since August 1997. Mr. McKernan has served as our Chief Executive Officer since January 2002, and as President since December 2000. Mr. McKernan was elected as President of our subsidiary, Global Preferred Re Limited (“Global Preferred Re”), in December 2000, as a director in April 2002, and as Chief Executive Officer and Chairman in February 2004. Mr. McKernan served as the Actuary for Global Preferred Re from April 1996 until October 2002. From December 1997 until March 2002, Mr. McKernan served as Chief Financial Officer of Global Preferred. From August 1995 until December 2000, Mr. McKernan served as Senior Vice President of Global Preferred and Global Preferred Re. From April 1996 until June 2001, Mr. McKernan was also Senior Vice President and Actuary of World Marketing Alliance, Inc. Prior to joining Global Preferred, he was a Senior Manager in the Life Actuarial Consulting Practice of KPMG LLP from 1993 through 1996. From August 1990 through September 1993, Mr. McKernan was the Marketing Actuary of U.S. Operations for Seaboard Life Insurance Company. Prior to his tenure with Seaboard Life, Mr. McKernan was employed as a consultant associated with Tillinghast, a Towers Perrin company, an international actuarial consulting firm. He is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries. He serves on the investment, capital finance and nomination committees of the board of directors.

      Bradley E. Barks has served as our Chief Financial Officer and Senior Vice President of Finance since March 2002, and as Senior Vice President of Finance of Global Preferred Re since September 2002, and Actuary of Global Preferred Re since October 2002. Mr. Barks also served as Chief Financial Officer of Global Preferred Re from September 2002 until February 2004. Prior to joining Global Preferred, Mr. Barks was self-employed as an independent financial and management consultant. From 1990 to 2000, Mr. Barks served as Senior Vice President — Finance of LifeUSA Holding, Inc. and its successor company Allianz Life Insurance Company of North America. Prior to his tenure with LifeUSA, Mr. Barks was employed as a Senior Consultant for Touche Ross & Co. from 1981 to 1990. Mr. Barks is a certified public accountant, a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries.

      Caryl P. Shepherd has served as Chief Accounting Officer since February 2002, as Secretary since December 2001, as Vice President since December 2000, as Vice President and Treasurer of Global Preferred Re since December 2000, and as Chief Financial Officer of Global Preferred Re since February 2004. Ms. Shepherd joined Global Preferred in November 1997 as Controller and was named Treasurer in December 1997, positions she continues to hold. Ms. Shepherd held the position of Assistant Secretary from December 2000 until her election as Secretary. From April 1995 through October 1997, Ms. Shepherd was a Senior Accountant with Western Reserve Life Assurance Co. of Ohio (“Western Reserve”). Prior to her tenure with Western Reserve, Ms. Shepherd was a Senior Auditor for the public accounting firm of Ernst & Young LLP specializing in life insurance. Ms. Shepherd is a certified public accountant, a Fellow of the Life Management Institute and a member of the American Institute of Certified Public Accountants.

      Thomas J. Bobowski has served as our Vice President of Marketing since March 2002. Prior to joining Global Preferred, Mr. Bobowski served as the Vice President of Business Development for DotPlanet.com, Inc. From 1998 until 1999, Mr. Bobowski acted as Director of Global Operations for WMA Agency. Prior to his tenure at WMA Agency, Mr. Bobowski was Vice President of Business Development for The Midland Life Insurance Company from 1996 to 1998. Mr. Bobowski is a Chartered Life Underwriter and Certified Fund Specialist.

      Joseph F. Barone has served as a director since June 1998, and as Chairman since January 2002. Mr. Barone is a Consultant for Firemark Investments, a private investment firm. From July 1997 to October 2003, Mr. Barone was Managing Director of Research for Firemark Investments. From January 1992 through June 1997, he was a Senior Vice President with Swiss Re Insurance. Prior to his tenure with Swiss Re, Mr. Barone was a Managing Director of Investment Banking for the insurance industry at Bear, Stearns & Co., Inc. Mr. Barone is a Chartered Financial Analyst and a member of the New York Society of Security Analysts and the Association of Insurance and Financial Analysts. He serves on the audit, investment, compensation and capital finance committees of the board of directors.

      Monte Holm has been an independent contractor engaged in the distribution of life insurance and securities since 1981. From 1980 until 1991, he held various positions with A.L. Williams & Associates, and its affiliate First American National Securities, eventually serving as Senior National Sales Director. From 1991 through June 2001, he was associated with World Marketing Alliance, Inc. involved in building the distribution system. He is currently a field chairman of the financial division of World Financial Group, Inc., a member of the AEGON group. He serves on the compensation, capital finance and nomination committees of the board of directors.

      Thomas W. Montgomery has served as a director since March 1995 and as a director of Global Preferred Re since August 1995. From March 1995 until December 2001, Mr. Montgomery served as Executive Vice President and Secretary. Mr. Montgomery served as Executive Vice President of Global Preferred Re from August 1995 until December 2001. Mr. Montgomery is President of World Marketing Alliance, Inc. and Executive Vice President of World Leadership Group, Inc. Mr. Montgomery serves as a director of World Money Group, Inc., a financial services holding company. Mr. Montgomery is a certified public accountant, member of the American Institute of Certified Public Accountants and a member of the Georgia Society of Certified Public Accountants. He serves on the investment, capital finance and nomination committees of the board of directors.

      Milan M. Radonich has served as a director since July 2001. Since May 2002, Mr. Radonich has been Chief Financial Officer of Benfield Blanch, Inc., a subsidiary of Benfield Group, a global provider of insurance, reinsurance and risk advisory services. From October 2001 to April 2002, Mr. Radonich was self-employed as an independent consultant. From September 2000 to September 2001, he was Chief Financial Officer of Allied North American Insurance Brokerage Corp. of New York, an independently owned, multi-line insurance brokerage firm. Prior to his affiliation with Allied, Mr. Radonich was with Ernst & Young LLP for 27 years in the insurance industry practice. Mr. Radonich is a certified public accountant, a Fellow of the Life Management Institute and serves as Co-Chairman of the Society of Insurance Financial Management’s Accounting Committee. He also holds memberships in the American Institute of Certified Public Accountants, the FLMI Society of Greater New York, the New York Area IASA, and the Illinois and New York State Certified Public Accountant Societies. He serves on the audit, capital finance and nomination committees of the board of directors.

      C. Simon Scupham has served as a director since April 1996, as a director of Global Preferred Re since August 1995. Since November 2002, Mr. Scupham has been a director of IAS Global Captive Group, Ltd., a holding company for International Advisory Services, Ltd. (“IAS”). IAS provides professional management services to international companies operating in Bermuda. Mr. Scupham founded an insurance management company in 1991, which was subsequently acquired by and merged into IAS. Prior to joining IAS, Mr. Scupham served as the General Manager of Bermuda operations of the Kemper Group. He is a qualified Chartered Accountant and Associate Fellow of the Institute of Mathematics and its Applications. Mr. Scupham is Chairman of Shoreline Mutual Management (Bermuda) Ltd. He serves on the audit and compensation committees of the board of directors.

Audit Committee and Audit Committee Financial Experts

      Our board of directors has established a separately designated standing audit committee for the purpose of overseeing our accounting and financial reporting processes and the audits of our financial statements. Messrs. Barone, Radonich and Scupham are the members of the committee. Rules of the Securities and Exchange Commission which recently went into effect require that we disclose which member of our audit committee qualifies as the “audit committee financial expert,” as defined by such rules. The board is currently evaluating the qualifications of an “audit committee financial expert” as they relate to our committee members and it intends to make a final determination on this matter prior to the date of our proxy statement for our 2004 annual meeting of stockholders. The board believes that the members of the audit committee, taken as a whole, based on their experiences and backgrounds, are qualified to effectively carry out the duties and responsibilities of the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act 1934 requires our directors and executive officers and persons who own beneficially more than 10% of the common stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission. To our knowledge, based solely on review of copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to directors, executive officers and more than 10% beneficial owners were complied with by such persons.

Code of Ethics

      Rules of the Securities and Exchange Commission which recently went into effect require that we disclose whether our board of directors has adopted a code of ethics applicable to all members of our board of directors, executive officers and employees. The board of directors is currently evaluating the standards for a code of ethics prescribed by the rules of the Securities and Exchange Commission and intends to adopt a code of ethics prior to the date of our proxy statement for our 2004 annual meeting of stockholders.

Item 11.	Executive Compensation

      The following table sets forth, for the years ended December 31, 2003, 2002, and 2001, the total compensation paid by the Company to our chief executive officer, and our next three most highly compensated executive officers whose salary and bonus for 2003 exceeded $100,000 (collectively, the “Named Executive Officers”).

Summary Compensation Table

					Long-Term
					Compensation
		Annual Compensation
					Securities
				All Other	Underlying
Name and Principal	Year	Salary	Bonus	Compensation	Options

Edward F. McKernan	2003	$326,794	$35,000	—	—
President and Chief Executive Officer	2002	325,986	123,300	—	—
	2001	258,333	40,000	33,462 (1)	—

Bradley E. Barks(2)	2003	$250,000	$15,000	—
Chief Financial Officer and	2002	201,923	9,200	44,833	—
Senior Vice President of Finance	2001	—	—	—	—

Caryl P. Shepherd	2003	$100,000	$15,000	—
Chief Accounting Officer, Vice President,	2002	98,327	30,300	—	—
Treasurer, Controller and Secretary	2001	85,731	20,000	—	—

Thomas Bobowski(3)	2003	$122,000	$15,000	—	—
Vice President of Marketing	2002	98,539	—	—	—
	2001	—	—	—	—

(1)	Amounts shown represent payments made to Mr. McKernan by World Marketing Alliance, Inc., which may be deemed to be indirect compensation from us to Mr. McKernan based on the common control of Global Preferred and World Marketing Alliance, Inc. by S. Hubert Humphrey until June 2001.

(2)	Mr. Barks joined Global Preferred in March 2002.

(3)	Mr. Bobowski joined Global Preferred in March 2002.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

      The following table sets forth for each of the Named Executive Officers the number and value of options exercised during the year ended December 31, 2003 as well as the number and value of securities underlying unexercised options that are held by the Named Executive Officers as of December 31, 2003.

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options
	Acquired on	Value	Options at Fiscal Year-End		at Fiscal Year-End(1)
	Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Edward F. McKernan	—	$—	28,125	39,375	$13,500	$18,900
Bradley E. Barks	—	—	1,500	19,500	$720	$9,360
Caryl P. Shepherd	—	—	11,250	17,250	$5,400	$8,280
Thomas Bobowski	—	—	938	12,938	$450	$6,210

(1)	Amounts disclosed in this column do not reflect amounts actually received by the Named Executive Officers but are calculated based on the difference between the fair market value on December 31, 2003 and the exercise price of the options. The Named Executive Officers will receive cash only if and when they sell the common stock issued upon exercise of the options, and the amount of cash received by such individuals is dependent on the price of the common stock at the time of such sale. The values are based on the book value of the common stock on December 31, 2003 of $10.94 per share, less the exercise price payable upon exercise of such options.

Option Grants in Last Fiscal Year

      The following table sets forth all individual grants of stock options during the fiscal year ended December 31, 2003, to each of the Named Executive Officers:

	Individual Grants				Potential Realizable Value
					at Assumed Annual Rates
	Number of	Percent of			of Stock Price
	Securities	Total Options	Exercise		Appreciation for Option
	Underlying	Granted to	or Base		Term(6)
	Options	Employees in	Price Per	Expiration
Name	Granted	Fiscal Year	Share(5)	Date	5%	10%

Edward F. McKernan(1)	67,500	39.5%	$10.46	5/27/13	$444,031	$1,125,262
Bradley E. Barks(2)	21,000	12.3%	10.46	5/27/13	138,143	350,081
Caryl P. Shepherd(3)	28,500	16.7%	10.46	5/27/13	187,480	475,111
Thomas Bobowski(4)	13,876	8.1%	10.46	5/27/13	91,280	231,320

(1)	Of these options, (i) 28,125 shares were exercisable immediately on the date of grant, (ii) 28,125 shares become exercisable in equal installments beginning on the first anniversary of the date of grant and continuing for two years thereafter until fully vested, provided, however, that in the event of a change of control, this vesting will accelerate and the option will be exercisable in full as of the effective date of the change of control of Global Preferred, and (iii) 11,250 shares become exercisable in equal installments beginning on the first anniversary of the date of grant and continuing for three years thereafter until fully vested.

(2)	Of these options, (i) 1,500 shares were exercisable immediately on the date of grant, (ii) 13,500 shares become exercisable in equal installments beginning on the first anniversary of the date of grant and continuing for two years thereafter until fully vested, provided, however, that in the event of a change of control, this vesting will accelerate and the option will be exercisable in full as of the effective date of the change of control of Global Preferred, and (iii) 6,000 shares become exercisable in equal installments beginning on the first anniversary of the date of grant and continuing for three years thereafter until fully vested.

(3)	Of these options, (i) 11,250 shares were exercisable immediately on the date of grant, (ii) 11,250 shares become exercisable in equal installments beginning on the first anniversary of the date of grant and continuing for two years thereafter until fully vested, provided, however, that in the event of a change of control, this vesting will accelerate and the option will be exercisable in full as of the effective date of the change of control of Global Preferred, and (iii) 6,000 shares become exercisable in equal installments beginning on the first anniversary of the date of grant and continuing for three years thereafter until fully vested.

(4)	Of these options, (i) 938 shares were exercisable immediately on the date of grant, (ii) 8,438 shares become exercisable in equal installments beginning on the first anniversary of the date of grant and continuing for two years thereafter until fully vested, provided, however, that in the event of a change of control, this vesting will accelerate and the option will be exercisable in full as of the effective date of the change of control of Global Preferred, and (iii) 4,500 shares become exercisable in equal installments beginning on the first anniversary of the date of grant and continuing for three years thereafter until fully vested.

(5)	The exercise price of the options granted was equal to fair market value of the underlying stock on the date of grant.

(6)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on the fair market value per share on the date of grant and assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. These assumptions are mandated by the rules of the Securities and Exchange Commission and are not intended to forecast future appreciation of our stock price. The potential realizable value computation is net of the applicable exercise price, but does not take into account federal or state income tax consequences and other expenses of option exercises or sales of appreciated stock. Actual gains, if any, are dependent upon the timing of such exercise and the future performance of our common stock. There can be no assurance that the rates of appreciation in this table can be achieved. This table does not take into account any appreciation in the price of our common stock to date.

Employment Agreements

      Edward F. McKernan, our Chief Executive Officer and President, is employed pursuant to a written employment agreement. Mr. McKernan’s employment agreement has a term which expires December 31, 2005 and is automatically renewed for additional one-year periods unless either party provides written notice of termination at least 60 days in advance of the expiration date of the current term. Mr. McKernan will receive a base salary of $325,000 for the year ended December 31, 2004. Mr. McKernan is eligible for an annual bonus in an amount to be determined by the board of directors. If, within 90 days of a change of control of Global Preferred, Mr. McKernan resigns for good reason, as defined in the agreement, or is terminated without cause we will pay him an amount equal to 35 months of his then-current base salary over a twelve month period or in one lump sum payment. Upon Mr. McKernan’s resignation for good reason or termination without cause unrelated to a change of control, we will pay his base salary for the greater of twelve months or the number of months remaining on his employment agreement, not to exceed 24 months. Mr. McKernan’s employment agreement includes post-employment restrictive covenants not to solicit our customers or recruit our employees.

      Bradley E. Barks, our Chief Financial Officer and Senior Vice President of Finance, is employed pursuant to a written employment agreement which expires December 31, 2004, and is renewable by agreement of the parties for additional one year periods. Mr. Barks will receive a base salary of $260,000 per year under this contract and is eligible for an annual bonus in an amount to be determined by the board of directors. If Mr. Barks resigns for good reason, as defined in the agreement, or is terminated without cause, we will pay his base salary for twelve months. Mr. Barks’ employment agreement includes post-employment restrictive covenants not to solicit our customers or recruit our employees.

      Caryl P. Shepherd, our Chief Accounting Officer, Treasurer, Secretary, Controller and Vice President, is employed pursuant to a written employment agreement which expires December 31, 2004 and is renewable by agreement of the parties for additional one year periods. Ms. Shepherd will receive a base salary of $110,000 per year under this contract and is eligible for an annual bonus in an amount to be determined by the board of directors. Upon Ms. Shepherd’s resignation for good reason, as defined in the agreement, or termination without cause, we will pay her base salary for twelve months. Ms. Shepherd’s employment agreement includes post-employment restrictive covenants not to solicit our customers or recruit our employees.

      Thomas J. Bobowski, our Vice President of Marketing, is employed pursuant to a written employment agreement which expires December 31, 2004 and is renewable by agreement of the parties for additional one-year periods. Mr. Bobowski will receive a base salary of $127,000 per year under this contract and is eligible for an annual bonus in an amount to be determined by the board of directors. Upon Mr. Bobowski’s resignation for good reason, as defined in the agreement, or termination without cause, we will pay his base salary for twelve months. Mr. Bobowski’s employment agreement includes post-employment restrictive covenants not to solicit our customers or recruit our employees.

Director Compensation

      The non-employee members of the board of directors, Messrs. Barone, Holm, Montgomery, Radonich, and Scupham, receive compensation of $1,500 per quarter for their service on the board of directors. In addition, we pay non-employee directors $500 for each board meeting or committee meeting attended. Directors who are employees do not receive any compensation for services performed in their capacity as directors. We reimburse each director for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and any of its committees.

      Non-employee directors are also eligible to receive options under the Global Preferred Holdings, Inc. Amended and Restated Directors Stock Option Plan, which became effective on June 17, 2003 (the “Directors Stock Option Plan”). Under the terms of the Directors Stock Option Plan, upon initially becoming an eligible director, a director will be entitled to receive an option to purchase 5,625 shares of our common stock, and at the end of each completed year of service as an eligible director, a director shall be granted an option to purchase 1,000 shares of common stock. Pursuant to the Directors Stock Option Plan, 280,000 shares of common stock are reserved for issuance upon the exercised of options granted under the plan. As of April 15, 2004, options to acquire 78,625 shares have been granted under the Directors Stock Option Plan.

Compensation Committee Interlocks and Insider Participation

      C. Simon Scupham is a director of IAS Global Captive Group, Ltd., a holding company for International Advisory Services, Ltd. which acts as the principal representative for Global Preferred Re in Bermuda.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

      The following table provides aggregate information regarding grants under all equity compensation plans of Global Preferred through December 31, 2003.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in 1st column)

Equity compensation plans approved by security holders	245,377	$10.46	1,534,623
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	245,377	$10.46	1,534,623

Security Ownership of Certain Beneficial Owners

      The following table sets forth certain information regarding the ownership of our common stock, as of April 23, 2004, by each of our directors, each of our executive officers named in the summary compensation table, each person known to us to own beneficially more than 5% of our outstanding common stock and all of our directors and executive officers as a group.

	Number of Shares
	Beneficially	Percentage of Shares
Name	Owned(1)	Outstanding

S. Hubert Humphrey, Jr.(2)	882,051	21.3%
Monte Holm(3)	329,375	7.9%
Money Services, Inc.(4)	312,750	7.6%
Richard L. Thawley(5)	305,632	7.4%
Thomas W. Montgomery(6)	35,112	*
Joseph F. Barone(7)	15,250	*
C. Simon Scupham(8)	10,250	*
Milan M. Radonich(9)	3,750	*
Edward F. McKernan(10)	47,813	*
Caryl P. Shepherd(11)	16,500	*
Bradley E. Barks(12)	7,500	*
Thomas Bobowski(13)	4,876	*
All directors and executive officers as a group (9 persons)(14)	470,426	11.0%

*	Less than one percent.

(1)	For purposes of calculating the percentage beneficially owned, the number of shares deemed outstanding as of April 23, 2004 includes: (a) 4,141,684 shares of common stock outstanding as of April 23, 2004; and (b) shares issuable pursuant to options held by the respective person or group which may be exercised within 60 days following April 23, 2004 (“Presently Exercisable Options”). Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person or group who has or shares voting and investment power with respect to such shares. Presently Exercisable Options are deemed to be outstanding and beneficially owned by the person or group holding such options for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

(2)	This includes 32,052 shares of common stock for which World Marketing Alliance, Inc. (of which Mr. Humphrey is the principal stockholder) holds voting proxies. Mr. Humphrey’s business address is 3975 Johns Creek Ct., Suite 100, Suwanee, Georgia 30024.

(3)	This number includes (a) options to purchase 1,406 shares of common stock exercisable within 60 days; (b) 60,000 shares held jointly with Mr. Holm’s wife; (c) 2,250 shares held jointly with Mr. Steve Marx; and (d) 165,000 shares held in seven trusts created by Mr. Holm and his wife. Mr. Holm’s business address is 219 Garnet Lane, Mesquite, Nevada 89027.

(4)	This includes 312,750 shares of common stock issuable on conversion of a $5.0 million convertible promissory note held by Money Services, Inc. that is immediately convertible. Money Services, Inc. is a wholly owned subsidiary of AEGON USA, Inc., with an address of 4333 Edgewood Road, N.E., Cedar Rapids, Iowa 52499. AEGON USA, Inc. is a subsidiary of AEGON N.V., an international insurance holding company that is publicly traded on the New York Stock Exchange.

(5)	This number includes (a) 137,700 shares owned by two trusts for the benefit of Mr. Thawley and his wife and (b) 30,000 shares owned by Mr. Thawley’s children. Mr. Thawley’s business address is 1110 W. Kettleman Lane, Suite 24, Lodi, California 95240.

(6)	This number includes options to purchase 15,250 shares of common stock exercisable within 60 days.

(7)	This number includes options to purchase 15,250 shares of common stock exercisable within 60 days.

(8)	This number includes options to purchase 10,250 shares of common stock exercisable within 60 days.

(9)	This number includes options to purchase 3,750 shares of common stock exercisable within 60 days.

(10)	This number includes options to purchase 40,313 shares of common stock exercisable within 60 days.

(11)	This number includes options to purchase 16,500 shares of common stock exercisable within 60 days.

(12)	This number includes options to purchase 7,500 shares of common stock exercisable within 60 days.

(13)	This number includes options to purchase 4,876 shares of common stock exercisable within 60 days.

(14)	This number includes options to purchase 115,095 shares of common stock exercisable within 60 days.

Item 13.	Certain Relationships and Related Transactions

      The following sections discuss various transactions and relationships between us and parties affiliated or related to us. We believe that each of our transactions with related parties are on terms as favorable to us as could have been obtained from unrelated third parties.

Agreements with Money Services, Inc. and its Affiliates

      We issued a $5.0 million convertible note, due July 29, 2004, to Money Services, Inc., a subsidiary of AEGON USA, Inc. The note bears simple interest at a rate of 7.5% per year and is currently convertible into 312,750 shares of our common stock. If Money Services were to convert the note, it would own approximately 7% of our outstanding common stock. We have the option to redeem the note, in whole or in part, until July 29, 2004. In order to redeem the note before maturity, we must pay all principal, plus interest accrued from the date of the note through the redemption date at a higher effective interest rate of 9% per annum. World Financial Group, Inc. and Western Reserve Life Assurance Co. of Ohio (“Western Reserve”) are subsidiaries of AEGON USA, Inc. and therefore are entities related to Money Services due to the common ownership.

      In July 2001, we entered into an agreement with World Financial Group, which requires that World Financial Group will use its commercially reasonable efforts to assist us in attaining the opportunity to reinsure all insurance products sold by its agents for insurance companies with which World Financial Group has selling agreements, other than Western Reserve and Western Reserve’s affiliates.

      We have four separate reinsurance agreements with Western Reserve that cover variable universal life insurance and variable annuity policies issued by Western Reserve on or after various dates after January 1, 1992 which were sold by the agents of World Financial Group and its predecessor. Also in July 2001, we entered into the First Right Agreement with Western Reserve. The First Right Agreement provides us the right to reinsure certain policies issued by Western Reserve or its U.S. affiliates which agents associated with World Financial Group sell.

      The life insurance companies for which we provide reinsurance, pay commissions to the agents of World Financial Group for sales of life insurance and annuity contracts reinsured by us. As a result of such relationships, the interests of World Financial Group may conflict with our interests in negotiating reinsurance agreements.

      Due to the relationships among us, World Financial Group, Western Reserve, Money Services and AEGON USA, conflicts of interest may arise with respect to existing and future business dealings, including:

•	the terms of World Financial Group’s selling agreements (including commission arrangements) and our reinsurance relationships with life insurance companies;

•	agreements among us, World Financial Group, Western Reserve, Money Services, AEGON USA and their affiliates;

•	potential acquisitions of properties or businesses;

•	potential divestitures of properties or businesses; and

•	the issuance of securities by us.

Management Agreement

      In 1995, Global Preferred Re entered into an agreement with International Advisory Services, Ltd., formerly CFM Insurance Managers, Ltd. and a subsidiary of IAS Global Captive Group, Ltd., which provides professional insurance management services to international companies operating in Bermuda. C. Simon Scupham, a director of Global Preferred and of Global Preferred Re, is a director of IAS Global Captive Group. Pursuant to this agreement, International Advisory Services acts as the managing agent and the Principal Representative for Global Preferred Re in Bermuda. This agreement is for an unlimited duration, but may be terminated by either party upon three months prior written notice or upon 30 days prior written notice under specified circumstances. We paid $60,000 in fees during each of the years ended December 31, 2001, 2002 and 2003 pursuant to the agreement with International Advisory Services.

Item 14.	Principal Accountant Fees and Services

Audit Fees

      The fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements for the years ended December 31, 2002 and 2003 totaled $177,533 and $11,166, respectively. The fees for professional audit services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for the year ended December 31, 2003 totaled $95,300.

Audit-Related Fees

      There were no other audit-related services provided by KPMG LLP or Deloitte & Touche LLP during the years ended December 31, 2002 and December 31, 2003, exclusive of the fees disclosed above.

Tax Fees

      There were no tax compliance, tax consulting or tax planning services provided by KPMG LLP or Deloitte & Touche LLP during the years ended December 31, 2002 and December 31, 2003.

All Other Fees

      No other aggregate fees were billed by KPMG LLP or Deloitte & Touche LLP for all other services for 2002 and 2003, exclusive of the fees disclosed in the above sections

Consideration of Non-Audit Services Provided by the Independent Auditors

      The Audit Committee pre-approves all non-audit services provided by our independent auditors, but only to the extent that the non-audit services are not prohibited under applicable law and the Audit Committee reasonably determines that the non-audit services do not impair the independence of the independent auditors.

SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Duluth, State of Georgia, on April 29, 2004.

GLOBAL PREFERRED HOLDINGS, INC.

By:	/s/ EDWARD F. MCKERNAN

Edward F. McKernan
President and Chief Executive Officer

By:	/s/ BRADLEY E. BARKS

Bradley E. Barks
Chief Financial Officer and Senior Vice President

Dated: April 29, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description

10.48	Extension and Tolling Agreement between Registrant and Western Reserve, effective December 15, 2003.
31.1	Certification by Edward F. McKernan, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Bradley E. Barks, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.