Form 10-Q
period 2004-03-31
GLOBAL PREFERRED HOLDINGS INC
filed 2004-05-14
CIK 947716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-23637

Global Preferred Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or other Jurisdiction of Incorporation or Organization)	58-2179041 (I.R.S. Employer Identification Number)

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

     As of May 10, 2004, there were 4,141,684 shares of common stock outstanding.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Balance Sheets
(Unaudited)

	December 31,	March 31,
	2003	2004
Assets
Fixed maturity securities – available for sale (amortized cost of $15,057,808 and $16,273,386 for 2003 and 2004, respectively)	$15,267,477	$16,709,088
Equity securities – available for sale (cost of $2,009,360 and $2,024,285 for 2003 and 2004, respectively)	1,998,932	2,011,716
Other equity investments (cost of $500,000 for 2003 and 2004)	501,259	510,569
Cash and cash equivalents	11,580,045	13,105,915
Reinsured policy loans	1,270,711	1,331,008

Total invested assets	30,618,424	33,668,296
Investment income due and accrued	197,020	227,704
Accounts receivable	44,588	8,255
Reinsurance balances receivable	2,112,462	1,605,314
Deferred acquisition costs	45,607,865	44,395,027
Prepaid expenses	519,888	431,303
Current income tax recoverable	48,152	18,484
Fixed assets (net of accumulated depreciation of $336,817 and $361,454 for 2003 and 2004, respectively)	135,495	110,859

Total assets	$79,283,894	$80,465,242

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$18,881,390	$18,707,217
Reinsurance balances payable	169,481	121,339
Accrued expenses and accounts payable	517,078	660,648
Accrued interest payable	158,219	64,213
Current maturities of long-term debt	5,000,000	5,000,000
Deferred tax liability	9,252,250	9,620,885

Total liabilities	33,978,418	34,174,302

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.001, 15,000,000 shares authorized; 4,149,074 shares issued for 2003 and 2004, respectively	4,149	4,149
Additional paid-in capital	23,326,026	23,326,026
Accumulated other comprehensive income	132,331	286,244
Retained earnings	21,892,237	22,723,788
Treasury stock, at cost (7,390 shares)	(49,267)	(49,267)

Total stockholders’ equity	45,305,476	46,290,940

Total liabilities and stockholders’ equity	$79,283,894	$80,465,242

See accompanying condensed notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2003	2004
Revenues:
Premiums	$4,388,495	$4,302,218
Reinsured policy revenues	3,231,844	3,198,812
Net investment income	82,988	177,741
Other income	—	6,980

Total revenues	7,703,327	7,685,751

Benefits and expenses:
Benefits, claims and settlement expenses	2,275,569	1,975,820
Change in future policy benefits	310,751	214,469
Reinsurance expense allowances, net	2,074,237	1,975,295
Amortization of deferred acquisition costs	1,375,426	1,434,337
Operating expenses	876,479	838,522
Interest expense	92,466	93,493

Total benefits and expenses	7,004,928	6,531,936

Income before income tax	698,399	1,153,815
Income tax expense	(237,457)	(322,264)

Net income	$460,942	$831,551

Basic earnings per share	$0.11	$0.20

Diluted earnings per share	$0.11	$0.20

Weighted-average common shares outstanding	4,141,684	4,141,684

Total weighted-average common and common equivalent shares outstanding	4,141,684	4,141,684

See accompanying condensed notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2003	2004
Cash flows from operating activities:
Net income	$460,942	$831,551
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	1,394,970	1,496,408
Deferred tax expense	224,132	289,346
Capitalization of deferred acquisition costs	(324,687)	(221,499)
Change in:
Investment income due and accrued	32,364	(30,684)
Accounts receivable	111,500	36,333
Reinsurance balances receivable	344,150	507,148
Prepaid expenses	138,008	88,585
Current income tax recoverable	13,325	29,668
Future policy benefits	1,236,059	(174,173)
Reinsurance balances payable	38,576	(48,142)
Accrued expenses and accounts payable	50,834	143,570
Accrued interest payable	(95,034)	(94,006)

Net cash provided by operating activities	3,625,139	2,854,105

Cash flows from investing activities:
Proceeds from principal payments on mortgage-backed securities of available-for-sale securities	255,644	43,062
Proceeds from maturity of available-for-sale securities	200,000	200,000
Purchase of fixed maturity securities	—	(1,511,000)
Change in reinsured policy loans	(61,253)	(60,297)

Net cash provided by (used in) investing activities	394,391	(1,328,235)

Net increase in cash and cash equivalents	4,019,530	1,525,870
Cash and cash equivalents at beginning of period	15,858,256	11,580,045

Cash and cash equivalents at end of period	$19,877,786	$13,105,915

Supplemental disclosure of cash flow information:
Interest paid	$187,500	$187,500

Income taxes paid	$—	$3,250

See accompanying condensed notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Condensed Notes to Consolidated Financial Statements

March 31, 2004
(Unaudited)

1.	Basis of Presentation

     The accompanying unaudited consolidated financial statements of Global Preferred Holdings, Inc. (“Global Preferred”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The unaudited financial statements should be read in conjunction with Global Preferred’s audited financial statements included in Global Preferred’s 2003 Annual Report on Form 10-K, as amended and filed with the Securities and Exchange Commission.

2.	Deferred Tax

     Global Preferred uses the asset and liability method to record deferred income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using an effective federal income tax rate of 34%. Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes specifically excludes recognition of the “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on Global Preferred’s earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No. 109 at March 31, 2004.

3.	Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The primary component of other comprehensive income or loss is the unrealized gain or loss on securities as shown under the equity section of the consolidated balance sheet. Total comprehensive income for the three months ended March 31, 2004 was $985,464 compared to $447,050 for the three months ended March 31, 2003.

4.	Earnings Per Share

     Basic earnings per share are computed based on the weighted-average number of common shares outstanding during the period, in accordance with SFAS No. 128, Earnings Per Share. Diluted earnings per share are computed based on the total weighted-average number of common and common equivalent shares outstanding during the period. Outstanding stock options, all of which were granted during the second quarter of 2003, were not dilutive for the three months ended March 31, 2004.

     For the three month periods ended March 31, 2003 and 2004, the incremental shares issued and the income impact upon the conversion of the convertible note issued to Money Services, Inc. were excluded because they would have been anti-dilutive. The conversion price of the note is $15.99 per common share based on the maturity value of the convertible note. The outstanding stock options along with the convertible note could be dilutive in the future.

5.	Common Stock

     No changes to our common stock occurred during 2003 or 2004.

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

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(In Thousands—Except Per Share Amounts)	2003	2004
Net income, as reported	$460.9	$831.6
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	—	(2.9)

Pro-forma net income	$460.9	$828.7

Reported basic earnings per common share	$0.11	$0.20

Reported diluted earnings per common share	$0.11	$0.20

Pro-forma basic earnings per common share	$0.11	$0.20

Pro-forma diluted earnings per common share	$0.11	$0.20

7.	Accounting Pronouncements

     In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, as revised by Interpretation 46R, issued in December 2003. The issuance of Interpretation No. 46 did not have a material impact on Global Preferred’s financial statements.

     In July 2003, the Accounting Standards Executive Committee issued Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The provisions of this SOP are effective for financial statements for fiscal years beginning after December 15, 2003 and require, among other things, that liabilities be established for guaranteed minimum death benefits for certain variable annuity policies. The guaranteed minimum death benefit liability is established with the change in the liability included in gross profits used to determine the amortization of the deferred acquisition costs. This change may result in an increase in the liability for future policy benefits and an offsetting increase in deferred acquisition costs. The implementation of this provision did not have a material impact on Global Preferred’s financial statements.

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

Segment Reporting
Three Months Ended March 31,

	2003
	Non-
	Universal	Universal
(Dollars in thousands)	Life-Type	Life-Type	Other	Total
Premiums	$4,388	$—	$—	$4,388
Reinsured policy revenues	—	3,232	—	3,232
Benefits, claims and settlement expenses*	1,997	589	—	2,586
Reinsurance expense allowances, net	1,530	544	—	2,074
Amortization of deferred acquisition costs	94	1,281	—	1,375

Underwriting profit	767	818	—	1,585
Net investment income	2	55	26	83
Net realized gain on investments	—	—	—	—
Other income	—	—	—	—
Other expenses	43	97	830	970

Segment operating income (loss) before income tax	726	776	(804)	698
Income tax expense (benefit)	247	264	(274)	237

Segment net income (loss)	$479	$512	$(530)	$461

Segment assets	$5,564	$52,021	$18,584	$76,169

*	Benefits, claims and settlement expenses include change in future policy benefits.

Segment Reporting
Three Months Ended March 31, 2004

	2004
	Non-
	Universal	Universal
(Dollars in thousands)	Life-Type	Life-Type	Other	Total
Premiums	$4,302	$—	$—	$4,302
Reinsured policy revenues	—	3,199	—	3,199
Benefits, claims and settlement expenses*	1,642	548	—	2,190
Reinsurance expense allowances, net	1,482	493	—	1,975
Amortization of deferred acquisition costs	31	1,403	—	1,434

Underwriting profit	1,147	755	—	1,902
Net investment income	8	24	146	178
Net realized gain on investments	—	—	—	—
Other income	—	—	7	7
Other expenses	38	101	794	933

Segment operating income (loss) before income tax	1,117	678	(641)	1,154
Income tax expense (benefit)	312	189	(179)	322

Segment net income (loss)	$805	$489	$(462)	$832

Segment assets	$5,612	$46,010	$28,843	$80,465

*	Benefits, claims and settlement expenses include change in future policy benefits.

     During each of the three month periods ended March 31, 2003 and 2004, the percentage of total premiums and reinsured policy revenues that related to business issued by Western Reserve Life Assurance Co. of Ohio (“Western Reserve”) was 92%. The percentages of the total underwriting profit that related to business issued by Western Reserve for the three months ended March 31, 2003 and 2004 were 93% and 96%, respectively.

9.	Reclassification

     Global Preferred has reclassified the presentation of certain 2003 information to conform to the 2004 presentation.

10.	Employment Agreements

     Global Preferred has written employment agreements with certain of its executive officers. These agreements govern employee conduct and Global Preferred’s obligation to compensate such key employees. The agreements expire on either December 31, 2004 or December 31, 2005 and are renewable by agreement of the parties for additional one-year periods.

11.	Contingencies

     Under its reinsurance agreements, Global Preferred is required to provide security through letters of credit for the benefit of the ceding life companies with which it has agreements. Global Preferred has three letters of credit totaling $5.85 million, which are issued by its custodian, Comerica Bank, for the benefit of the ceding life companies.

     Liabilities for future policy benefits under modified coinsurance agreements equal reinsured policy account balances on the underlying life insurance and annuity policies. With regard to the separate account benefits reinsured on a modified coinsurance basis, liabilities are recorded as an offset to related assets as the intentions and rights under the agreements with the ceding life companies meet the appropriate conditions governing rights of setoff. Separate account benefits and related assets reinsured on a modified coinsurance basis total $282.8 million as of March 31, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Global Preferred Holdings, Inc. as of March 31, 2004 compared with December 31, 2003, and its results of operations for the three months ended March 31, 2004, compared with the three months ended March 31, 2003. This discussion should be read in conjunction with the consolidated financial statements and accompanying condensed notes included elsewhere in this report and with the MD&A and Global Preferred’s consolidated financial statements and notes thereto included in Global Preferred’s 2003 Annual Report on Form 10-K, as amended.

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

     Global Preferred, through its subsidiaries, provides reinsurance solutions for independent marketing organizations or “IMOs” in the life insurance and annuity industry. An IMO is an organization of independent agents that contracts with one or more insurance companies to distribute and market securities and insurance products. These organizations include: insurance agencies, insurance brokers, broker-dealers, banks, savings and loans and any other group or institution that markets life insurance and annuities. Our reinsurance solutions include:

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

     Both the IMOs and insurers benefit from mutually rewarding relationships based on aligned interests, a dedication to improving the quality of business written, and a focus on managing insurance and distribution risk for long-term economic rewards. Through these collaborative relationships:

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

     Our core business consists of providing reinsurance on business that has resulted from a relationship with the independent agents of an IMO member of the AEGON Group. Although our reinsurance business is directed to us through these independent agent relationships, the life insurance and annuity policies that we currently reinsure are underwritten and issued by various ceding life companies. In the insurance industry, the term “ceding” refers to the use of reinsurance to transfer from one insurance company to another some or all of the risks associated with one or more insurance policies. We often refer to a life insurance company that reinsures life insurance and annuity policies through us as a “ceding life company.” The ceding life companies who issue the policies we currently reinsure are:

•	Western Reserve Life Assurance Co. of Ohio, a subsidiary of AEGON USA, Inc. (“Western Reserve”);

•	American Skandia Life Assurance Corporation, a subsidiary of Prudential Financial, Inc. (“American Skandia”);

•	Pacific Life Insurance Company (“Pacific Life”); and

•	Federal Kemper Life Assurance Company, a subsidiary of Bank One Corporation (“Kemper”).

     Under a reinsurance agreement, like the ones we have entered into with the above insurance companies, the economic consequences of certain insurance risks are transferred from the ceding life company to the reinsurer. Depending upon the type of reinsurance agreement, these risks may include mortality, persistency, investment and expense. Key considerations in evaluating the risks include:

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

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions regarding uncertainties that affect certain amounts in the consolidated financial statements and related footnotes. Accounts that we deem to be sensitive to changes in estimates include deferred acquisition costs and future policy benefits. In all instances, actual results could differ from estimates. Information included elsewhere herein and in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K, for the year ended December 31, 2003, as amended, includes a summary of the critical accounting policies used in the preparation of our consolidated financial statements.

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

     Under the coinsurance and modified coinsurance agreements, the amortization of the deferred acquisition costs is in proportion to the ratio of gross profits recognized during the then current period to total actual and future expected gross profits. During each accounting period, assumptions used in calculating the amortization of deferred acquisition costs reflect actual experience for the then current accounting period. We also review, on a periodic basis, our evolving experience with regard to our assumptions concerning future experience as to mortality, persistency, investment yields, and expenses in determining our estimate of anticipated future expected gross profits. This periodic review is commonly referred to as “unlocking.” Our normal period of observation is from October 1 of the previous calendar year through September 30 of the current calendar year. If we believe variances from expected assumptions are permanent, we will change the assumptions we use with regard to future experience. Upon adoption of any change in assumptions used with regard to future experience, amortization of the deferred acquisition costs will be recalculated and reflected during the then current accounting period.

     A material component of variable life and annuity product revenues is derived from the asset-based fees that have been assessed against the policy account balances, of which a considerable portion is invested in the equity markets. The volatility of equity market returns over the short-term can be significant without materially impacting long-term equity market returns. Historical equity market performance shows equity market volatility is much higher over short-term horizons as compared to long-term horizons. The short-term volatility of the policy account balance would result in a proportional adjustment to all future expected gross profits if no other adjustments were made to account for the differences between long-term and short-term volatility. We utilize a “credibility approach “ to account for the differences between long-term and short-term volatility. Under this approach, the estimates of future expected gross profits are adjusted to recognize the effects short-term volatility and market yields have upon long-term yield expectations. We review our approach annually to determine if additional adjustments to amortization are necessary as a result of prolonged and/or severe negative or positive equity market performance. In such instances, the equity market performance must be sufficiently high or low to justify a belief that the effect of current market conditions on future expected gross profits should be more permanently reflected.

     In addition, certain variable annuity policies we reinsure include a death benefit typically equal to a return of premium or the highest level the policy account balances had accumulated over certain prescribed periods under the annuity policy. Upon the death of an annuity policyholder, we will incur a claim expense equal to the excess, if any, of the amount guaranteed under this provision over the then current policy account balance. The claim expense, as a percentage of the death benefit, tends to increase when equity markets decline and decrease when equity markets increase. The claim expense depends, in part, on the number and amount of death claims incurred. To account for the expense associated with these guaranteed minimum death benefits, we utilize an explicit method consistent with Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. Under this method, we may establish a guaranteed minimum death benefit liability if expected future claims expenses are not proportionate to future expected gross profits. Future expected gross profits are reduced to account for future expected claims expenses and adjusted for anticipated changes in the liability. The short-term volatility of the policy account balance will result in significant volatility in the expected claims expense and in the liability balance if no recognition is made to acknowledge differences between long-term yields and short-term volatility. Using a credibility approach, our explicit method recognizes the effect of long-term versus short-term volatility when accounting for guaranteed minimum death benefits. The implementation of SOP 03-1 did not have a material impact on our financial statements.

     Future Policy Benefits. Liabilities for future benefits on life insurance and annuity policies are established in an amount we estimate is adequate to meet the estimated future obligations on the policies in effect. Policy reserves are included in “future policy benefits” on the consolidated balance sheet.

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

Type of Reinsurance
	Renewable		Modified
Ceding Life Company	Term	Coinsurance	Coinsurance
Western Reserve
Variable universal life	✓	✓	✓
Variable annuity		✓	✓
American Skandia
Variable annuity			✓
Pacific Life
Variable universal life	✓
Kemper
Variable universal life	✓

     We have four separate reinsurance agreements with Western Reserve that cover variable universal life insurance and variable annuity policies issued by Western Reserve on or after January 1, 1992, which are sold by the agents of World Financial Group, Inc., an indirect subsidiary of AEGON USA, Inc., and its predecessor. These agreements were entered into on July 1, 1996, January 1, 1998, April 1, 1998, and October 1, 1999, respectively. The agreement with American Skandia began on January 1, 1997 and covers policies on an American Skandia variable annuity product issued between January 1, 1997 and December 31, 2002 sold by those same agents. The Kemper agreement was effective September 1, 1996 and covers all policies on a Kemper variable universal life product issued between September 1, 1996 and March 31, 2001 sold by those agents. Our agreement with Pacific Life was signed on June 25, 2001 and covers policies on individual variable universal life products issued on or after January 1, 2001, sold by those agents.

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

First Right Agreement

     In July 2001, we entered into a First Right Agreement with Western Reserve that provides us a first right to reinsure certain new products issued by Western Reserve or its U.S. affiliates that are sold by agents associated with World Financial Group. Pursuant to this agreement, we possess the following contractual rights to:

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

Reinsurance of New Business with Other Insurance Companies

     We seek to enter into reinsurance agreements with other insurance companies from time to time and such decisions will be based on a number of relevant factors, including the proposed type of reinsurance, the attractiveness of the reinsurance rates prescribed by the agreement, the volume of business, our relationship with the insurance company and/or the IMO, and our available capital capacity. We also seek to enter into agreements with other IMOs similar to our directed reinsurance agreement with World Financial Group.

Our Current Reinsurance Agreements

     The life insurance and annuity policies that we have reinsured to date are underwritten and issued by Western Reserve, American Skandia, Kemper, and Pacific Life. The following table indicates the percentage of our reinsurance revenues derived from our ceding life companies:

			Three
	Year Ended		Months Ended
	December 31,		March 31,
	2002	2003	2004
Western Reserve	91%	92%	92%
American Skandia	8%	7%	6%
Kemper	1%	1%	1%
Pacific Life(1)	— (2)	— (2)	1%

Total	100%	100%	100%

(1)	This agreement was effective as of January 1, 2001.

(2)	Less than 1%.

     The following table indicates, by ceding life company: (1) the names and types of insurance products we currently reinsure; (2) the type of reinsurance agreement applicable to each; (3) policy issue dates reinsured under each agreement; and (4) the commencement date of the reinsurance.

Reinsurance
				Policy Issue	Commencement
Ceding Life Company	Reinsured Product Name	Product Type (1)	Reinsurance Type (2)	Dates	Date
Western Reserve Western Reserve Western Reserve Western Reserve Western Reserve Western Reserve Western Reserve Kemper Pacific Life American Skandia Western Reserve Western Reserve	Freedom Equity Protector
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

     Under our reinsurance agreements with the ceding life companies, we currently reinsure variable life insurance and variable annuity policies on either a renewable term basis or a coinsurance and modified coinsurance basis. The policies we reinsure on a renewable term basis represented 57% of our reinsurance revenues for the quarter ended March 31, 2004. The policies we reinsure on a coinsurance and modified coinsurance basis represented 43% of our reinsurance revenues for the same period. Of the 43%, 57% relates to variable life insurance policies and 43% relates to variable annuity policies.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2003	2004
	(As a percentage of total revenue)
Consolidated Statements of Income Data:
Revenues:
Premiums	57%	56%
Reinsured policy revenues	42	42
Net investment income	1	2

Total revenues	100%	100%
Benefits and expenses:
Benefits, claims and settlement expenses	30	26
Change in future policy benefits	4	3
Reinsurance expense allowances, net	27	26
Amortization of deferred acquisition costs	18	18
Operating expenses	11	11
Interest expense	1	1

Total benefits and expenses	91	85

Income before income tax	9	15
Income tax expense	(3)	(4)

Net income	6%	11%

Revenues

     Premiums. Premiums decreased $86,000, or 2%, from $4.4 million for the three months ended March 31, 2003 to $4.3 million for the comparable period in 2004. The majority of the premium decrease was due to the decreasing business in force under our renewable term agreements, which is partially offset by an increase in the average premium per policy. Policies in force are decreasing because the number of policy surrenders and lapses currently exceeds the number of new policies reinsured. Average premiums per policy increase as the insured ages.

     Reinsured Policy Revenues. Reinsured policy revenues decreased $33,000, or 1%, from the three months ended March 31, 2003 compared to the same period in 2004. This decrease was primarily attributable to a decrease in deferred sales charge revenue due to lower overall surrender activity partially offset by an increase in asset-based allowances.

     Net Investment Income and Net Realized Gain on Investments. Net investment income increased $95,000, or 114%, from $83,000 for the three months ended March 31, 2003 to $178,000 for the same period in 2004, primarily due to the increased size of our fixed maturity and equity securities portfolio. The increase in our fixed maturity and equity securities portfolio resulted from the purchase of $16.8 million of fixed maturity and equity securities during 2003. Additionally, $1.5 million of fixed maturity securities were purchased during the three months ended March 31, 2004. The purchases and sales activities by quarter are shown in the table below:

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2003	2003	2003	2003	2004
Fixed maturity and equity securities:
Balance, beginning of quarter	$2,798,190	$2,325,836	$3,196,467	$9,310,881	$17,767,668
Purchases	—	1,054,615	6,568,300	9,208,384	1,511,000
Sales	—	—	—	(421,282)	—
Other activity	(472,354)	(183,984)	(453,886)	(330,315)	(47,295)

Balance, end of quarter	$2,325,836	$3,196,467	$9,310,881	$17,767,668	$19,231,373

     There were no sales of fixed maturity or equity securities for the quarters ended March 31, 2003 and 2004, thus no gains or losses were realized.

Benefits and Expenses

     Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses decreased $300,000, or 13%, from $2.3 million for the three months ended March 31, 2003 to $2.0 million for the comparable period in 2004. The decrease was primarily associated with a lower incidence of life insurance death claims in the first three months of 2004 compared to the incidence of death claims in the same period in 2003, and the declining aggregate face value of insurance partially offset by the increasing age of the policies reinsured. The aggregate face value of insurance underlying the policies we reinsured at March 31, 2003 was $8.2 billion compared to $7.5 billion at March 31, 2004.

     Change in Future Policy Benefits. Change in future policy benefits decreased $97,000, or 31%, from $311,000 for the three months ended March 31, 2003 to $214,000 for the comparable period in 2004. The decrease resulted from the aging of the policies and the decrease in business in force reinsured on a monthly renewable term basis.

     Reinsurance Expense Allowances, Net. Net reinsurance expense allowances decreased $99,000, or 5%, from $2.1 million for the three months ended March 31, 2003 to $2.0 million for the comparable period in 2004. These amounts reflect the decrease in business in force due to policy lapse and surrender activity partially offset by an increase in average policy account balances because of equity market performance.

     Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $59,000, or 4%, from the three months ended March 31, 2003 compared to the same period in 2004. The increase in amortization primarily resulted from higher gross profits due to lower death claims associated with the variable universal life coinsurance and modified coinsurance business and higher asset-based allowances associated with the coinsurance and modified coinsurance business for the three months ended March 31, 2004, as compared to the same period in 2003. This was partially offset by a decrease in amortization due to a refinement in the method of calculating the cost of guaranteed minimum death benefits on variable annuity business to be consistent with the methodology implemented under SOP 03-1. (For further discussion regarding SOP 03-1, refer to “Critical Accounting Policies and Estimates – Balance Sheet Impact – Deferred Acquisition Costs”.)

     Under current assumptions, and all else being equal, we do not expect that there would be increased amortization in 2004 from “unlocking” due to lower than expected equity market performance unless separate account fund yields resulted in losses of 20% or more for 2004.

     Operating Expenses. Operating expenses decreased $38,000, or 4%, from $876,000 for the three months ended March 31, 2003 to $838,000 for the comparable period in 2004. These expenses include salaries and benefits, professional fees for legal, actuarial and accounting expenses and other operating expenses. The majority of the decrease was attributable to a decrease of $123,000 in directors and officers’ insurance premiums, accounting and auditing fees, taxes and licenses, legal fees, consulting fees and recruiting expenses. These decreases were partially offset by an $85,000 increase in salaries, bonuses and benefits and financial printing fees for SEC reporting requirements. Primarily due to a reduction in the employee bonus accrual in the first quarter of 2003, an increase in salaries, bonuses and benefits resulted for the first quarter of 2004.

     Interest Expense. Interest expense increased $1,000, or 1%, from $92,000 for the three months ended March 31, 2003 to $93,000 for the comparable period in 2004.

     Income Taxes. Due to higher levels of income before income taxes, income taxes increased $85,000, or 36%, from $237,000 for the three months ended March 31, 2003 to $322,000 for the comparable period in 2004. Income before income taxes is comprised of income subject to taxes that is recognized and due in the current period and income subject to taxes that is recognized during the current period but is due in future periods. The “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of current taxable income. Based upon the amount of taxable income we expect in 2004, we have estimated our effective tax rate to be 28% for 2004. This reflects a benefit from the small life insurance company deduction. Our effective tax rate was 28% for the three months ended March 31, 2004. For the three months ended March 31, 2003, we had no current taxable income, however we were subject to the alternative minimum tax. Our effective tax rate was 34% for the three months ended March 31, 2003.

     In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, we have $2.2 million of net operating loss carry-forwards, which begin to expire in 2018. These net operating loss carry-forwards at a 34% effective tax rate are included as an offset to the deferred tax liability. It is our belief that it is more likely than not that the deferred tax assets will be realized as an offset against future taxable income, however, if we do not have sufficient taxable income in the future to utilize this asset, a write-off may result, thereby reducing our net income.

Liquidity and Capital Resources

     To grow our life and annuity business, we use cash to pay for the initial marketing and underwriting expenses of the policies we reinsure. These same policies thereafter provide cash from premiums, policy charges and policy fees over their lifetime. We also use cash to pay for policy claims, policy benefits and operating expenses which include: salaries and benefits, and professional fees for management, legal, investment, custodial, accounting, tax and consulting services. In addition to operating cash flows, cash is provided by and used in investing and financing activities we undertake to increase our capital position and through activities associated with our invested assets.

     Our primary sources of liquidity were $16.7 million in fixed maturity securities available for sale, $13.1 million in consolidated cash and cash equivalents, and $2.5 million of equity securities at March 31, 2004. The effective duration of our fixed maturity portfolio is 3.2 years with 100% of the fixed maturity securities having an effective maturity of less than 10 years. Our fixed maturity portfolio represents 50% of our total invested assets, and has an average Moody’s quality rating of Aa3. We have gross unrealized losses of $12,000 and gross unrealized gains of $446,000 on our fixed maturity and equity securities as of March 31, 2004.

     Our capital structure consists of debt and equity. Our current debt is comprised of a $5 million, five-year convertible term note to Money Services, Inc. due on July 29, 2004. Money Services is a subsidiary of AEGON USA, Inc. Proceeds of this note were used to reduce a portion of the outstanding principal balance on a line of credit with Money Services. Interest is payable on the note at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. Money Services has the right to convert the outstanding principal balance of this note into common stock at any time. Upon conversion, Money Services would receive 6.255 shares of common stock for each $100 of the outstanding principal amount of the note, for a total of 312,750 shares, which reflects our three-for-two stock split in 2001. We have the option to redeem the note, in whole or in part, before maturity. To redeem the note before maturity, we must pay all principal, plus interest accrued from the date of the note through the redemption date at a higher effective interest rate of 9% per annum. As of March 31, 2004, we had an outstanding principal balance on the term note of $5 million and accrued interest of $64,000. We anticipate repaying the $5 million note in July 2004 out of available cash and cash equivalents.

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

     Under the coinsurance and modified coinsurance agreements, since we are reinsuring risks on essentially the same basis as that of the original policy, reinsurance premiums are materially greater than premiums received on the renewable term reinsurance. During the first year in which a policy is reinsured on a coinsurance basis, we are required to reimburse the ceding life company for our share of acquisition costs, including first year commissions and issuance expenses. Thereafter, we reimburse the ceding life company for our share of renewal commissions and maintenance expenses. Further, under modified coinsurance, the ceding life company does not transfer to us the reserves or the invested assets related to the reserves in support of reinsured policy benefits (e.g., cash values). Accordingly, because of the type of reinsurance and the basis reinsured, the net first year cash outlays could be as much as, or more than, that year’s premiums paid for variable universal life insurance, and as much as 10% of variable annuity premiums. After the first policy year, our cash outlays for reinsurance allowances are significantly lower.

     Net cash flows provided by operating activities were $3.6 million and $2.9 million for the three months ended March 31, 2003 and 2004, respectively. Changes in cash provided by operating activities primarily relate to: amounts of reinsurance premiums and policy revenues received; claims, reinsurance expense allowances and operating expenses paid; and changes in working capital. Cash flows were provided by operating activities in 2003 and 2004 because we utilized less cash to acquire new reinsurance business. The decrease in cash flows provided by operating activities was the result of lower reinsurance settlements received for the three months ended March 31, 2004 as compared to the same period in 2003.

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

     Net cash flows provided by (used in) investing activities were $394,000 and ($1.3 million) for the three months ended March 31, 2003 and 2004, respectively. The cash flows used in investing activities of $1.3 million in 2004 primarily related to the purchase of $1.5 million of fixed maturity and equity securities. The cash flows provided by investing activities of $394,000 in 2003 primarily related to the proceeds from the maturity of available-for-sale securities and from the principal payments on mortgage-backed securities. We have incurred no significant capital expenditures during 2004.

     Financing Cash Flows. No financing activities occurred during the three months ended March 31, 2003 and 2004.

     The amount, timing, receipt and use of cash flows and cost of additional capital, if applicable, may determine the extent we choose to take advantage of the rights we have under our agreements or to enter into new reinsurance transactions.

     Restrictions. Global Preferred Holdings, Inc. is a holding company with no direct operations, and whose principal assets are the capital stock of Global Preferred Re and $4.1 million of cash and invested assets, as of March 31, 2004. Global Preferred Holdings, Inc. relies primarily on funds retained at the holding company level, debt service on amounts loaned to Global Preferred Re, management service fees from its subsidiaries and potential dividends from Global Preferred Re to meet ongoing cash requirements. The ability of Global Preferred Re to pay dividends to Global Preferred Holdings, Inc. is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda. As of December 31, 2003, Global Preferred Re had total statutory capital and surplus of $22.6 million, which includes up to $4.7 million available to distribute in dividends without seeking regulatory approval. During the three months ended March 31, 2004, Global Preferred Re paid no dividends to Global Preferred Holdings, Inc.

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

Contractual Obligations and Commitments

     The following table shows our contractual obligations and commitments including our payments due by period. Further information is included elsewhere herein and in Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003.

(in 000s)	Total	2004	2005	2006	2007
Short-term debt	$5,187.5	$5,187.5	$—	$—	$—
Office lease	458.7	66.6	123.9	132.1	136.1
Operating leases	65.9	27.7	37.0	1.2	—

Total	$5,712.1	$5,281.8	$160.9	$133.3	$136.1

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

     These forward-looking statements are subject to change and uncertainty that are beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect on our business. We cannot assure you that future developments will be in accordance with our expectations or that the effect of future developments will be those we anticipate. Actual results could differ materially from those we expect, depending upon the outcome of certain factors, including those described in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We have described some important factors that could cause our actual results to differ materially from our expectations in “Factors That May Affect Future Results of Operations” included as Exhibit 99.1 in our 2003 Annual Report on Form 10-K, as amended. You should carefully review these risks and additional risks described in other documents we file from time to time with the Securities and Exchange Commission, including quarterly reports on the Form 10-Q. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     Our cash and fixed income portfolio includes investments that are subject to changes in market values with changes in interest rates. The impact on our cash and fixed income investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 1.7%, or approximately $502,000, on a portfolio valued at approximately $29.5 million at March 31, 2004. The impact on our cash and fixed income investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 1.5%, or approximately $466,000. The foregoing reflects the use of an immediate time horizon. Credit spreads are assumed to remain constant in these hypothetical examples.

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

     There were no changes in securities during the three months ended March 31, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the first quarter of 2004, no matters were submitted to our security holders for a vote.

ITEM 5. OTHER INFORMATION

     On April 16, 2004, Global Preferred announced it had retained the investment banking firm of Raymond James & Associates, Inc. to explore a range of long-term strategic opportunities to enhance stockholder value. There is no assurance that any transaction will be completed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Second Renewal of the Employment Agreement by and between the Registrant and Bradley E. Barks, effective January 1, 2004.

10.2	Second Renewal of the Employment Agreement by and between the Registrant and Caryl P. Shepherd, effective January 1, 2004.

10.3	Second Renewal of the Employment Agreement by and between the Registrant and Thomas J. Bobowski, effective January 1, 2004.

31.1	Certification by Edward F. McKernan, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Bradley E. Barks, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Edward F. McKernan, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Bradley E. Barks, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A Current Report on Form 8-K was filed with the Securities and Exchange Commission on January 6, 2004 to disclose information sent to stockholders regarding Global Preferred’s claim experience.

A Current Report on Form 8-K was filed with the Securities and Exchange Commission on February 5, 2004 regarding the extension and tolling agreement between Global Preferred and Western Reserve.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Duluth, State of Georgia on the 14th day of May, 2004.

GLOBAL PREFERRED HOLDINGS, INC.

By:	/s/ EDWARD F. MCKERNAN

Edward F. McKernan
Chief Executive Officer and President and Director

By:	/s/ BRADLEY E. BARKS
Bradley E. Barks
Chief Financial Officer and Senior Vice President – Finance