Form 10-Q
period 2004-06-30
GLOBAL PREFERRED HOLDINGS INC
filed 2004-08-13
CIK 947716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 0-23637

Global Preferred Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	58-2179041
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

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

     As of August 10, 2004, there were 4,141,684 shares of common stock outstanding.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2003	2004
Assets
Fixed maturity securities – available for sale (amortized cost of $15,057,808 and $19,902,730 for 2003 and 2004, respectively)	$15,267,477	$19,783,442
Equity securities – available for sale (cost of $2,009,360 for 2003)	1,998,932	—
Other equity investments (cost of $500,000 for 2003 and 2004)	501,259	527,892
Cash and cash equivalents	11,580,045	13,783,624
Reinsured policy loans	1,270,711	1,408,621

Total invested assets	30,618,424	35,503,579
Investment income due and accrued	197,020	234,443
Accounts receivable	44,588	5,250
Reinsurance balances receivable	2,112,462	2,129,309
Deferred acquisition costs	45,607,865	43,255,622
Prepaid expenses	519,888	444,056
Current income tax recoverable	48,152	50,277
Fixed assets (net of accumulated depreciation of $336,817 and $386,091 for 2003 and 2004, respectively)	135,495	86,222

Total assets	$79,283,894	$81,708,758

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$18,881,390	$18,781,638
Reinsurance balances payable	169,481	306,457
Accrued expenses and accounts payable	517,078	401,561
Accrued interest payable	158,219	157,706
Current maturities of long-term debt	5,000,000	5,000,000
Deferred tax liability	9,252,250	9,990,496

Total liabilities	33,978,418	34,637,858

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, par value $.001, 15,000,000 shares authorized; 4,149,074 shares issued for 2003 and 2004, respectively	4,149	4,149
Additional paid-in capital	23,326,026	23,326,026
Accumulated other comprehensive income (loss)	132,331	(60,320)
Retained earnings	21,892,237	23,850,312
Treasury stock, at cost (7,390 shares)	(49,267)	(49,267)

Total stockholders’ equity	45,305,476	47,070,900

Total liabilities and stockholders’ equity	$79,283,894	$81,708,758

See accompanying condensed notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Revenues:
Premiums	$4,363,568	$4,270,641	$8,752,063	$8,572,859
Reinsured policy revenues	3,258,208	3,112,639	6,490,052	6,311,451
Net investment income	87,903	210,350	170,889	388,091
Net realized loss on investments	—	(29,456)	—	(29,456)
Other income	5,506	—	5,509	6,980

Total revenues	7,715,185	7,564,174	15,418,513	15,249,925

Benefits and expenses:
Benefits, claims and settlement expenses	2,455,020	1,450,943	4,730,590	3,426,763
Change in future policy benefits	196,255	157,817	507,006	372,286
Reinsurance expense allowances, net	2,082,273	1,991,046	4,156,510	3,966,341
Amortization of deferred acquisition costs	1,280,815	1,469,670	2,656,241	2,904,007
Operating expenses	945,390	732,203	1,821,869	1,570,726
Interest expense	93,493	93,493	185,959	186,986

Total benefits and expenses	7,053,246	5,895,172	14,058,175	12,427,109

Income before income tax	661,939	1,669,002	1,360,338	2,822,816
Income tax expense	(225,039)	(542,477)	(462,496)	(864,741)

Net income	$436,900	$1,126,525	$897,842	$1,958,075

Basic earnings per share	$0.11	$0.27	$0.22	$0.47

Diluted earnings per share	$0.11	$0.27	$0.22	$0.47

Weighted-average common shares outstanding	4,141,684	4,141,684	4,141,684	4,141,684

Total weighted-average common and common equivalent shares outstanding	4,141,684	4,141,684	4,141,684	4,141,684

See accompanying condensed notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2003	2004
Cash flows from operating activities:
Net income	$897,842	$1,958,075
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	2,700,394	3,028,971
Net realized loss on investments	—	29,456
Deferred tax expense	412,931	837,491
Capitalization of deferred acquisition costs	(778,249)	(551,764)
Change in:
Investment income due and accrued	10,608	(37,423)
Accounts receivable	215,500	39,338
Reinsurance balances receivable	1,120,805	(16,847)
Prepaid expenses	103,955	75,832
Current income tax recoverable	47,315	(2,125)
Future policy benefits	2,015,372	(99,752)
Reinsurance balances payable	(42,130)	136,976
Accrued expenses and accounts payable	(11,317)	(115,517)
Accrued interest payable	(1,541)	(513)

Net cash provided by operating activities	6,691,485	5,282,198

Cash flows from investing activities:
Proceeds from principal payments on mortgage-backed securities available-for-sale	467,281	103,589
Proceeds from maturity of available-for-sale securities	200,000	200,000
Proceeds from sale of equity securities	—	2,009,731
Purchase of fixed maturity securities	(1,054,615)	(5,254,029)
Change in reinsured policy loans	(60,166)	(137,910)

Net cash used in investing activities	(447,500)	(3,078,619)

Net increase in cash and cash equivalents	6,243,985	2,203,579
Cash and cash equivalents at beginning of period	15,858,256	11,580,045

Cash and cash equivalents at end of period	$22,102,241	$13,783,624

Supplemental disclosure of cash flow information:
Interest paid	$187,500	$187,500

Income taxes paid	$2,250	$29,375

See accompanying condensed notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Condensed Notes to Consolidated Financial Statements

June 30, 2004
(Unaudited)

1.	Basis of Presentation

     The accompanying unaudited consolidated financial statements of Global Preferred Holdings, Inc. (“Global Preferred”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The unaudited financial statements should be read in conjunction with Global Preferred’s audited financial statements included in Global Preferred’s 2003 Annual Report on Form 10-K, as amended and filed with the Securities and Exchange Commission.

2.	Deferred Taxes

     Global Preferred uses the asset and liability method to record deferred income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using an effective federal income tax rate of 34%. Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, specifically excludes recognition of the “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on Global Preferred’s earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No. 109 at June 30, 2004.

3.	Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The primary component of accumulated other comprehensive income or loss as shown under the equity section of the consolidated balance sheet is the unrealized gain or loss on available-for-sale securities. Total comprehensive income for the three months ended June 30, 2004 was $779,960 compared to $455,630 for the three months ended June 30, 2003. Total comprehensive income for the six months ended June 30, 2004 was $1,765,424 compared to $902,680 for the six months ended June 30, 2003.

4.	Earnings Per Share

     Basic earnings per share are computed based on the weighted-average number of common shares outstanding during the period, in accordance with SFAS No. 128, Earnings Per Share. Diluted earnings per share are computed based on the total weighted-average number of common and common equivalent shares outstanding during the period. There were 284,752 stock options outstanding on June 30, 2004, which were not dilutive for the three and six month periods ended June 30, 2003 and 2004. For additional information, refer to Note 15 to the consolidated financial statements in our Annual Report on Form 10-K, for the year ended December 31, 2003, as amended.

     For the three and six month periods ended June 30, 2003 and 2004, the incremental shares issued and the income impact upon the conversion of the convertible note issued to Money Services, Inc. were excluded because they would not have been dilutive. The conversion price of the note was $15.99 per common share based on the maturity value of the convertible note. The outstanding stock options along with the convertible note could be dilutive in the future.

5.	Stock Options

     Global Preferred’s employee stock incentive plan and directors stock option plan (the “stock option plans”) are accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. As the exercise price of all options granted under the stock option plans was not less than the fair value of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income. The following table illustrates the effect on net income and earnings per share if Global Preferred had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock option plans as of the dates reported.

     For purposes of this pro-forma disclosure, the estimated fair value of the options is assumed to be amortized as a stock-based compensation expense over the options’ vesting periods.

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(In Thousands-Except Per Share Amounts)	2003	2004	2003	2004
Net income, as reported	$436.9	$1,126.5	$897.8	$1,958.1
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(7.6)	(8.7)	(7.6)	(11.6)

Pro-forma net income	$429.3	$1,117.8	$890.2	$1,946.5

Reported basic earnings per common share	$0.11	$0.27	$0.22	$0.47

Reported diluted earnings per common share	$0.11	$0.27	$0.22	$0.47

Pro-forma basic earnings per common share	$0.10	$0.27	$0.21	$0.47

Pro-forma diluted earnings per common share	$0.10	$0.27	$0.21	$0.47

     In May 2004, the Compensation Committee of the Board of Directors granted options to purchase an aggregate of 39,375 shares of common stock to certain employees in order to retain employees due to competitive market conditions and to provide additional incentive to such persons to increase the value of Global Preferred’s stock.

6.	Accounting Pronouncements

     In January 2003, Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, as revised by Interpretation 46R, issued in December 2003. The issuance of Interpretation No. 46 did not have a material impact on Global Preferred’s financial statements.

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

     Global Preferred defines reportable segments based on the nature of its reinsurance agreements and the accounting treatment used for the various reinsurance agreements. Based on this definition, two reportable segments have been identified: non-universal life-type agreements and universal life-type agreements (as each is referenced in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, paragraphs 44 and 45). Global Preferred reinsures certain variable universal life insurance policies on a renewable term basis, which are reported below as Non-Universal Life-Type Agreements and, as such, these revenues are classified as premium revenue. Renewable term reinsurance involves the reinsurance of mortality risk whereby premiums are not directly related to the premium rates on the original plan of insurance. Global Preferred’s renewable term agreements are accounted for under SFAS No. 60, Accounting and Reporting by Insurance Enterprises. Global Preferred reinsures variable annuity contracts and certain other variable universal life insurance policies on a coinsurance and modified coinsurance basis, which are reported below as Universal Life-Type Agreements and, as such, these revenues are classified as reinsured policy revenues. Coinsurance involves the reinsurance of mortality and investment risks on the same basis as that of the underlying policies. The ceding life companies and Global Preferred share in these risks on a pro rata basis. Global Preferred’s existing coinsurance and modified coinsurance agreements are accounted for under SFAS No. 97.

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

Three Months Ended June 30,	2003				2004
	Non				Non
	Universal	Universal			Universal	Universal
(Dollars in thousands)	Life-Type	Life-Type	Other	Total	Life-Type	Life-Type	Other	Total
Premiums	$4,364	$—	$—	$4,364	$4,271	$—	$—	$4,271
Reinsured policy revenues	—	3,258	—	3,258	—	3,113	—	3,113
Benefits, claims and settlement expenses*	2,220	431	—	2,651	1,418	191	—	1,609
Reinsurance expense allowances, net	1,516	566	—	2,082	1,465	526	—	1,991
Amortization of deferred acquisition costs	65	1,216	—	1,281	42	1,428	—	1,470

Underwriting profit	563	1,045	—	1,608	1,346	968	—	2,314
Net investment income	2	60	25	87	8	22	180	210
Net realized loss on investments	—	—	—	—	—	—	(29)	(29)
Other income	—	—	6	6	—	—	—	—
Other expenses	29	66	944	1,039	42	90	694	826

Segment operating income (loss) before income tax	536	1,039	(913)	662	1,312	900	(543)	1,669
Income tax expense (benefit)	182	353	(310)	225	426	292	(176)	542

Segment net income (loss)	$354	$686	$(603)	$437	$886	$608	$(367)	$1,127

Segment assets	$5,930	$50,791	$20,832	$77,553	$5,692	$45,417	$30,600	$81,709

*	Benefits, claims and settlement expenses include change in future policy benefits.

Six Months Ended June 30,	2003				2004
	Non				Non
	Universal	Universal			Universal	Universal
(Dollars in thousands)	Life-Type	Life-Type	Other	Total	Life-Type	Life-Type	Other	Total
Premiums	$8,752	$—	$—	$8,752	$8,573	$—	$—	$8,573
Reinsured policy revenues	—	6,490	—	6,490	—	6,311	—	6,311
Benefits, claims and settlement expenses*	4,217	1,020	—	5,237	3,060	739	—	3,799
Reinsurance expense allowances, net	3,046	1,110	—	4,156	2,947	1,019	—	3,966
Amortization of deferred acquisition costs	159	2,497	—	2,656	73	2,831	—	2,904

Underwriting profit	1,330	1,863	—	3,193	2,493	1,722	—	4,215
Net investment income	4	115	51	170	15	47	326	388
Net realized loss on investments	—	—	—	—	—	—	(29)	(29)
Other income	—	—	6	6	—	—	7	7
Other expenses	72	163	1,773	2,008	79	191	1,488	1,758

Segment operating income (loss) before income tax	1,262	1,815	(1,716)	1,361	2,429	1,578	(1,184)	2,823
Income tax expense (benefit)	429	617	(583)	463	744	484	(363)	865

Segment net income (loss)	$833	$1,198	$(1,133)	$898	$1,685	$1,094	$(821)	$1,958

Segment assets	$5,930	$50,791	$20,832	$77,553	$5,692	$45,417	$30,600	$81,709

*	Benefits, claims and settlement expenses include change in future policy benefits.

     During each of the three month periods ended June 30, 2003 and 2004, the percentage of total premiums and reinsured policy revenues that related to business issued by Western Reserve Life Assurance Co. of Ohio (“Western Reserve”) was 92%. The percentage of total premiums and reinsured policy revenues that related to business issued by Western Reserve for the six month periods ended June 30, 2003 and 2004 was 92%. The percentage of total underwriting profit that related to business issued by Western Reserve for the three month periods ended June 30, 2003 and 2004 was 94%. The percentages of total underwriting profit that related to business issued by Western Reserve for the six month periods ended June 30, 2003 and 2004 were 93% and 95%, respectively.

8.	Reclassification

     Global Preferred has reclassified the presentation of certain 2003 information to conform to the 2004 presentation.

9.	Employment Agreements

     Global Preferred has written employment agreements with certain of its executive officers. These agreements govern employee conduct and Global Preferred’s obligation to compensate such key employees. The agreements expire on either December 31, 2004 or December 31, 2006 and are renewable by agreement of the parties for additional one-year periods.

10.	Commitments and Contingencies

     Under its reinsurance agreements, Global Preferred is required to provide security through letters of credit for the benefit of the ceding life companies with which it has agreements. Global Preferred has three letters of credit totaling $5.85 million, which are issued by its custodian, Comerica Bank, for the benefit of the ceding life companies.

     Liabilities for future policy benefits under modified coinsurance agreements equal reinsured policy account balances on the underlying life insurance and annuity policies. With regard to the separate account benefits reinsured on a modified coinsurance basis, liabilities are recorded as an offset to related assets as the intentions and rights under the agreements with the ceding life companies meet the appropriate conditions governing rights of setoff. Separate account benefits and related assets reinsured on a modified coinsurance basis total $276.2 million as of June 30, 2004.

11.	Subsequent Events

     On July 28, 2004, Global Preferred issued a press release announcing that it was in discussions with Western Reserve which may lead to the acquisition of Global Preferred’s interest in Global Preferred Re Limited, the Bermuda-based life reinsurance company owned by Global Preferred. In the proposed transaction, following the sale of Global Preferred Re to Western Reserve, Global Preferred would liquidate its remaining assets and distribute to its stockholders all of the consideration received from Western Reserve and any other assets of Global Preferred remaining after provision for liabilities. The proposed transaction would be subject to a number of contingencies. Global Preferred and Western Reserve hope to enter into a definitive agreement for a transaction prior to the end of the third quarter of 2004. There is no assurance that a definitive agreement with respect to the proposed transaction will be reached or that the proposed (or any) transaction will be consummated.

     On July 29, 2004, Global Preferred repaid the $5 million promissory note plus outstanding interest of $187,500 due to Money Services, Inc., a subsidiary of AEGON USA, Inc. The principal and interest were paid out of available cash and cash equivalents.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Global Preferred Holdings, Inc. as of June 30, 2004 compared with December 31, 2003, and its results of operations for the three and six months ended June 30, 2004, compared with the three and six months ended June 30, 2003. This discussion should be read in conjunction with the consolidated financial statements and accompanying condensed notes included elsewhere in this report and with the MD&A and Global Preferred’s consolidated financial statements and notes thereto included in Global Preferred’s 2003 Annual Report on Form 10-K, as amended.

Overview

     Global Preferred Holdings, Inc. was incorporated in Delaware in 1995 as a holding company and owns all of the outstanding capital stock of Global Preferred Re Limited, Global Preferred Solutions, Inc., Global Preferred Resources, Inc. and Preferred Advantage Insurance Services, Inc. (“Preferred Advantage”). Global Preferred Re Limited (“Global Preferred Re”) is a Bermuda company registered as a long-term insurer under the Bermuda Insurance Act 1978 and was formed during 1995. Global Preferred Solutions, Global Preferred Resources and Preferred Advantage were formed during 2003. References in this report to “Global Preferred,” “we,” “us,” “our” and “our company” refer to Global Preferred Holdings, Inc. and its subsidiaries unless the context otherwise requires or is expressly stated.

     Global Preferred, through its subsidiaries, provides reinsurance solutions for independent marketing organizations or “IMOs” in the life insurance and annuity industry. An IMO is an organization of independent agents that contracts with one or more insurance companies to distribute and market securities and insurance products. These organizations include: insurance agencies, insurance brokers, broker-dealers, banks, savings and loans and any other group or institution that markets life insurance and annuities. Our reinsurance solutions include:

•	A reinsurance development program for IMOs utilizing proprietary strategies that permits the members of the IMO to share in the economics of the business reinsured, thus aligning the long-term interests of the life insurance companies with the interests of the marketing organizations;

•	Life insurance management and actuarial advisory services to IMOs and life insurers to aid clients in their assessment of the strategic and structural benefits of establishing a profit sharing program through their distributor-insurer relationships, such as producer-owned reinsurance;

•	A management support structure to leverage our core competencies and provide economies of scale to IMOs and insurance companies who already have formed, or are considering forming, a producer-owned reinsurance enterprise; and

•	A managing general agency structure that facilitates product distribution relationships between IMOs and life insurers.

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

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions regarding uncertainties that affect certain amounts in the consolidated financial statements and related footnotes. Accounts that we deem to be sensitive to changes in estimates include deferred acquisition costs and future policy benefits. In all instances, actual results could differ from estimates. Information included elsewhere herein, including “Fair Value Disclosure – Investments”, and in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K, for the year ended December 31, 2003, as amended, includes a summary of the critical accounting policies used in the preparation of our consolidated financial statements.

Income Statement Impact

     Reinsurance Revenues. For renewable term reinsurance, we record as “premiums” the amount of reinsurance premiums we receive over the payment periods of the reinsured policies. For policies reinsured on a coinsurance or modified coinsurance basis, we record as “reinsured policy revenues” our proportionate share of the gross revenues received by the ceding life company over the payment periods of the reinsured policies. These revenues represent the policy mortality and expense charges, asset-based fees and deferred sales charges that have been assessed against the reinsured policy account balances.

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

     Liabilities for future policy benefits under the renewable term agreements include provisions for expected future claims. The liability is estimated using assumptions such as estimates of expected investment yields, mortality, persistency and expenses applicable at the time the reinsurance contracts are executed.

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

     Liabilities for future policy benefits under our reinsurance agreements may include provisions for claims that have been incurred but have not yet been paid. A portion of these claims represent claims reported to us that are in the course of settlement. The remainder of this liability represents claims that may have been incurred but not yet reported to us.

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

     Realized gains or losses on sales of investments are included in income, as are write-downs of securities where declines in value are deemed to be other-than-temporary. In determining whether a decline in market value on our fixed income securities is other-than-temporary, we consider the cause of the impairment, the length of impairment, the amount of impairment as a percentage of the fair value of the security and other relevant information about the issuer or security. Although we utilize an independent investment manager to invest and manage our assets in accordance with our investment guidelines, we have the ability and intent to hold these securities until a forecasted recovery of fair value is at least equal to the amortized cost or until maturity.

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

     We have four separate reinsurance agreements with Western Reserve that cover variable universal life insurance and variable annuity policies issued by Western Reserve on or after January 1, 1992, which are sold by the agents of World Financial Group, Inc., an indirect subsidiary of AEGON USA, Inc., and its predecessor. These agreements were entered into on July 1, 1996, January 1, 1998, April 1, 1998, and October 1, 1999, respectively. The agreement with American Skandia began on January 1, 1997 and covers policies on an American Skandia variable annuity product issued between January 1, 1997 and December 31, 2002 sold by those same agents. The Kemper agreement was effective September 1, 1996 and covers all policies on a Kemper variable universal life product issued between September 1, 1996 and March 31, 2001 sold by those agents. Our agreement with Pacific Life was effective January 1, 2001 and covers policies on individual variable universal life products issued on or after January 1, 2001, sold by those agents.

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

Our Current Reinsurance Agreements

     The life insurance and annuity policies that we have reinsured to date are underwritten and issued by Western Reserve, American Skandia, Kemper, and Pacific Life. The following table indicates the percentage of our reinsurance revenues derived from our ceding life companies:

			Six Months
	Year Ended	Year Ended	Ended
	December 31,	December 31,	June 30,
	2002	2003	2004
Western Reserve	91%	92%	92%
American Skandia	8	7	6
Kemper	1	1	1
Pacific Life	— (1)	— (1)	1

Total	100%	100%	100%

(1)	Less than 1%.

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

     Under our reinsurance agreements with the ceding life companies, we currently reinsure variable life insurance and variable annuity policies on either a renewable term basis or a coinsurance and modified coinsurance basis. The policies we reinsure on a renewable term basis represented 58% of our reinsurance revenues for the quarter ended June 30, 2004. The policies we reinsure on a coinsurance and modified coinsurance basis represented 42% of our reinsurance revenues for the same period. Of the 42%, 56% relates to variable life insurance policies and 44% relates to variable annuity policies.

Results of Operations

Three Months and Six Months Ended June 30, 2004 Compared to Three Months and Six Months Ended June 30, 2003

     The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
	(As a percentage of total revenue)
Consolidated Statements of Income Data:
Revenues:
Premiums	57%	56%	57%	56%
Reinsured policy revenues	42	41	42	41
Net investment income	1	3	1	3

Total revenues	100%	100%	100%	100%

Benefits and expenses:
Benefits, claims and settlement expenses	32	19	31	23
Change in future policy benefits	2	2	3	2
Reinsurance expense allowances, net	27	26	27	26
Amortization of deferred acquisition costs	17	20	17	19
Operating expenses	12	10	12	10
Interest expense	1	1	1	1

Total benefits and expenses	91	78	91	81

Income before income tax	9	22	9	19
Income tax expense	(3)	(7)	(3)	(6)

Net income	6%	15%	6%	13%

Revenues

     Premiums. Premiums decreased $93,000, or 2%, and $179,000, or 2% for the quarter and the six months ended June 30, 2004, respectively, compared to the same periods in 2003. The majority of the premium decrease was due to the decreasing business in force under our renewable term agreements, which is partially offset by an increase in the average premium per policy. Policies in force are decreasing because the number of policy surrenders and lapses currently exceeds the number of new policies reinsured. Average premiums per policy increase as the insured ages.

     Reinsured Policy Revenues. Reinsured policy revenues decreased $146,000, or 4%, and $179,000, or 3%, for the quarter and the six months ended June 30, 2004, respectively, compared to the same periods in 2003. This decrease was primarily attributable to a decrease in deferred sales charge revenue due to lower overall surrender activity partially offset by an increase in asset-based fees due to an increase in policy account balances. Policy account balances increased primarily because of positive separate account fund yields and premiums and deposits, which were partially offset by policy surrender activity.

     Net Investment Income and Net Realized Loss on Investments. Net investment income increased $122,000, or 139%, and $217,000, or 127%, for the quarter and the six months ended June 30, 2004, respectively, compared to the same periods in 2003, primarily due to the increased size of our fixed maturity and equity securities portfolio. The increase in our fixed maturity and equity securities portfolio resulted from the purchase of $16.8 million of fixed maturity and equity securities during 2003. Additionally, $5.3 million of fixed maturity securities were purchased during the six months ended June 30, 2004. The purchases and sales activities by quarter are shown in the table below:

	Quarter Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
	2003	2003	2003	2004	2004
Fixed maturity and equity securities:
Balance, beginning of quarter	$2,325,836	$3,196,467	$9,310,881	$17,767,668	$19,231,373
Purchases	1,054,615	6,568,300	9,208,384	1,511,000	3,743,030
Sales	—	—	(421,282)	—	(2,009,731)
Other activity	(183,984)	(453,886)	(330,315)	(47,295)	(653,338)

Balance, end of quarter	$3,196,467	$9,310,881	$17,767,668	$19,231,373	$20,311,334

     The sale of $2.0 million of equity securities for the six months ended June 30, 2004 resulted in a net realized loss on investments of $29,000. There were no sales of fixed maturity or equity securities for the six months ended June 30, 2003, thus no gains or losses were realized.

Benefits and Expenses

     Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses decreased $1.0 million, or 41%, and $1.3 million, or 28%, for the quarter and the six months ended June 30, 2004, respectively, compared to the same periods in 2003. The decrease was primarily associated with a lower incidence of life insurance death claims in the first six months of 2004 compared to the incidence of death claims in the same period in 2003. The declining aggregate face value of insurance, partially offset by the increasing age of the policies reinsured, also contributed to a decline in claims experience. The aggregate face value of insurance underlying the policies we reinsured at June 30, 2004 was $7.3 billion compared to $8.0 billion at June 30, 2003.

     Change in Future Policy Benefits. Change in future policy benefits decreased $38,000, or 20%, and $135,000, or 27%, for the quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The decrease resulted from the aging of the policies and the decrease in business in force reinsured on a monthly renewable term basis.

     Reinsurance Expense Allowances, Net. Net reinsurance expense allowances decreased $91,000, or 4%, and $190,000, or 5%, for the quarter and the six months ended June 30, 2004, respectively, compared to the same periods in 2003. These amounts reflect the decrease in business in force due to policy lapse and surrender activity partially offset by an increase in average policy account balances because of equity market performance.

     Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $189,000, or 15%, and $248,000, or 9%, for the quarter and the six months ended June 30, 2004, respectively, compared to the same periods in 2003. The increase in amortization primarily resulted from higher gross profits due to lower death claims associated with the variable universal life coinsurance and modified coinsurance business and higher asset-based fees associated with the coinsurance and modified coinsurance business for the quarter and six months ended June 30, 2004, as compared to the same periods in 2003. This was partially offset by a decrease in the number of policies in force for the quarter and six months ended June 30, 2004, as compared to the same periods in 2003. The increase for the six months ended June 30, 2004 was also offset by a decrease in amortization due to a refinement in the method of calculating the cost of guaranteed minimum death benefits on variable annuity business to be consistent with the methodology implemented under SOP 03-1. (For further discussion regarding SOP 03-1, refer to “Critical Accounting Policies and Estimates – Balance Sheet Impact – Deferred Acquisition Costs” above.)

     Under current assumptions, and all else being equal, we do not expect that there would be increased amortization in 2004 from “unlocking” due to lower than expected equity market performance unless separate account fund yields result in losses of 20% or more for 2004.

     Operating Expenses. Operating expenses decreased $213,000, or 23%, and $251,000, or 14%, for the quarter and the six months ended June 30, 2004, respectively, compared to the same periods in 2003. These expenses include salaries and benefits, professional fees for legal, actuarial and accounting expenses and other operating expenses. For the quarter ended June 30, 2004, the decrease was primarily attributable to decreases in legal fees, salaries, bonuses and benefits, consulting fees and recruiting expenses. The majority of the decrease for the six months ended June 30, 2004 was attributable to decreases in legal fees, directors and officers’ insurance premiums, consulting fees and recruiting expenses.

     Interest Expense. Interest expense remained the same, and increased $1,000, or 1%, for the quarter and the six months ended June 30, 2004, respectively, compared to the same periods in 2003.

     Income Taxes. Due to higher levels of income before income taxes, income taxes increased $317,000, or 141%, and $402,000, or 87%, for the quarter and the six months ended June 30, 2004, respectively, compared to the same periods in 2003. Income before income taxes is comprised of income subject to tax that is recognized and due in the current period and income subject to tax that is recognized during the current period but is due in future periods. The “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of current taxable income. Based upon the amount of taxable income we expect in 2004, we have estimated our effective tax rate to be 31% for 2004. This reflects a benefit from the small life insurance company deduction. Our effective tax rate was 34% and 31% for the six months ended June 30, 2003 and 2004, respectively. For the six months ended June 30, 2003, we had no current taxable income, however we were subject to the alternative minimum tax.

     In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, we have $1.8 million of net operating loss carry-forwards, which begin to expire in 2018. These net operating loss carry-forwards at a 34% effective tax rate are included as an offset to the deferred tax liability. It is our belief that it is more likely than not that the deferred tax assets will be realized as an offset against future taxable income, however, if we do not have sufficient taxable income in the future to utilize this asset, a write-off may result, thereby reducing our net income.

Liquidity and Capital Resources

     To grow our life and annuity business, we use cash to pay for the initial marketing and underwriting expenses of the policies we reinsure. These same policies thereafter provide cash to us from premiums, policy charges and policy fees over their lifetime. We also use cash to pay for policy claims, policy benefits and operating expenses which include: salaries and benefits, and professional fees for management, legal, investment, custodial, accounting, tax and consulting services. In addition to operating cash flows, cash is provided by and used in investing and financing activities we undertake to increase our capital position and through activities associated with our invested assets.

     Our primary sources of liquidity were $19.8 million in fixed maturity securities available for sale, $13.8 million in consolidated cash and cash equivalents, and $528,000 of equity securities at June 30, 2004. The effective duration of our fixed maturity portfolio is 4.1 years with 100% of the fixed maturity securities having an effective maturity of less than 10 years. Our fixed maturity portfolio represents 56% of our total invested assets, and has an average Moody’s quality rating of Aa2. We have gross unrealized losses of $192,000 and gross unrealized gains of $101,000 on our fixed maturity and equity securities as of June 30, 2004. The unrealized losses relate to our fixed maturity portfolio and we have determined that these investments are not other-than-temporarily impaired.

     Our capital structure consists of debt and equity. At June 30, 2004, our current debt was comprised of a $5 million, five-year convertible term note to Money Services, Inc., a subsidiary of AEGON USA, Inc., due on July 29, 2004. As of June 30, 2004, we had an outstanding principal balance on the term note of $5 million and accrued interest of $158,000, which was repaid in full out of available cash and cash equivalents on July 29, 2004. Interest was payable on the note at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. Until repayment, Money Services had the right to convert the outstanding principal balance of this note into common stock at any time. Upon conversion, Money Services would have received 6.255 shares of common stock for each $100 of the outstanding principal amount of the note, for a total of 312,750 shares, which reflected our three-for-two stock split in 2001. We had the option to redeem the note, in whole or in part, before maturity. To redeem the note before maturity, we would have paid all principal, plus interest accrued from the date of the note through the redemption date at a higher effective interest rate of 9% per annum.

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

     Under the coinsurance and modified coinsurance agreements, since we are reinsuring risks on essentially the same basis as that of the original policy, reinsurance premiums are materially greater than premiums received on the renewable term reinsurance. During the first year in which a policy is reinsured on a coinsurance basis, we are required to reimburse the ceding life company for our share of acquisition costs, including first year commissions and issuance expenses. Thereafter, we reimburse the ceding life company for our share of renewal commissions and maintenance expenses. Further, under modified coinsurance, the ceding life company does not transfer to us the reserves or the invested assets related to the reserves in support of reinsured policy benefits (e.g., cash values). Accordingly, because of the type of reinsurance and the basis reinsured, the net first year cash outlays could be as much as, or more than, that year’s premiums paid for variable universal life insurance, and as much as 10% of variable annuity premiums. After the first policy year, our cash outlays for reinsurance expense allowances are significantly lower.

     Net cash flows provided by operating activities were $6.7 million and $5.3 million for the six months ended June 30, 2003 and 2004, respectively. Changes in cash provided by operating activities primarily relate to: amounts of reinsurance premiums and policy revenues received; claims, reinsurance expense allowances and operating expenses paid; and changes in working capital. Cash flows were provided by operating activities in 2003 and 2004 because we utilized less cash to acquire new reinsurance business than was provided by in force business. The decrease in cash flows provided by operating activities was primarily the result of lower reinsurance settlements received for the six months ended June 30, 2004 as compared to the same period in 2003.

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

     Net cash flows used in investing activities were $448,000 and $3.1 million for the six months ended June 30, 2003 and 2004, respectively. The cash flows used in investing activities in 2004 primarily related to the purchase of $5.3 million of fixed maturity securities offset by the sale of $2.0 million of equity securities and maturity of $200,000 of fixed maturity securities. The cash flows used in investing activities in 2003 were the result of the purchase of $1.1 million of available-for-sale securities offset by the maturities and principal payments from available for sale securities of $667,000. We have incurred no significant capital expenditures during 2004.

     Financing Cash Flows. No financing activities occurred during the six months ended June 30, 2003 and 2004.

     The amount, timing, receipt and use of cash flows and cost of additional capital, if applicable, may determine the extent we choose to take advantage of the rights we have under our existing agreements to reinsure additional business or to enter into new reinsurance transactions.

     Restrictions. Global Preferred Holdings, Inc. is a holding company with no direct operations, and whose principal assets are the capital stock of Global Preferred Re and $4.7 million of cash and invested assets, as of June 30, 2004. Global Preferred Holdings, Inc. relies primarily on funds retained at the holding company level, debt service on amounts loaned to Global Preferred Re, management service fees from its subsidiaries and potential dividends from Global Preferred Re to meet ongoing cash requirements. The ability of Global Preferred Re to pay dividends to Global Preferred Holdings, Inc. is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda. As of June 30, 2004, Global Preferred Re had total statutory capital and surplus of $25.9 million, which included up to $10.6 million available to distribute in dividends without seeking regulatory approval. During the six months ended June 30, 2004, Global Preferred Re paid no dividends to Global Preferred Holdings, Inc.

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

(in 000s)	Total	2004	2005	2006	2007	2008
Short-term debt	$5,187.5	$5,187.5	$—	$—	$—	$—
Office lease	566.7	62.5	100.5	127.6	136.0	140.1
Operating leases	56.7	18.5	37.0	1.2	—	—

Total	$5,810.9	$5,268.5	$137.5	$128.8	$136.0	$140.1

Forward-Looking Statements

     Certain statements made in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe-harbor” provisions of that Act. Additionally, any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements may include, but are not limited to statements relating to reinsurance revenues, gross profits, cash flows, and net income in future periods. Such statements often include the words “believes,” “expects,” “assumes,” “predicts,” “continue,” “potential,” “should,” “could,” “can,” “may,” “will,” “proposes,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” and variations or negations of such expressions or similar expressions. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to:

•	Our discussions with Western Reserve regarding a proposed transaction for Global Preferred Re;

•	The amount, timing, receipt, and cost of additional capital to fund our exercise of the rights to increase our reinsurance business with Western Reserve;

•	A decrease in the level of demand for our reinsurance business, or increased competition in the industry;

•	Extent to which we are able to develop new reinsurance programs;

•	Adverse reinsurance experience, including death claims and surrenders;

•	Estimates of reserves;

•	Assumptions used in accounting for deferred acquisition costs;

•	Negotiation of reinsurance agreements;

•	Our cash requirements;

•	Availability of capital on acceptable terms;

•	Our ability to compete successfully;

•	The passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate; and

•	Changes in economic conditions, including interest rate and equity market conditions, which could affect our investment portfolio and reinsured policy revenues.

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

     Our cash and fixed income portfolio includes investments that are subject to changes in market values with changes in interest rates. The impact on our cash and fixed income investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 1.8%, or approximately $620,000 on a portfolio valued at approximately $32.7 million at June 30, 2004. The impact on our cash and fixed income investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 2.0%, or approximately $678,000. The foregoing reflects the use of an immediate time horizon. Credit spreads are assumed to remain constant in these hypothetical examples.

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

     There were no changes in securities during the six months ended June 30, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the second quarter of 2004, no matters were submitted to our security holders for a vote.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Second Amendment to Employment Agreement by and between the Registrant and Edward F. McKernan, effective May 26, 2004.

10.2	Second Amendment to the Lease Agreement by and between the Registrant and Metropolitan Life Insurance Company effective June 14, 2004.

31.1	Certification by Edward F. McKernan, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Bradley E. Barks, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Edward F. McKernan, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Bradley E. Barks, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission on April 19, 2004 to announce that Global Preferred had retained the investment banking firm of Raymond James & Associates, Inc.

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission on May 24, 2004 to disclose the earnings press release of the first quarter financial results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Duluth, State of Georgia on the 13th day of August, 2004.

GLOBAL PREFERRED HOLDINGS, INC.
By:	/s/ EDWARD F. MCKERNAN
Edward F. McKernan
Chief Executive Officer and President and Director

By:	/s/ BRADLEY E. BARKS
Bradley E. Barks
Chief Financial Officer and Senior Vice President – Finance