Form 10-Q
period 2004-09-30
GLOBAL PREFERRED HOLDINGS INC
filed 2004-11-12
CIK 947716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

or

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

     As of November 9, 2004, there were 4,141,684 shares of common stock outstanding.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Balance Sheets
(Unaudited)

	December 31,	September 30,
	2003	2004
Assets
Fixed maturity securities – available for sale (amortized cost of $15,057,808 and $20,256,777 for 2003 and 2004, respectively)	$15,267,477	$20,495,710
Equity securities – available for sale (cost of $2,009,360 for 2003)	1,998,932	—
Other equity investments (cost of $500,000 for 2003 and 2004)	501,259	541,439
Cash and cash equivalents	11,580,045	9,657,142
Reinsured policy loans	1,270,711	1,434,429

Total invested assets	30,618,424	32,128,720
Investment income due and accrued	197,020	254,643
Accounts receivable	44,588	2,662
Reinsurance balances receivable	2,112,462	2,761,697
Deferred acquisition costs	45,607,865	41,663,678
Prepaid expenses	519,888	316,841
Current income tax recoverable	48,152	—
Fixed assets (net of accumulated depreciation of $336,817 and $410,918 for 2003 and 2004, respectively)	135,495	65,222

Total assets	$79,283,894	$77,193,463

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$18,881,390	$19,342,281
Reinsurance balances payable	169,481	4,778
Accrued expenses and accounts payable	517,078	432,043
Accrued interest payable	158,219	—
Current income tax payable	—	35,261
Current maturities of long-term debt	5,000,000	—
Deferred tax liability	9,252,250	8,887,933

Total liabilities	33,978,418	28,702,296

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $.001, 15,000,000 shares authorized; 4,149,074 shares issued for 2003 and 2004, respectively	4,149	4,149
Additional paid-in capital	23,326,026	23,326,026
Accumulated other comprehensive income	132,331	157,697
Retained earnings	21,892,237	25,052,562
Treasury stock, at cost (7,390 shares)	(49,267)	(49,267)

Total stockholders’ equity	45,305,476	48,491,167

Total liabilities and stockholders’ equity	$79,283,894	$77,193,463

See accompanying condensed notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Revenues:
Premiums	$4,331,649	$4,286,039	$13,083,712	$12,858,897
Reinsured policy revenues	3,200,173	3,190,516	9,690,225	9,501,967
Net investment income	95,206	222,035	266,094	610,127
Net realized loss on investments	—	(1,739)	—	(31,195)
Net unrealized gain on investments	—	41,439	—	41,439
Other income	9,497	—	15,007	6,981

Total revenues	7,636,525	7,738,290	23,055,038	22,988,216

Benefits and expenses:
Benefits, claims and settlement expenses	2,212,743	1,766,934	6,943,333	5,193,697
Change in future policy benefits	308,616	140,554	815,622	512,840
Reinsurance expense allowances, net	2,001,759	1,794,907	6,158,269	5,761,247
Amortization of deferred acquisition costs	1,566,410	1,649,152	4,222,651	4,553,159
Operating expenses	765,175	792,063	2,587,044	2,362,789
Interest expense	94,521	29,794	280,479	216,781

Total benefits and expenses	6,949,224	6,173,404	21,007,398	18,600,513

Income before income tax	687,301	1,564,886	2,047,640	4,387,703
Income tax expense	(235,213)	(362,637)	(697,709)	(1,227,378)

Net income	$452,088	$1,202,249	$1,349,931	$3,160,325

Basic earnings per share	$0.11	$0.29	$0.33	$0.76

Diluted earnings per share	$0.11	$0.29	$0.33	$0.76

Weighted-average common shares outstanding	4,141,684	4,141,684	4,141,684	4,141,684

Total weighted-average common and common equivalent shares outstanding	4,141,684	4,159,339	4,141,684	4,157,437

See accompanying condensed notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2003	2004
Cash flows from operating activities:
Net income	$1,349,931	$3,160,325
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	4,294,383	4,738,804
Net realized loss on investments	—	31,195
Net unrealized gain on investments	—	(41,439)
Deferred tax expense (benefit)	616,935	(377,385)
Capitalization of deferred acquisition costs	(1,049,293)	(608,972)
Change in:
Investment income due and accrued	(9,569)	(57,623)
Accounts receivable	204,336	41,926
Reinsurance balances receivable	729,689	(649,235)
Prepaid expenses	253,182	203,047
Current income tax recoverable	78,524	48,152
Future policy benefits	2,147,666	460,891
Reinsurance balances payable	(42,130)	(164,703)
Accrued expenses and accounts payable	(38,632)	(85,035)
Accrued interest payable	(94,520)	(158,219)
Current income tax payable	—	35,261

Net cash provided by operating activities	8,440,502	6,576,990

Cash flows from investing activities:
Proceeds from principal payments on mortgage-backed securities available-for-sale	651,228	182,766
Proceeds from maturity of available-for-sale securities	600,000	200,000
Proceeds from sale of equity securities available-for-sale	—	2,009,731
Proceeds from sale of fixed maturity securities available-for-sale	—	529,185
Purchase of equity securities available-for-sale	(2,000,000)	—
Purchase of fixed maturity securities available-for-sale	(5,622,915)	(6,254,029)
Purchase of fixed assets	(10,625)	(3,828)
Change in reinsured policy loans	(98,134)	(163,718)

Net cash used in investing activities	(6,480,446)	(3,499,893)

Cash flows from financing activities:
Repayment of current maturities of long-term debt	—	(5,000,000)

Net cash used in financing activities	—	(5,000,000)

Net increase (decrease) in cash and cash equivalents	1,960,056	(1,922,903)
Cash and cash equivalents at beginning of period	15,858,256	11,580,045

Cash and cash equivalents at end of period	$17,818,312	$9,657,142

Supplemental disclosure of cash flow information:
Interest paid	$375,000	$375,000

Income taxes paid	$2,250	$1,521,350

See accompanying condensed notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Condensed Notes to Consolidated Financial Statements

September 30, 2004
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Global Preferred Holdings, Inc. (“Global Preferred”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The unaudited financial statements should be read in conjunction with Global Preferred’s audited financial statements included in Global Preferred’s 2003 Annual Report on Form 10-K, as amended and filed with the Securities and Exchange Commission.

2. Deferred Taxes

     Global Preferred uses the asset and liability method to record deferred income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using an effective federal income tax rate of 34%. Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, specifically excludes recognition of the “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on Global Preferred’s earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No. 109 at September 30, 2004.

3. Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The primary component of accumulated other comprehensive income or loss as shown under the equity section of the consolidated balance sheet is the unrealized gain or loss on available-for-sale fixed maturity securities. Total comprehensive income for the three months ended September 30, 2004 was $1,420,266 compared to $540,312 for the three months ended September 30, 2003. Total comprehensive income for the nine months ended September 30, 2004 was $3,185,691 compared to $1,442,993 for the nine months ended September 30, 2003.

4. Earnings Per Share

     Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period, in accordance with SFAS No. 128, Earnings Per Share. Diluted earnings per share is computed based on the total weighted-average number of common and common equivalent shares outstanding during the period. The dilutive effect of the 289,752 stock options outstanding on September 30, 2004, which was computed using the treasury stock method, was not significant to Global Preferred’s financial statements for the three and nine-month periods ended September 30, 2004. For further discussion, refer to Note 15 to the consolidated financial statements in Global Preferred’s Annual Report on Form 10-K, for the year ended December 31, 2003, as amended.

5. Stock Options

     Global Preferred’s employee stock incentive plan and directors stock option plan (the “stock option plans”) are accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The application of APB No. 25 did not result in significant compensation expense for the three and nine-month periods ended September 30, 2003 and 2004. The following table illustrates the effect on net income and earnings per share if Global Preferred had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock option plans as of the dates reported.

     For purposes of this pro-forma disclosure, the estimated fair value of the options is assumed to be amortized as a stock-based compensation expense over the options’ vesting periods.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(In Thousands-Except Per Share Amounts)	2003	2004	2003	2004
Net income, as reported	$452.1	$1,202.2	$1,349.9	$3,160.3
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(5.7)	(2.7)	(13.3)	(14.3)

Pro-forma net income	$446.4	$1,199.5	$1,336.6	$3,146.0

Reported basic earnings per common share	$0.11	$0.29	$0.33	$0.76

Reported diluted earnings per common share	$0.11	$0.29	$0.33	$0.76

Pro-forma basic earnings per common share	$0.11	$0.29	$0.32	$0.76

Pro-forma diluted earnings per common share	$0.11	$0.29	$0.32	$0.76

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

     In November 2003, FASB ratified the consensus of the Emerging Issues Task Force (EITF) on the disclosure portion of Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. While certain provisions are pending further discussion by the Task Force, EITF 03-1 requires certain disclosures with regard to investments in an unrealized loss position, which are not considered other-than-temporarily impaired. These disclosures are intended to provide information regarding the conclusion that the impairments are not other-than-temporary. The implementation of this provision did not have a material impact on Global Preferred’s financial statements.

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

Three Months Ended September 30,	2003				2004
	Non-Universal	Universal			Non-Universal	Universal
(Dollars in thousands)	Life-Type	Life-Type	Other	Total	Life-Type	Life-Type	Other	Total
Premiums	$4,332	$—	$—	$4,332	$4,286	$—	$—	$4,286
Reinsured policy revenues	—	3,200	—	3,200	—	3,191	—	3,191
Benefits, claims and settlement expenses*	2,182	339	—	2,521	1,701	207	—	1,908
Reinsurance expense allowances, net	1,503	499	—	2,002	1,465	330	—	1,795
Amortization of deferred acquisition costs	41	1,525	—	1,566	54	1,595	—	1,649

Underwriting profit	606	837	—	1,443	1,066	1,059	—	2,125
Net investment income	3	60	32	95	12	28	182	222
Net gain on investments	—	—	—	—	—	—	40	40
Other income	—	—	9	9	—	—	—	—
Other expenses	52	97	711	860	41	89	692	822

Segment operating income (loss) before income tax	557	800	(670)	687	1,037	998	(470)	1,565
Income tax expense (benefit)	191	273	(229)	235	241	231	(109)	363

Segment net income (loss)	$366	$527	$(441)	$452	$796	$767	$(361)	$1,202

Segment assets	$5,396	$49,755	$23,204	$78,355	$5,942	$44,718	$26,533	$77,193

*	Benefits, claims and settlement expenses include change in future policy benefits.

Nine Months Ended September 30,	2003				2004
	Non-Universal	Universal			Non-Universal	Universal
(Dollars in thousands)	Life-Type	Life-Type	Other	Total	Life-Type	Life-Type	Other	Total
Premiums	$13,084	$—	$—	$13,084	$12,859	$—	$—	$12,859
Reinsured policy revenues	—	9,690	—	9,690	—	9,502	—	9,502
Benefits, claims and settlement expenses*	6,399	1,360	—	7,759	4,761	945	—	5,706
Reinsurance expense allowances, net	4,550	1,609	—	6,159	4,412	1,349	—	5,761
Amortization of deferred acquisition costs	199	4,023	—	4,222	127	4,426	—	4,553

Underwriting profit	1,936	2,698	—	4,634	3,559	2,782	—	6,341
Net investment income	7	176	83	266	27	75	508	610
Net gain on investments	—	—	—	—	—	—	10	10
Other income	—	—	15	15	—	—	7	7
Other expenses	124	259	2,484	2,867	120	280	2,180	2,580

Segment operating income (loss) before income tax	1,819	2,615	(2,386)	2,048	3,466	2,577	(1,655)	4,388
Income tax expense (benefit)	620	891	(813)	698	970	721	(463)	1,228

Segment net income (loss)	$1,199	$1,724	$(1,573)	$1,350	$2,496	$1,856	$(1,192)	$3,160

Segment assets	$5,396	$49,755	$23,204	$78,355	$5,942	$44,718	$26,533	$77,193

*	Benefits, claims and settlement expenses include change in future policy benefits.

     During each of the three month periods ended September 30, 2003 and 2004, the percentage of total premiums and reinsured policy revenues that related to business issued by Western Reserve Life Assurance Co. of Ohio (“Western Reserve”) was 92%. The percentage of total premiums and reinsured policy revenues that related to business issued by Western Reserve for the nine month periods ended September 30, 2003 and 2004 was 92%. The percentages of total underwriting profit that related to business issued by Western Reserve for the three month periods ended September 30, 2003 and 2004 were 96% and 97%, respectively. The percentages of total underwriting profit that related to business issued by Western Reserve for the nine month periods ended September 30, 2003 and 2004 were 94% and 96%, respectively.

8. Investments

     As of September 30, 2004, none of Global Preferred’s investments were deemed to be other-than-temporarily impaired. The following table shows the fair value and unrealized loss summarized by investment category for investments in an unrealized loss position as of September 30, 2004. None of these investments have been in an unrealized loss position for 12 months or more. Of the thirteen investments in an unrealized loss position, the largest unrealized loss by dollar amount and percentage was $13,014 and 2.7%, respectively.

	September 30, 2004
	Fair Value	Unrealized Loss
U.S. government agency obligations	$2,992,253	$21,764
Corporate bonds	3,579,506	18,516

Total	$6,571,759	$40,280

     All of the unrealized losses on investments were caused by increases in market interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because Global Preferred has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, Global Preferred does not consider these investments to be other-than-temporarily impaired at September 30, 2004.

9. Reclassification

     Global Preferred has reclassified the presentation of certain 2003 information to conform to the 2004 presentation.

10. Employment Agreements

     Global Preferred has written employment agreements with its executive officers. These agreements govern employee conduct and Global Preferred’s obligation to compensate such key employees. The agreements expire on either December 31, 2004 or December 31, 2006 and are renewable by agreement of the parties for additional one-year periods.

11. Commitments and Contingencies

     Under its reinsurance agreements, Global Preferred is required to provide security through letters of credit for the benefit of the ceding life companies with which it has agreements. Global Preferred has three letters of credit totaling $5.85 million, which are issued by its custodian, Comerica Bank, for the benefit of the ceding life companies.

     Liabilities for future policy benefits under modified coinsurance agreements equal reinsured policy account balances on the underlying life insurance and annuity policies. With regard to the separate account benefits reinsured on a modified coinsurance basis, liabilities are recorded as an offset to related assets as the intentions and rights under the agreements with the ceding life companies meet the appropriate conditions governing rights of setoff. Separate account benefits and related assets reinsured on a modified coinsurance basis total $265.1 million as of September 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Global Preferred Holdings, Inc. as of September 30, 2004 compared with December 31, 2003, and its results of operations for the three and nine months ended September 30, 2004, compared with the three and nine months ended September 30, 2003. This discussion should be read in conjunction with the consolidated financial statements and accompanying condensed notes included elsewhere in this report and with the MD&A and Global Preferred’s consolidated financial statements and notes thereto included in Global Preferred’s 2003 Annual Report on Form 10-K, as amended.

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

     Global Preferred, through its subsidiaries, provides profit sharing solutions for independent marketing organizations or “IMOs” in the life insurance and annuity industry. An IMO is an organization of independent agents that contracts with one or more insurance companies to distribute and market securities and insurance products. These organizations include: insurance agencies, insurance brokers, broker-dealers, banks, savings and loans and any other group or institution that markets life insurance and annuities. Our profit sharing solutions include:

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

     Our core business consists of providing reinsurance on business that has resulted from a relationship with the independent agents of an IMO member of the AEGON Group. Although our reinsurance business is directed to us through these independent agent relationships, the life insurance and annuity policies that we currently reinsure are underwritten and issued by various ceding life companies. In the insurance industry, the term “ceding” refers to the use of reinsurance to transfer from one insurance company to another some or all of the risks associated with one or more insurance policies. We often refer to a life insurance company that reinsures life insurance and annuity policies through us as a “ceding life company.” The ceding life companies who issue the policies we currently reinsure are:

•	Western Reserve Life Assurance Co. of Ohio, a subsidiary of AEGON USA, Inc. (“Western Reserve”);

•	American Skandia Life Assurance Corporation, a subsidiary of Prudential Financial, Inc. (“American Skandia”);

•	Pacific Life Insurance Company (“Pacific Life”); and

•	Federal Kemper Life Assurance Company, a subsidiary of J.P. Morgan Chase & Co. (“Kemper”).

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

Recent Development

     On July 28, 2004, Global Preferred issued a press release announcing that it was in discussions with Western Reserve which may lead to the acquisition of Global Preferred’s interest in Global Preferred Re Limited, the Bermuda-based life reinsurance company owned by Global Preferred. As proposed, following the sale of Global Preferred Re, Global Preferred would liquidate its remaining assets and distribute to its stockholders all of the consideration received from Western Reserve and any other assets of Global Preferred remaining after provision for liabilities. Any proposed transaction would be subject to a number of contingencies, including negotiation and execution of a definitive agreement, completion of due diligence, the approval of the requisite boards of directors and all necessary regulatory, stockholder, and third-party approvals. The structure of the transaction is subject to change based on regulatory, tax, accounting and/or other considerations. We are in continued discussions with Western Reserve with respect to a possible transaction and a definitive agreement. There is no assurance that a definitive agreement with respect to the proposed transaction will be reached or that the proposed (or any) transaction will be consummated.

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

     Net Income. Our profitability, in part, depends on the volume of policies reinsured and experience of the reinsured policies. Factors that affect the experience of the business include reinsured policy persistency, death claims, and investment performance of the separate account balances. While death claims are reasonably predictable over a period of years, claims become less predictable over shorter periods, and are subject to fluctuation from quarter to quarter and year to year. Similarly, separate account investment returns, upon which a significant portion of our revenues depend, may have relatively stable returns over a period of years but can be volatile over shorter periods. A considerable amount of separate account balances is invested in equities; therefore, a prolonged deterioration in the equity markets will result in a decrease in our current and future income.

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

     Under the coinsurance and modified coinsurance agreements, the amortization of the deferred acquisition costs is in proportion to the ratio of gross profits recognized during the then current period to total actual and future expected gross profits. During each accounting period, assumptions used in calculating the amortization of deferred acquisition costs reflect actual experience for the then current accounting period. We also review, on a periodic basis, our evolving experience concerning our assumptions with regard to mortality, persistency, investment yields, and expenses in determining our estimate of anticipated future expected gross profits. This periodic review is commonly referred to as “unlocking.” Our normal period of observation is from October 1 of the previous calendar year through September 30 of the current calendar year. If we believe variances from expected assumptions are permanent, we will change the assumptions we use with regard to future experience. Upon adoption of any change in assumptions used with regard to future experience, amortization of the deferred acquisition costs will be recalculated and reflected during the then current accounting period.

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

Fair Value Disclosure

     Investments. We classify all fixed maturity securities and equity securities, with readily determinable fair values, as “available for sale.” Such securities are reported at fair value. Fixed maturity securities available for sale are so classified based upon the possibility that such securities could be sold prior to maturity if that action enables us to execute our investment philosophy and appropriately match investment results to operating and liquidity needs. Equity securities available for sale are so classified because we do not intend to actively trade such securities. Unrealized gains and losses on marketable equity securities and fixed maturity securities available for sale, less applicable deferred income taxes, are reported as a separate component of “accumulated other comprehensive income” within stockholders’ equity. Investment income is recognized as it accrues or becomes legally due. Other equity investments, classified as trading securities, are bought and held principally for the purpose of selling them in the near term. Unrealized gains and losses on trading securities are reported as a separate revenue component on the income statement.

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

First Right Agreement

     In July 2001, we entered into a First Right Agreement with Western Reserve that provides us a first right to reinsure certain new products issued by Western Reserve or its U.S. affiliates that are sold by agents associated with World Financial Group. Pursuant to this agreement, we possess the following contractual rights to:

•	Commence reinsurance of Freedom Elite Builder variable universal life insurance policies and riders issued from January 1, 2002 through December 31, 2002 up to 20% on a coinsurance and modified coinsurance basis;

•	Commence reinsurance of any single life variable universal life insurance policies and riders issued from January 1, 2003 through March 31, 2006 up to 20% on a coinsurance and modified coinsurance basis. This contractual right is subject to certain premium production requirements;

•	Prospectively reinsure all new single life variable universal life insurance policies up to 20% on a monthly renewable term basis at 105% of premium rates otherwise available from certain commercial reinsurers. This right extends through March 31, 2006 and is subject to certain premium production requirements; and

•	Commence or increase reinsurance on certain variable annuity policies issued from January 1, 2003 through December 31, 2005 up to 40% on a coinsurance and modified coinsurance basis, subject to certain premium production requirements.

     These rights automatically extend for one-year renewal periods unless either party gives notice of termination 180 days prior to the expiration of the applicable initial or renewal term. Certain of these rights would have expired at December 31, 2003 and thereafter, but have been indefinitely extended to a date 90 days following receipt of written notice by either party. For the coinsurance and modified coinsurance of variable universal life and variable annuity products, rights under the First Right Agreement are subject to minimum sales volume thresholds. Western Reserve has indicated to us that total premium production requirements were not met for the reinsurance of variable universal life policies issued in 2003 and 2004 and for variable annuity policies issued in 2004.

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

Our Current Reinsurance Agreements

     The life insurance and annuity policies that we have reinsured to date are underwritten and issued by Western Reserve, American Skandia, Kemper, and Pacific Life. The following table indicates the percentage of our reinsurance revenues derived from our ceding life companies:

			Nine Months
	Year Ended	Year Ended	Ended
	December 31,	December 31,	September 30,
	2002	2003	2004
Western Reserve	91%	92%	92%
American Skandia	8	7	6
Kemper	1	1	1
Pacific Life	— (1)	— (1)	1

Total	100%	100%	100%

(1)	Less than 1%.

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

     Under our reinsurance agreements with the ceding life companies, we currently reinsure variable life insurance and variable annuity policies on either a renewable term basis or a coinsurance and modified coinsurance basis. The policies we reinsure on a renewable term basis represented 57% of our reinsurance revenues for the quarter ended September 30, 2004. The policies we reinsure on a coinsurance and modified coinsurance basis represented 43% of our reinsurance revenues for the same period. Of the 43%, 60% relates to variable life insurance policies and 40% relates to variable annuity policies.

Results of Operations

Three Months and Nine Months Ended September 30, 2004 Compared to Three Months and Nine Months Ended September 30, 2003

     The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
	(As a percentage of total revenue)
Consolidated Statements of Income Data:
Revenues:
Premiums	57%	55%	57%	56%
Reinsured policy revenues	42	41	42	41
Net investment income	1	3	1	3
Net unrealized gain on investments	—	1	—	—

Total revenues	100%	100%	100%	100%
Benefits and expenses:
Benefits, claims and settlement expenses	29	23	30	23
Change in future policy benefits	4	2	4	2
Reinsurance expense allowances, net	26	23	27	25
Amortization of deferred acquisition costs	21	21	18	20
Operating expenses	10	10	11	10
Interest expense	1	1	1	1

Total benefits and expenses	91	80	91	81

Income before income tax	9	20	9	19
Income tax expense	(3)	(4)	(3)	(5)

Net income	6%	16%	6%	14%

Revenues

     Premiums. Premiums decreased $46,000, or 1%, and $225,000, or 2%, for the quarter and the nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The majority of the premium decrease was due to the decreasing business in force under our renewable term agreements, which is partially offset by an increase in the average premium per policy. Policies in force are decreasing because the number of policy surrenders and lapses currently exceeds the number of new policies reinsured. Average premiums per policy increase as policyholders age.

     Reinsured Policy Revenues. Reinsured policy revenues decreased $10,000, or less than 1%, and $188,000, or 2%, for the quarter and the nine months ended September 30, 2004, respectively, compared to the same periods in 2003. This decrease was primarily attributable to a decrease in deferred sales charge revenue due to lower overall surrender activity partially offset by an increase in asset-based fees due to an increase in policy account balances. Policy account balances increased primarily because of positive separate account fund yields and premiums and deposits, which were partially offset by policy surrender activity.

     Additionally for the quarter ended September 30, 2004, reinsured policy revenues reflect an increase of $130,000 of reinsurance fees which resulted from payments to us from Western Reserve to resolve certain settlement differences in the administration of our variable universal life coinsurance and modified coinsurance reinsurance agreements. These settlement adjustments also resulted in a decrease in benefits, claims and settlement expenses, a decrease in reinsurance expense allowances, net and an increase in amortization of deferred acquisition costs of $63,000, $73,000 and $178,000, respectively, for a total increase to income before income tax of $88,000 for the quarter ended September 30, 2004.

     Net Investment Income. Net investment income increased $127,000, or 133%, and $344,000, or 129%, for the quarter and the nine months ended September 30, 2004, respectively, compared to the same periods in 2003, primarily due to the increased size of our fixed maturity and equity securities portfolio. The increase in our fixed maturity and equity securities portfolio resulted from the purchase of $16.8 million of fixed maturity and equity securities during 2003. Additionally, $6.3 million of fixed maturity securities were purchased during the nine months ended September 30, 2004. The purchases and sales activities by quarter are shown in the table below:

	Quarter Ended
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	2003	2003	2004	2004	2004
Fixed maturity and equity securities:
Balance, beginning of quarter	$3,196,467	$9,310,881	$17,767,668	$19,231,373	$20,311,334
Purchases	6,568,300	9,208,384	1,511,000	3,743,030	1,000,000
Sales	—	(421,282)	—	(2,009,731)	(529,185)
Other activity	(453,886)	(330,315)	(47,295)	(653,338)	255,000

Balance, end of quarter	$9,310,881	$17,767,668	$19,231,373	$20,311,334	$21,037,149

     Net Realized Loss on Investments. The sale of $2.5 million of fixed maturity and equity securities available for sale for the nine months ended September 30, 2004 resulted in a net realized loss on investments of $31,000. There were no sales of fixed maturity or equity securities for the nine months ended September 30, 2003, thus no gains or losses were realized.

     Net Unrealized Gain on Investments. For the nine months ended September 30, 2004, there was $541,000 of other equity investments classified as trading securities which represented an unrealized gain on investments of $41,439. There were no other equity investments classified as trading securities for the nine months ended September 30, 2003, thus no unrealized gains or losses were recognized in income.

Benefits and Expenses

     Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses decreased $446,000, or 20%, and $1.7 million, or 25%, for the quarter and the nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The decrease was primarily associated with a lower incidence of life insurance death claims in the first nine months of 2004 compared to the incidence of death claims in the same period in 2003. The declining aggregate face value of insurance, partially offset by the increasing age of the policies reinsured, also contributed to a decline in claims experience. The aggregate face value of insurance underlying the policies we reinsured at September 30, 2004 was $7.2 billion compared to $7.8 billion at September 30, 2003.

     Change in Future Policy Benefits. Change in future policy benefits decreased $168,000, or 54%, and $303,000, or 37%, for the quarter and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The decrease resulted from the aging of the policies and the decrease in business in force reinsured on a monthly renewable term basis.

     Reinsurance Expense Allowances, Net. Net reinsurance expense allowances decreased $207,000, or 10%, and $397,000, or 6%, for the quarter and the nine months ended September 30, 2004, respectively, compared to the same periods in 2003. These amounts reflect the decrease in business in force due to policy lapse and surrender activity partially offset by an increase in average policy account balances because of equity market performance.

     Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $83,000, or 5%, and $331,000, or 8%, for the quarter and the nine months ended September 30, 2004, respectively, compared to the same periods in 2003. Excluding the effect of the resolution of the settlement differences described above, amortization for the quarter ended September 30, 2004 decreased primarily because of improved policy persistency. This was partially offset by higher gross profits due to higher policy revenues, lower death claims, lower reinsurance expense allowances and higher asset-based fees associated with the coinsurance and modified coinsurance business. For the nine months ended September 30, 2004, excluding the settlement differences, the increase in amortization primarily resulted from higher gross profits due to higher policy revenues, lower death claims, and lower reinsurance expense allowances associated with the variable universal life coinsurance and modified coinsurance business and higher asset-based fees associated with the coinsurance and modified coinsurance business. This was partially offset by improved policy persistency and a refinement in the method of calculating the cost of guaranteed minimum death benefits on variable annuity business to be consistent with the methodology implemented under SOP 03-1. (For further discussion regarding SOP 03-1, refer to “Critical Accounting Policies and Estimates – Balance Sheet Impact – Deferred Acquisition Costs” above.)

     Under current assumptions, and all else being equal, we do not expect that there would be increased amortization in 2004 from “unlocking” due to lower than expected equity market performance unless separate account fund yields result in losses of 20% or more for 2004.

     Operating Expenses. Operating expenses increased $27,000, or 4%, and decreased $224,000, or 9%, for the quarter and the nine months ended September 30, 2004, respectively, compared to the same periods in 2003. These expenses include salaries and benefits, professional fees for legal, actuarial and accounting expenses and other operating expenses. For the quarter ended September 30, 2004, the increase was primarily attributable to increases in legal fees, directors’ fees and consulting fees associated with the discussions with Western Reserve regarding a possible transaction. The majority of the decrease for the nine months ended September 30, 2004 was attributable to decreases in directors and officers’ insurance premiums, consulting fees, recruiting expenses, taxes and licenses and legal fees.

     Interest Expense. Interest expense decreased $65,000, or 68%, and $64,000, or 23%, for the quarter and the nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The decrease was due to the repayment of the $5 million promissory note plus outstanding interest on July 29, 2004 due to Money Services, Inc., a subsidiary of AEGON USA, Inc.

     Income Taxes. Due to higher levels of income before income taxes, income taxes increased $127,000, or 54%, and $530,000, or 76%, for the quarter and the nine months ended September 30, 2004, respectively, compared to the same periods in 2003. Income before income taxes is comprised of income subject to tax that is recognized and due in the current period and income subject to tax that is recognized during the current period but is due in future periods. The “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of current taxable income. Based upon the amount of taxable income we expect in 2004, we have estimated our effective tax rate to be 28% for 2004. This reflects a benefit from the small life insurance company deduction. Our effective tax rate was 34% and 28% for the nine months ended September 30, 2003 and 2004, respectively. For the nine months ended September 30, 2003, we had no current taxable income, however we were subject to the alternative minimum tax.

     In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, we have $1.5 million of net operating loss carry-forwards, which begin to expire in 2018. These net operating loss carry-forwards at a 34% effective tax rate are included as an offset to the deferred tax liability. It is our belief that it is more likely than not that the deferred tax assets will be realized as an offset against future taxable income, however, if we do not have sufficient taxable income in the future to utilize this asset, a write-off may result, thereby reducing our net income.

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

     Our primary sources of liquidity were $20.5 million in fixed maturity securities available for sale, $9.7 million in consolidated cash and cash equivalents, and $541,000 of equity securities at September 30, 2004. The effective duration of our fixed maturity portfolio is 3.1 years with 100% of the fixed maturity securities having an effective maturity of less than 10 years. Our fixed maturity portfolio represents 64% of our total invested assets, and has an average Moody’s quality rating of Aa2. We have gross unrealized losses of $40,000 and gross unrealized gains of $279,000 on our fixed maturity securities available for sale as of September 30, 2004. We have determined that none of our fixed maturity securities are other-than-temporarily impaired.

     Our capital structure currently consists only of equity. On July 29, 2004, Global Preferred repaid $5 million plus outstanding interest of $187,500 for a five-year convertible term note due to Money Services. The principal and interest were paid out of available cash and cash equivalents. Interest was paid on the note at a rate of 7.5% per annum, on the 29th of each succeeding January and July from July 30, 1999 through and including July 29, 2004.

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

     Net cash flows provided by operating activities were $8.4 million and $6.6 million for the nine months ended September 30, 2003 and 2004, respectively. Changes in cash provided by operating activities primarily relate to: amounts of reinsurance premiums and policy revenues received; claims, reinsurance expense allowances and operating expenses paid; and changes in working capital. Cash flows were provided by operating activities in 2003 and 2004 because we utilized less cash to acquire new reinsurance business than was provided by in force business. The decrease in cash flows provided by operating activities was primarily the result of income tax payments made and lower reinsurance settlements received for the nine months ended September 30, 2004 as compared to the same period in 2003.

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

     Net cash flows used in investing activities were $6.5 million and $3.5 million for the nine months ended September 30, 2003 and 2004, respectively. The cash flows used in investing activities in 2004 primarily related to the purchase of $6.3 million of available-for-sale securities offset by the sale, maturity and principal payments from $2.9 million of available-for-sale securities. The cash flows used in investing activities in 2003 were the result of the purchase of $7.6 million of available-for-sale securities offset by the maturities and principal payments from available for sale securities of $1.2 million. We have incurred no significant capital expenditures during 2004.

     Financing Cash Flows. Financing cash flows relate primarily to activities associated with our capital position. Net cash flows used in financing activities were zero and $5.0 million during the nine months ended September 30, 2003 and 2004, respectively. Cash flows used in financing activities in 2004 related to the principal payment due to Money Services on July 29, 2004 for the five-year term note.

     The amount, timing, receipt and use of cash flows and cost of additional capital, if applicable, may determine the extent we choose to take advantage of the rights we have under our existing agreements to reinsure additional business or to enter into new reinsurance transactions.

     Restrictions. Global Preferred Holdings, Inc. is a holding company with no direct operations, and whose principal assets are the capital stock of Global Preferred Re and $5.2 million of cash and invested assets, as of September 30, 2004. Global Preferred Holdings, Inc. relies primarily on funds retained at the holding company level, management service fees from its subsidiaries and potential dividends from Global Preferred Re to meet ongoing cash requirements. The ability of Global Preferred Re to pay dividends to Global Preferred Holdings, Inc. is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda. As of September 30, 2004, Global Preferred Re had total statutory capital and surplus of $26.2 million, which included up to $10.9 million available to distribute in dividends without seeking regulatory approval. During the nine months ended September 30, 2004, Global Preferred Re paid no dividends to Global Preferred Holdings, Inc.

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

Contractual Obligations and Commitments

     The following table shows our contractual obligations and commitments, including our payments due by period payable after September 30, 2004. Further information is included elsewhere herein and in Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003.

(in 000s)	Total	2004	2005	2006	2007	2008	2009
Office lease	$541.0	$31.7	$100.5	$127.6	$136.0	$140.1	$5.1
Operating leases	46.2	9.2	37.0	—	—	—	—

Total	$587.2	$40.9	$137.5	$127.6	$136.0	$140.1	$5.1

Forward-Looking Statements

     Certain statements made in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe-harbor” provisions of that Act. Additionally, any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements may include, but are not limited to statements relating to reinsurance revenues, gross profits, cash flows, and net income in future periods. Such statements often include the words “believes,” “expects,” “assumes,” “predicts,” “continue,” “potential,” “should,” “could,” “can,” “may,” “will,” “proposes,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” and variations or negations of such expressions or similar expressions. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to:

•	Our discussions with Western Reserve regarding a possible proposed transaction for Global Preferred Re;

•	The amount, timing, receipt, and cost of additional capital to fund our exercise of the rights to increase our reinsurance business with Western Reserve;

•	A decrease in the level of demand for our reinsurance business, or increased competition in the industry;

•	Extent to which we are able to develop new reinsurance programs;

•	Adverse reinsurance experience, including death claims and surrenders;

•	Estimates of reserves;

•	Assumptions used in accounting for deferred acquisition costs;

•	Negotiation of reinsurance agreements;

•	Our cash requirements;

•	Availability of capital on acceptable terms;

•	Our ability to compete successfully;

•	The passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate; and

•	Changes in economic conditions, including interest rate and equity market conditions, which could affect our investment portfolio and reinsured policy revenues.

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

     Our cash and fixed income portfolio includes investments that are subject to changes in market values with changes in interest rates. The impact on our cash and fixed income investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 2.1%, or approximately $634,000, on a portfolio valued at approximately $30.1 million at September 30, 2004. The impact on our cash and fixed income investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 1.6%, or approximately $507,000. The foregoing reflects the use of an immediate time horizon. Credit spreads are assumed to remain constant in these hypothetical examples.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     There were no changes in securities during the nine months ended September 30, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) We held our Annual Meeting of Stockholders (the “Annual Meeting”) on July 15, 2004.

     (b) The following directors were elected to hold office for a term expiring at the 2005 Annual Meeting, or until their successors are elected and qualified, with the vote for each director being reflected below:

Name	Votes For	Votes Withheld	Abstentions
Joseph F. Barone	2,095,187	23,692	—
Monte Holm	2,087,972	30,907	—
Edward F. McKernan	2,036,528	82,351	—
Thomas W. Montgomery	2,035,104	83,775	—
Milan M. Radonich	2,037,110	81,769	—
C. Simon Scupham	2,094,110	24,769	—

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

(b) Reports on Form 8-K

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission on July 28, 2004 to disclose the press release announcing that Global Preferred was in discussions with Western Reserve which may lead to the acquisition of Global Preferred’s interest in Global Preferred Re Limited.

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission on August 13, 2004 to disclose the earnings press release of the second quarter financial results.

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission on September 21, 2004 to announce that Global Preferred Holding’s independent accounting firm, Deloitte & Touche LLP, had resigned effective following completion of its services related to the review of Global Preferred’s interim financial statements for the quarter and nine months ended September 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Duluth, State of Georgia on the 12th day of November, 2004.

GLOBAL PREFERRED HOLDINGS, INC.

By:	/s/ EDWARD F. MCKERNAN

Edward F. McKernan
Chief Executive Officer and President and Director

By:	/s/ BRADLEY E. BARKS

Bradley E. Barks
Chief Financial Officer and Senior Vice President – Finance