Form 10-K
period 2004-12-31
GLOBAL PREFERRED HOLDINGS INC
filed 2005-03-31
CIK 947716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, Par Value $.001
(Title of class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐                    No ☑
      The aggregate market value of the voting common stock, held by non-affiliates of the registrant as of June 30, 2004, was approximately $23,941,438 computed on the basis of the last price at which the common equity was sold ($10.00 per share).
      At March 14, 2005, there were 4,141,684 shares of common stock outstanding.

PART I

Item 1.	Business
Overview
      Global Preferred Holdings, Inc. was incorporated in Delaware in 1995 as a holding company and owns all of the outstanding capital stock of Global Preferred Re Limited, Global Preferred Solutions, Inc., Global Preferred Resources, Inc. and Preferred Advantage Insurance Services, Inc. Global Preferred Re Limited is a Bermuda company registered as a long-term insurer under the Bermuda Insurance Act 1978 (“Global Preferred Re”) and was formed during 1995. Global Preferred Solutions, Global Preferred Resources and Preferred Advantage Insurance Services were formed during 2003. References in this report to “Global Preferred,” “we,” “us,” “our” and “our company” refer to Global Preferred Holdings, Inc. and its subsidiaries unless the context otherwise requires or is expressly stated.
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
      Our core business consists of providing reinsurance on business that has resulted from a relationship with the independent agents of an IMO affiliate of AEGON USA, Inc. Although our reinsurance business is directed to us through these independent agent relationships, the life insurance and annuity policies that we currently reinsure are underwritten and issued by various ceding life companies. In the insurance industry, the term “ceding” refers to the use of reinsurance to transfer from one insurance company to another some or all of the risks associated with one or more insurance policies. We often refer to a life insurance company that reinsures life insurance and annuity policies through us as a “ceding life company.” The ceding life companies who issue the policies we currently reinsure are:

•	Western Reserve Life Assurance Co. of Ohio, a subsidiary of AEGON USA, Inc. (“Western Reserve”);

•	American Skandia Life Assurance Corporation, a subsidiary of Prudential Financial, Inc. (“American Skandia”);

•	Pacific Life Insurance Company (“Pacific Life”); and

•	Federal Kemper Life Assurance Company, a subsidiary of J.P. Morgan Chase & Co. (“Kemper”).
      Currently, our largest reinsurance relationship is with Western Reserve, which accounted for 92% of our reinsurance premiums and reinsured policy revenues as of December 31, 2004.
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
      For the year ended December 31, 2004, we earned net income of $4.0 million on revenues of $30.5 million. Our total assets and stockholders’ equity at December 31, 2004 was $77.8 million and $49.3 million, respectively. As of December 31, 2004, we reinsured over 221,000 life insurance policies and riders with an aggregate face value of over $7.0 billion and over 44,000 annuity policies with aggregate contract benefits of over $244 million.
Sale of Global Preferred Re
      On December 30, 2004, we entered into an agreement and plan of reorganization (the “Reorganization Agreement”) with AEGON N.V. (“AEGON”) and GPRE Acquisition Corp. (“GAC”), a direct, wholly owned subsidiary of AEGON, to transfer to GAC all of the outstanding shares of Global Preferred Re. Pursuant to the terms of the Reorganization Agreement, we will receive AEGON common shares in exchange for all of the outstanding shares of Global Preferred Re. The Reorganization Agreement provides that we must dissolve and distribute all remaining AEGON common shares received pursuant to the Reorganization Agreement and any of our other remaining assets to our stockholders, after making adequate provision for our liabilities in accordance with Delaware law, no more than twelve months after closing of the asset transfer.
      The Reorganization Agreement specifies that the transaction is subject to the approval of our stockholders, customary closing conditions and regulatory reviews, including approval of the transaction by the Bermuda Monetary Authority. The Reorganization Agreement is terminable in certain circumstances, some of which may be subject to payment of a termination fee by the respective terminating party. If this transaction is not completed, Global Preferred’s operations will continue as we explore alternatives to offer our stockholders liquidity for their Global Preferred stock.
      While the Reorganization Agreement is in effect, Global Preferred and Global Preferred Re must obtain prior written consent from AEGON and GAC to conduct certain transactions, which may include: (1) paying dividends, (2) issuing or repurchasing our stock, (3) sale of assets or property, (4) entering into or modifying any contracts or reinsurance agreements, (5) altering the mix of invested assets of Global Preferred Re, (6) incurring any indebtedness, or (7) making any loans, capital contributions or investments that would constitute an asset of Global Preferred Re.

Recent Developments
      On February 16, 2005, Monte Holm resigned as a director of Global Preferred Holdings, Inc., effective as of such date. The resignation was not related to any disagreement between Mr. Holm and Global Preferred on any matter relating to our operations, policies or practices.
      On February 24, 2005, AEGON filed a registration statement on Form F-4 in connection with the Reorganization Agreement that will also serve as our proxy statement for the special meeting of stockholders to be called to consider the Reorganization Agreement and the transactions contemplated thereby including our dissolution following the consummation of the sale of Global Preferred Re.
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
      We currently reinsure two types of insurance products: variable universal life insurance and variable annuities. We have the capability to expand the scope of our reinsurance to include other life insurance products, such as term life, whole life, universal life and fixed annuities.
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
      In addition to the direct benefits of reinsurance, a ceding life company that reinsures through an organization that has a relationship with the distribution channel that sells the product may receive a number of indirect benefits that more closely align their economic interests with those of the distribution channel. These indirect benefits may include higher quality, more profitable business, longer-term relationships, and higher sales volumes.
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
Industry Trends
      We believe that over the last few decades the production and distribution of life insurance has experienced several fundamental trends.

Trends in the Production of Life Insurance Products

•	Product Proliferation. The life insurance market has evolved from one offering a handful of industry-standardized products to one with products that are highly differentiated across the industry and even within a particular company. This has been driven primarily by the market’s demand for more complex, investment-oriented products, as well as technological improvements that have enabled the support and administration of such products.

•	Demutualization. A number of large mutual life insurance companies have converted into publicly traded stock companies. We believe that this conversion has caused those companies to focus more on maximizing product profitability and stockholder value.

•	Consolidation among Life Insurance Companies. Industry pressures on profitability and the desire to achieve greater economies of scale have driven consolidation of life insurance companies. Although we believe that larger, stronger insurance companies have a more focused approach to distribution channels, it has also created a greater degree of competition among fewer insurers for access to those distribution channels. This increased competition has pressured insurance companies to increase agent commissions, thereby lowering their profit margins, and increasing the insurers’ focus on securing stable, reliable access to distribution channels.

Trends in the Distribution of Life Insurance Products

•	Diversification of Distribution Channels. Historically, most life insurers distributed their products through their own captive agency sales force. Although this traditional distribution channel is still utilized, insurers are now increasingly selling their products through IMOs (including independent agents, brokerage firms, banks and other alternative distribution channels), enabling the insurers to focus their resources on their principal expertise: product development, underwriting, investment management and policy administration. As a result, insurers increasingly rely on IMOs for agent recruitment, training and sales support.

•	Increasingly Complex Regulatory Environment. Regulation of insurance sales has become more extensive as products have become more complicated and the distribution systems have become more diverse. As a result, the cost of compliance with such regulations has risen dramatically and has made it more difficult for IMOs to manage a diverse portfolio of products.

•	Consolidation among Distribution Channels and the Emergence of National Distribution Franchises. In order to achieve economies of scale and increased bargaining power, a number of IMOs have grown and acquired other, smaller IMOs.
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
Growth Strategy
      Our objectives are to build strong financial performance, loyal IMO relationships and stockholder value. In addition to collaborative reinsurance relationships, through our subsidiaries we offer life insurance management and actuarial advisory services, and administrative services to both IMOs and insurers engaged in reinsurance or related activities. Our independence and objectivity, coupled with depth of experience and expertise associated with distribution systems and insurers, offers value added business solutions from a single source entity that can be essential in today’s environment. By providing these benefits to both the IMO and the insurer, we are able to develop long-term relationships with both parties, thereby contributing to our growth opportunities.
Distribution Relationships
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

      All of the policies we currently reinsure have resulted from the marketing efforts of the independent agents who have been associated with World Financial Group, Inc., an affiliate of AEGON USA, Inc., and its predecessor, World Marketing Alliance, Inc. (“WMA Agency”). Our relationship with World Financial Group was formed in June 2001, when certain assets of WMA Agency were sold to World Financial Group. As a result of the asset acquisition, substantially all of the agents of WMA Agency became associated with World Financial Group. Our relationship with WMA Agency dates back to our founding in 1995, when we were principally formed to provide an opportunity for its agents to participate indirectly in the reinsurance of the business they produced. Many of those individual agents purchased an equity ownership in our company through a private sale of common stock in 1995 and a subsequent sale of preferred stock in 2000. Many of these agents still own a significant portion of the outstanding common stock of Global Preferred.
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
      We have four separate reinsurance agreements with Western Reserve that cover variable universal life insurance and variable annuity policies issued by Western Reserve on or after January 1, 1992, which are sold by the agents of World Financial Group and its predecessor. These agreements were entered into on July 1, 1996, January 1, 1998, April 1, 1998, and October 1, 1999, respectively. The agreement with American Skandia began on January 1, 1997 and covers policies on an American Skandia variable annuity product issued between January 1, 1997 and December 31, 2002 sold by those same agents. The Kemper agreement was effective September 1, 1996 and covers all policies on a Kemper variable universal life product issued between September 1, 1996 and March 31, 2001 sold by those agents. Our agreement with Pacific Life was effective on January 1, 2001 and covers policies on individual variable universal life products issued on or after January 1, 2001, sold by those agents.
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
      These rights automatically extend for one-year renewal periods unless either party gives notice of termination 180 days prior to the expiration of the applicable initial or renewal term. Certain of these rights would have expired at December 31, 2003 and thereafter, but have been indefinitely extended to a date 90 days following receipt of written notice by either party, which notice may not be given before the earlier of (a) the Effective Time (as defined in the Reorganization Agreement) or (b) the date of termination of the Reorganization Agreement.
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
      Global Preferred’s decision to reinsure these products, subject to the restrictions of the Reorganization Agreement, is based on a number of relevant factors, including the attractiveness of the reinsurance rates prescribed by the agreement, the volume of business and our available capital. So far, we have chosen not to commence reinsurance of this business because (a) deferral of the election will maximize our return on such business reinsured, (b) continued increases in our capital may result in opportunities of securing additional financing at a favorable cost, and (c) deferral allows us to maintain flexibility to invest in new business initiatives for diversification and future growth.

Directed Reinsurance Agreement
      Global Preferred entered into a Directed Reinsurance Agreement with World Financial Group in July 2001 that extends through June 8, 2008, which requires World Financial Group to use its commercially reasonable best efforts to help us secure the opportunity to reinsure all insurance products sold by its agents for insurance companies with which it has selling agreements other than Western Reserve and Western Reserve’s affiliates.

Reinsurance of New Business with Other Insurance Companies
      We seek to enter into reinsurance agreements with other insurance companies from time to time and such decisions will be based on a number of relevant factors, including the proposed type of reinsurance, the attractiveness of the reinsurance rates prescribed by the agreement, the volume of business, our relationship with the insurance company and/or the IMO, and our available capital capacity. We also seek to enter into agreements with other IMOs similar to our directed reinsurance agreement with World Financial Group. However, while the Reorganization Agreement is in effect, Global Preferred and Global Preferred Re must obtain prior written consent from AEGON or GAC to enter into new reinsurance agreements.
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
      We utilize an independent investment manager to invest our assets in accordance with our investment guidelines. Conning Asset Management Inc. (“Conning”), a subsidiary of Swiss Reinsurance Company, has been our investment manager since June 1998. The Investment Committee of the board of directors periodically reviews the performance of, and the fees paid to, Conning. We are not aware of any affiliation by us with Conning other than through our pool retrocession agreement with Swiss Re Life & Health America, Inc. The fees paid to Conning for services rendered during 2004 totaled $73,045.
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

      As partial protection against the unpredictability of claims experience, we have entered into a pool retrocession agreement covering certain life insurance policies we reinsure. Under the pool retrocession agreement, multiple reinsurers participate in the risks ceded by us. Standard mortality risks in excess of our life insurance retention limit of $100,000 per life are retroceded to pool participants, which include: Scottish Re Life Corporation, Swiss Re Life & Health America, Inc., The Lincoln National Life Insurance Company, and Transamerica Occidental Life Insurance Company.
      If equity markets decline sufficiently, we may incur a claim expense on certain annuity policies in excess of our life insurance retention limit of $100,000 per life. Currently, five annuity policies, or 0.01%, of our annuity policies in force exceed our life insurance retention limit by an aggregate exposure of approximately $81,000 with an average excess exposure of approximately $16,000 per life. Increases in the equity market may result in fewer annuity policies exceeding our life insurance retention limit while decreases in the equity market may result in more annuity policies exceeding our life insurance retention limit.
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
      Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Global Preferred Re, are required to be filed annually with the Authority. The independent auditor of the insurer must be approved by the Authority and may be the same person or firm that audits the insurer’s financial statements and reports for presentation to its shareholders. Global Preferred Re’s independent auditor is Arthur Morris Christensen & Company.
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
      Distinguishing us from other companies in our industry, subject to the restrictions of the Reorganization Agreement, our growth strategy includes the expansion of our relationships with IMOs through the formation of reinsurance structures specific to their business or through the use of financial incentives, which may include stock, warrants and other forms of equity in our company. We believe our core strengths and expertise may result in:

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
Employees
      As of December 31, 2004, we had eight full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.
      We believe our future success will depend in large part on our ability to recruit and retain qualified employees experienced in insurance and underwriting. The competition for such personnel is intense, and there can be no assurance that we will be successful in retaining or recruiting key personnel.

Item 2.	Properties
      In October 2002, we entered into a lease agreement for office space in Duluth, Georgia. The initial lease term, as amended, is thirty-six months, with the option to extend the term an additional thirty-nine months, expiring in January 2009. Payments under this lease are $125,842 annually through October 2005. The lease payments are subject to an annual increase of approximately 3%. We do not own or lease any other properties.

Item 3.	Legal Proceedings
      We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      During the fourth quarter of 2004, no matters were submitted to our security holders for a vote.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      No public trading market existed for our common stock during 2004 and we did not repurchase any of our common stock in 2004.
      At March 15, 2005, we had 4,141,684 shares of common stock outstanding and approximately 860 stockholders.
      We have not declared or paid any cash dividends on our common stock during 2003 or 2004 and our board of directors does not anticipate declaring or paying any cash dividends in the foreseeable future. Further, while the Reorganization Agreement is in effect, Global Preferred and Global Preferred Re must obtain prior written consent from AEGON and GAC to make or pay any dividend with respect to its shares, other than dividends payable from Global Preferred Re to Global Preferred which may not exceed, on average, $6,384 per day measured from December 30, 2004. We anticipate that all of our earnings and other cash resources, if any, will be distributed in the dissolution of Global Preferred pursuant to the Reorganization Agreement, subject to stockholder approval and the consummation of the sale of Global Preferred Re. Otherwise, if the transactions contemplated by the Reorganization Agreement are not consummated, we expect that we will retain all of our earnings and other cash resources, if any, for the purpose of financing Global Preferred Re’s reinsurance business and other strategic opportunities that may develop. Our future dividend policy will be subject to the discretion of our board of directors, and will be contingent upon our results of operations, financial position and capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal and regulatory restrictions on the payment of dividends and other factors that our board of directors deems relevant.
      As a holding company with no direct operations, the payment of dividends by us in the future will be largely dependent on our receipt of dividends from Global Preferred Re. For a discussion of restrictions on the payment of dividends by Global Preferred Re, refer to Note 9 to the Consolidated Financial Statements.

Item 6.	Selected Financial Data
      The following table sets forth selected financial data and other operating information. The selected financial data have been derived from our consolidated financial statements and should be read in conjunction with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(Dollars in thousands, except per share data)
Consolidated Statements of Income Data:
Premiums	$16,618	$19,240	$17,985	$17,401	$17,109
Reinsured policy revenues	12,894	11,238	13,859	12,797	12,532
Net investment income	528	811	742	407	842
Net realized gain (loss) on fixed maturity investments	3	45	428	21	(20)
Net unrealized gain on equity securities	—	—	—	—	49
Other Income	—	—	—	63	16

Total revenues	30,043	31,334	33,014	30,689	30,528

Total benefits and expenses	23,089	23,480	30,708	27,757	24,988

Income before income tax	6,954	7,854	2,306	2,932	5,540
Income tax expense	(1,821)	(2,392)	(788)	(998)	(1,570)

Net income	5,133	5,462	1,518	1,934	3,970
Preferred dividends	155	267	—	—	—

Net income available to common stockholders	$4,978	$5,195	$1,518	$1,934	$3,970

Basic earnings per share	$1.33	$1.39	$0.37	$0.47	$0.96
Diluted earnings per share	$1.30	$1.32	$0.37	$0.47	$0.95
Weighted-average common shares	3,742,610	3,742,610	4,141,684	4,141,684	4,141,684
Total weighted-average common and common equivalent shares	3,943,897	4,141,684	4,141,684	4,141,684	4,157,539

	December 31,

	2000	2001	2002	2003	2004

	(Dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,259	$8,062	$15,858	$11,580	$12,464
Fixed maturity and equity securities	5,912	12,214	2,798	17,768	20,620
Deferred acquisition costs	42,752	42,800	49,850	45,608	40,168
Total assets	56,617	67,853	74,274	79,284	77,807
Debt	5,000	5,000	5,000	5,000	—
Total liabilities	20,028	25,884	30,952	33,978	28,541
Stockholders’ equity	36,589	41,969	43,322	45,305	49,266

Summary of Policies Reinsured:
Number of life insurance policies and riders reinsured	296,674	287,303	265,384	239,201	221,626
Number of annuity policies reinsured	43,819	48,007	48,889	48,285	44,886
Face value of life insurance reinsured	$9,378,075	$9,082,204	$8,451,310	$7,606,281	$7,035,027
Annuity policy benefits reinsured	$310,063	$266,305	$224,710	$252,180	$244,907

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following analysis of our consolidated financial condition and results of operations should be read in conjunction with “Selected Financial Data” and the consolidated financial statements and accompanying notes included elsewhere in this report.
     Overview
      Global Preferred provides reinsurance solutions for the life insurance and annuity industry. However, while the Reorganization Agreement is in effect, Global Preferred Holdings, Inc. and Global Preferred Re must obtain prior written consent from AEGON and GAC to enter into new reinsurance agreements. Our principal business objective is to align the long-term interests between independent marketing organizations and life insurance companies. Through these collaborative relationships, we believe both the IMOs and insurers benefit from mutually rewarding relationships based on aligned interests, a dedication to improving the quality of business written, and a focus on managing insurance and distribution risk for long-term economic rewards.
      Although our reinsurance business is directed to us through these independent agent relationships, the life insurance and annuity policies that we currently reinsure are underwritten and issued by various ceding life companies. In the insurance industry, the term “ceding” refers to the use of reinsurance to transfer from one insurance company to another some or all of the risks associated with one or more insurance policies. We often refer to a life insurance company that reinsures life insurance and annuity policies through us as a “ceding life company.” The strength of our current reinsurance business is based on our historical relationship with the independent agents of World Financial Group.
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
Critical Accounting Policies and Estimates
      The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions regarding uncertainties that affect certain amounts in the consolidated financial statements and related footnotes. Accounts that we deem to be sensitive to changes in estimates include deferred acquisition costs and future policy benefits. In all instances, actual results could differ from estimates. A summary of significant accounting policies is included in Note 2 to the Consolidated Financial Statements.

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
      Reinsurance Expenses. Regardless of the type of reinsurance, our related expenses may include: (1) benefits, claims and settlement expenses, which represent our share of the payments made under the reinsured policies during the period, the change in claims in course of settlement and the change in claims incurred but not reported; (2) expense allowances paid to the ceding life company for expenses associated with the reinsured policies, including commissions and costs associated with underwriting, marketing, policy issue and maintenance; and (3) amortization of deferred acquisition costs, which are discussed in more detail below.
      Net Income. Our profitability, in part, depends on the volume of policies reinsured and experience of the reinsured policies. Factors that affect the experience of the business include reinsured policy persistency, death claims and investment performance of the separate account balances. While death claims are reasonably predictable over a period of years, claims become less predictable over shorter periods, and are subject to fluctuation from quarter to quarter and year to year. Similarly, separate account investment returns, upon which a significant portion of our revenues depend, may have relatively stable returns over a period of years but can be volatile over shorter periods. A considerable amount of separate account balances is invested in equities; therefore, prolonged deterioration in the equity markets will result in a decrease in our current and future income.

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
      Under the coinsurance and modified coinsurance agreements, the amortization of the deferred acquisition costs is in proportion to the ratio of gross profits recognized during the then current period to total actual and future expected gross profits. During each accounting period, assumptions used in calculating the amortization of the deferred acquisition costs reflect actual experience for the then current accounting period. We also review, on a periodic basis, our evolving experience concerning our assumptions with regard to mortality, persistency, investment yields and expenses in determining our estimate of anticipated future gross profits. This periodic review is commonly referred to as “unlocking.” Our normal period of observation is from October 1 of the previous calendar year through September 30 of the current calendar year. If we believe variances from expected assumptions are permanent, we will change the assumptions we use with regard to future experience. Upon adoption of any change in assumptions used with regard to future experience, amortization of the deferred acquisition costs will be recalculated and reflected during the then current accounting period.
      A material component of variable life and annuity product revenues is derived from the asset-based fees that have been assessed against the policy account balances, of which a considerable portion is invested in the equity markets. The volatility of equity market returns over the short-term can be significant without materially impacting long-term equity market returns. Historical equity market performance shows equity market volatility is much higher over short term horizons as compared to long-term horizons. The short-term volatility of the policy account balance would result in a proportional adjustment to all future expected gross profits if no other adjustments were made to account for the differences between long-term and short-term volatility. To account for the differences between long-term and short-term volatility, we utilize a “credibility approach.” Under this approach, the estimates of future expected gross profits are adjusted to recognize the effects short-term volatility and market yields have upon long-term yield expectations. We review our approach annually to determine if additional adjustments to amortization are necessary as a result of prolonged and/or severe negative or positive equity market performance. In such instances, the equity market performance must be sufficiently high or low to justify a belief that the effect of current market conditions on future expected gross profits should be more permanently reflected.

      In addition, certain variable annuity policies we reinsure include a death benefit typically equal to the greater of (i) a return of premium or (ii) the highest level the policy account balance had accumulated over certain prescribed periods under the annuity policy. Upon the death of an annuity policyholder, we will incur a claim expense equal to the excess, if any, of the amount guaranteed under this provision over the then current policy fund value. The claim expense, as a percentage of the death benefit, tends to increase when equity markets decline and decrease when equity markets increase. The claim expense depends, in part, on the number and amount of death claims incurred. To account for the expense associated with these guaranteed minimum death benefits, we utilize an explicit method consistent with Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. Under this method, we may establish a guaranteed minimum death benefit (“GMDB”) liability if expected future claims expenses are not proportionate to future expected policy charges. Future expected gross profits are reduced to account for future expected claims expenses and adjusted for anticipated changes in the GMDB liability. The short-term volatility of the policy account balance will result in significant volatility in the expected claims expense and in the GMDB liability balance if no recognition is made to acknowledge differences between long-term yields and short-term volatility. Using a credibility approach, our explicit method recognizes the effect of long-term versus short-term volatility when accounting for guaranteed minimum death benefits. The implementation of SOP 03-1 did not have a material impact on our financial condition and results of operations in 2004 because the methodology to account for minimum guaranteed death benefits prescribed in SOP 03-1 resulted in liability and deferred acquisition cost balances that were materially consistent with the liability and deferred acquisition cost balances that resulted from the methodology we historically employed.
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
Fair Value Disclosure
      Investments. We classify all fixed maturity securities and equity securities, that are not classified as trading securities, as “available for sale.” Such securities are reported at fair value. Fixed maturity securities available for sale are so classified based upon the possibility that such securities could be sold prior to maturity if that action enables us to execute our investment philosophy and appropriately match investment results to operating and liquidity needs. Equity securities available for sale are so classified because we do not intend to actively trade such securities. Unrealized gains and losses on marketable equity securities and fixed maturity securities available for sale, less applicable deferred income taxes, are reported as a separate component of “accumulated other comprehensive income” within stockholders’ equity. Investment income is recognized as it accrues or becomes legally due. Other equity investments, classified as trading securities are bought and held principally for the purpose of selling them in the near term and are reported at fair value. Unrealized gains and losses on trading securities are reported as a separate revenue component on the income statement.
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
Our Current Reinsurance Agreements
      The life insurance and annuity policies that we have reinsured to date are underwritten and issued by Western Reserve, American Skandia, Kemper and Pacific Life. The following table indicates the percentage of our reinsurance revenues derived from our ceding life companies:

	Year Ended
	December 31,

	2002	2003	2004

Western Reserve	91%	92%	92%
American Skandia	8%	7%	6%
Kemper	1%	1%	1%
Pacific Life	— (1)	— (1)	1%

Total	100%	100%	100%

(1)	Less than 1%.

      The following table indicates, by ceding life company: (1) the names and types of insurance products we currently reinsure; (2) the type of reinsurance agreement applicable to each; (3) policy issue dates reinsured under each agreement; and (4) the commencement date of the reinsurance.

Reinsurance
	Reinsured	Product	Reinsurance	Policy Issue	Commencement
Ceding Life Company	Product Name	Type(1)	Type(2)	Dates	Date

Western Reserve	Freedom Equity Protector	VUL	MRT	1/92 to 12/99	7/96
Western Reserve	Financial Freedom Builder	VUL	MRT	7/97 to 3/98	7/97
Western Reserve	Financial Freedom Builder	VUL	Co/Modco	4/98 to 12/98	4/98
Western Reserve	Financial Freedom Builder	VUL	MRT	1/99 to 3/01	10/99
Western Reserve	Financial Freedom Builder	VUL	Co/Modco	4/01 to 12/01	1/02
Western Reserve	Financial Freedom Builder	VUL	MRT	1/02 to 12/02	10/99
Western Reserve	Freedom Elite Builder	VUL	Co/Modco	7/01 to 12/01	1/02
Kemper	Power VUL	VUL	MRT	9/96 to 3/01	9/96
Pacific Life	Select Exec II	VUL	YRT	1/01 to present	1/01
American Skandia	Imperium	VA	Modco	1/97 to 12/02	1/97
Western Reserve	Freedom Wealth Creator	VA	Co/Modco	1/98 to 12/01	1/98
Western Reserve	Freedom Premier	VA	Co/Modco	10/00 to present	10/00

(1)	“VUL” means variable universal life product. “VA” means variable annuity product.

(2)	“MRT” means monthly renewable term. “YRT” means yearly renewable term. “Co/ Modco” means coinsurance and modified coinsurance.
      Under our reinsurance agreements with the ceding life companies, we currently reinsure variable life insurance and variable annuity policies on either a renewable term basis or a coinsurance and modified coinsurance basis. The policies we reinsure on a renewable term basis represented 58% of our reinsurance revenues for the year ended December 31, 2004. The policies we reinsure on a coinsurance and modified coinsurance basis represented 42% of our reinsurance revenues for the same period. Of the 42%, 24% relates to variable life insurance policies and 18% relates to variable annuity policies.
      Following World Financial Group’s purchase of certain assets of WMA Agency in June 2001, we entered into certain agreements with Western Reserve that provide us a first right to reinsure certain new products issued by Western Reserve or its U.S. affiliates that are sold by agents associated with World Financial Group. Concurrently, Global Preferred entered into a directed reinsurance agreement with World Financial Group in July 2001 to help us secure the opportunity to reinsure all insurance products sold by its agents for insurance companies with which it has selling agreements other than Western Reserve and Western Reserve’s affiliates. Refer to Note 5 to the Consolidated Financial Statements for further discussion.

Results of Operations
      The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Year Ended
	December 31,

	2002	2003	2004

	(As a percentage of
	total revenue)
Consolidated Statements of Income Data:
Revenues:
Premiums	55%	57%	56%
Reinsured policy revenues	42	42	41
Net investment income	2	1	3
Net realized gain on fixed income investments	1	—	—
Net unrealized gain on equity securities	—	—	—
Other income	—	—	—

Total revenues	100%	100%	100%

Benefits and expenses:
Benefits, claims and settlement expenses	26	30	23
Change in future policy benefits	5	4	2
Reinsurance expense allowances, net	26	27	25
Amortization of deferred acquisition costs	21	18	20
Operating expenses	9	11	11
Interest expense	1	1	1
Costs of withdrawn offering	5	—	—

Total benefits and expenses	93	91	82

Income before income tax	7	9	18
Income tax expense	(2)	(3)	(5)

Net income	5%	6%	13%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues
      Premiums. Premiums decreased $292,000, or 2%, from $17.4 million for the year ended December 31, 2003 to $17.1 million for the same period in 2004. The majority of the premium decrease was due to the decreasing business in force under our renewable term agreements, which is partially offset by an increase in the average premium per policy. Policies in force are decreasing because the number of policy surrenders and lapses currently exceeds the number of new policies reinsured. Average premiums per policy increase as policyholders age.
      Reinsured Policy Revenues. Reinsured policy revenues decreased $264,000, or 2%, from $12.8 million for the year ended December 31, 2003 to $12.5 million for the same period in 2004. This decrease was primarily attributable to the effect of policy surrender activity for our variable annuity business, which is partially offset by an increase in mortality and expense charges and asset-based fees resulting from an increase in average reinsured policy account balances in 2004.
      Additionally, for the year ended December 31, 2004, reinsured policy revenues reflect an increase of $130,000 of reinsurance fees resulting from payments to us from Western Reserve to resolve certain settlement differences in the administration of our variable universal life coinsurance and modified coinsurance reinsurance agreements. These settlement adjustments also resulted in a decrease in benefits, claims and settlement expenses, a decrease in reinsurance expense allowances, net and an increase in amortization of deferred acquisition costs of $63,000, $73,000 and $178,000, respectively, for a total increase in income before income tax of $88,000.
      Net Investment Income. Net investment income increased $442,000, or 109%, from $407,000 for the year ended December 31, 2003 to $849,000 for the same period in 2004, primarily due to the increased average size of our fixed maturity and equity securities portfolio during 2004 as compared to the average size of our fixed maturity and equity securities portfolio in 2003. The increase in our fixed maturity and equity securities portfolio resulted from the purchase of $16.8 million of fixed maturity and equity securities during 2003, most of which occurred in the latter half of the year, and $6.8 million of fixed maturity securities purchased during 2004. The purchases and sales activities by quarter are shown in the table below:
Investment Purchases and Sales

	Quarter Ended

	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004

Fixed maturity and equity securities:
Balance, beginning of quarter	$9,310,881	$17,767,668	$19,231,373	$20,311,334	$21,037,149
Purchases	9,208,384	1,511,000	3,743,030	1,000,000	500,000
Sales	(421,282)	—	(2,009,731)	(529,185)	(500,000)
Other activity	(330,315)	(47,295)	(653,338)	255,000	(416,705)

Balance, end of quarter	$17,767,668	$19,231,373	$20,311,334	$21,037,149	$20,620,444

      Net Realized Gains & Loss on Investments. The sale of $3.0 million of fixed maturity and equity securities available for sale for the year ended December 31, 2004 resulted in a net realized loss on investments of $27,000 and was primarily due to an increase in market yields since the securities were purchased. The sale of $421,000 of fixed maturity and equity securities available for sale for the year ended December 31, 2003 resulted in a net realized gain on investments of $21,000 and was primarily due to a decline in market yields since the securities were purchased.
      Net Unrealized Gain on Investments. For the year ended December 31, 2004, we had $549,000 of other equity investments classified as trading securities, which resulted in an unrealized gain on investments of $49,000. There were no other equity investments classified as trading securities for the year ended December 31, 2003, thus no unrealized gains or losses were recognized in income during such period.

Benefits and Expenses
      Benefits, Claims and Settlement Expenses. Benefits, claims, and settlement expenses decreased $2.4 million, or 26%, from $9.3 million for the year ended December 31, 2003 to $6.9 million for the same period in 2004. The decrease was primarily associated with a lower incidence of death claims in 2004 compared to the incidence of death claims in 2003. The decline in benefits, claims, and settlement expenses was primarily due to lower claims in 2004 than historic averages as compared to higher than historic average claims experienced in 2003 and the declining aggregate face value of insurance, which was partially offset by the increasing age of the policies reinsured. The aggregate face value of insurance underlying the policies we reinsured at December 31, 2003 was $7.6 billion compared to $7.0 billion at December 31, 2004.

      Change in Future Policy Benefits. Change in future policy benefits decreased $409,000, or 38%, from $1.1 million for the year ended December 31, 2003 to $645,000 for the same period in 2004. The decrease resulted from the aging of the policies and the decrease in business in force reinsured on a renewable term basis.
      Reinsurance Expense Allowances, Net. Net reinsurance expense allowances decreased $450,000, or 6%, from $8.1 million for the year ended December 31, 2003 to $7.7 million for the same period in 2004. This decrease was primarily attributable to a decrease in business in force, partially offset by an increase in reinsurance expense allowances associated with an increase in policy account balances. Policy account balances increased primarily because of positive separate account fund yields and premiums and deposits, which were partially offset by policy surrender activity.
      Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $672,000 or 12%, from $5.5 million for the year ended December 31, 2003 to $6.2 million for the same period in 2004. The increase in amortization primarily resulted from higher gross profits in 2004 primarily due to lower death claims, and increases in rates of amortization since policy account balances remain below our long-term expectations.
      Under current assumptions, and all else being equal, we do not expect that there would be increased amortization in 2005 from “unlocking” due to lower than expected equity market performance unless market performance caused separate account fund balances to decline by 35% or more in 2005.
      Operating Expenses. Operating expenses decreased $60,000, or 2%, from $3.4 million for the year ended December 31, 2003 to $3.3 million for the same period in 2004. These expenses include salaries and benefits, professional fees for legal, actuarial and accounting fees and other operating expenses. The decline resulted from an overall decrease in operating expenses resulting from increased operating efficiency, partially offset by increased consulting and legal fees relating to the Reorganization Agreement.
      Interest Expense. Interest expense decreased $158,000, or 42%, from $375,000, for the year ended December 31, 2003 to $217,000 for the comparable period in 2004. The decrease was due to the repayment on July 29, 2004 of the $5 million promissory note, plus outstanding interest, due to Money Services, Inc., a subsidiary of AEGON USA, Inc.
      Income Taxes. Due to higher levels of income before income taxes, income taxes increased $572,000, or 57%, from $1.0 million for the year ended December 31, 2003 to $1.6 million for the same period in 2004. The “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of current taxable income. Based upon our taxable income in 2004, we have estimated our effective tax rate to be 28% for 2004, as compared to 34% in 2003. The tax rate in 2004 reflects a $315,000 benefit from the small life insurance company deduction. In 2003, our taxable income was not sufficient to take advantage of the small life insurance company deduction.
      In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, we have $1.3 million of net operating loss carry-forwards, which begin to expire in 2018. These net operating loss carry-forwards at a 34% effective tax rate are included as an offset to the deferred tax liability. If the transactions contemplated by the Reorganization Agreement are not consummated, it is our belief that it is more likely than not that the deferred tax assets will be realized by us as an offset against future taxable income, however, if we do not have sufficient taxable income in the future to utilize this asset, a write-off may result, thereby reducing our net income, otherwise, these assets will be transferred in the sale of Global Preferred Re.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues
      Premiums. Premiums decreased $584,000, or 3%, from $18.0 million for the year ended December 31, 2002 to $17.4 million for the same period in 2003. The majority of the premium decrease was due to the decreased business in force under our renewable term agreements, which was partially offset by an increase in the average premium per policy. Policies in force decreased because the number of policy surrenders and lapses exceeded the number of new policies reinsured. Average premiums per policy increase as the insured grows older.
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
      Net Investment Income and Net Realized Gain on Investments. Net investment income decreased $335,000, or 45%, from $742,000 for the year ended December 31, 2002 to $407,000 for the same period in 2003, primarily due to the decreased size of our fixed maturity securities portfolio during 2003 as compared to 2002. The decrease in our fixed maturity securities portfolio resulted from the sale of $9.9 million of fixed maturity securities in 2002, with $8.5 million of such amount being sold in December 2002. The proceeds of these sales were predominantly held in cash and cash equivalents during 2003. Net realized gain on investments decreased $406,000, from $428,000 for the year ended December 31, 2002 to $21,000 for the same period in 2003. The decrease was due to the sale of $9.9 million of fixed maturity securities in 2002 as compared to sales of only $421,000 of securities in 2003. Net realized gains are caused by a decline in market yields, which resulted in an increase in the fair value of the fixed maturity securities in our portfolio.

Benefits and Expenses
      Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses increased $840,000, or 10%, from $8.4 million for the year ended December 31, 2002 to $9.3 million for the same period in 2003. The increase was primarily associated with a lower incidence of life insurance death claims in 2002 compared to the incidence of death claims in 2003, an increase in the average death claim size and the increasing age of the policies reinsured, partially offset by a decline in the aggregate face value of insurance. The aggregate face value of insurance underlying the policies we reinsured at December 31, 2002 was $8.5 billion compared to $7.6 billion at December 31, 2003.
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
      Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs decreased $1.5 million, or 21%, from $7.0 million for the year ended December 31, 2002 to $5.5 million for the same period in 2003. The decrease in amortization primarily resulted from additional amortization in 2002 due to the then higher than expected surrender experience, including “unlocking” our near term surrender assumptions to reflect the increase in our surrender experience (akin to the then industry-wide surrender experience).
      Operating Expenses. Operating expenses increased $267,000, or 9%, from $3.1 million for the year ended December 31, 2002 to $3.4 million for the same period in 2003. These expenses included salaries and benefits, professional fees for legal, actuarial and accounting services and other operating expenses. The majority of the increase was attributable to an increase of $572,000 resulting from directors’ and officers’ insurance premiums, office operating expenses, professional fees, marketing expenses, taxes and licenses, and shareholder communications. These increases were partially offset by a $301,000 decrease in salaries, bonuses and recruiting expenses due to the reductions in staffing and employee bonuses.
      Costs of Withdrawn Offering. During October 2002, we withdrew the registration statement for our proposed initial public offering of 9.5 million shares of common stock. Offering costs related to our withdrawn offering were $1.7 million for the year ended December 31, 2002. These costs, which consisted primarily of legal, printing, accounting and actuarial fees, were expensed during the quarter ended September 30, 2002. We did not incur any similar expenses in 2003.
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
      In accordance with SFAS No. 109, Accounting for Income Taxes, we have $2.4 million of net operating loss carry-forwards, which begin to expire in 2018. These net operating loss carry-forwards at a 34% effective tax rate are included as an offset to the deferred tax liability. It is our belief that it is more likely than not that the deferred tax assets will be realized as an offset against future taxable income, however, if we do not have sufficient taxable income in the future to utilize this asset, a write-off may result thereby reducing our net income.

Quarterly Results of Operations
      The following table presents certain unaudited quarterly consolidated statements of income data for the eight-quarter period ended December 31, 2004, as well as the percentage of total revenue represented by each item. The information has been derived from the unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements contained herein and all adjustments, consisting only of normal recurring adjustments, which we consider to be necessary to present fairly this information when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	Quarter Ended

	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	2003	2003	2003	2003	2004	2004	2004	2004

	(Dollars in thousands except per share amounts)
Revenues:
Premiums	$4,388	$4,364	$4,332	$4,318	$4,302	$4,271	$4,286	$4,250
Reinsurance policy revenues	3,232	3,258	3,200	3,106	3,199	3,112	3,191	3,031
Net investment income	83	88	95	141	178	210	222	232
Net realized gain (loss) on fixed maturity investments	—	—	—	21	—	(29)	(2)	11
Net unrealized gain on equity investments	—	—	—	—	—	—	41	7
Other income	—	5	10	48	7	—	—	9

Total revenues	7,703	7,715	7,637	7,634	7,686	7,564	7,738	7,540

Benefits and expenses:
Benefits, claims and settlement expenses	2,276	2,455	2,213	2,325	1,976	1,451	1,767	1,710
Change in future policy benefits	311	196	309	239	215	158	140	133
Reinsurance expense allowances, net	2,074	2,082	2,002	1,978	1,975	1,991	1,795	1,925
Amortization of deferred acquisition costs	1,375	1,281	1,566	1,314	1,434	1,470	1,649	1,655
Operating expenses	877	945	765	800	839	732	792	964
Interest expense	92	94	95	94	93	93	30	—
Costs of withdrawn offering	—	—	—	—	—	—	—	—

Total benefits and expenses	7,005	7,053	6,950	6,750	6,532	5,895	6,173	6,387

Income before income tax	698	662	687	884	1,154	1,669	1,565	1,153
Income tax expense	(237)	(225)	(235)	(301)	(322)	(542)	(363)	(343)

Net income	$461	$437	$452	$583	$832	$1,127	$1,202	$810

Basic earnings per share	$0.11	$0.11	$0.11	$0.14	$0.20	$0.27	$0.29	$0.20

Diluted earnings per share	$0.11	$0.11	$0.11	$0.14	$0.20	$0.27	$0.29	$0.19

      The following table sets forth, as a percentage of total revenue, certain line items in the consolidated statements of income for the periods indicated:

	Quarter Ended

	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	2003	2003	2003	2003	2004	2004	2004	2004

	(As a percentage of total revenue)
Revenues:
Premiums	57%	57%	57%	56%	56%	56%	55%	57%
Reinsurance policy revenues	42	42	42	41	42	41	41	40
Net investment income	1	1	1	2	2	3	3	3
Net realized gain (loss) on fixed maturity investments	—	—	—	—	—	—	—	—
Net unrealized gain on equity investments	—	—	—	—	—	—	1	—
Other income	—	—	—	1	—	—	—	—

Total revenues	100%	100%	100%	100%	100%	100%	100%	100%

Benefits and expenses:
Benefits, claims and settlement expenses	30	32	29	30	26	19	23	23
Change in future policy benefits	4	2	4	3	3	2	2	2
Reinsurance expense allowances, net	27	27	26	26	26	26	23	25
Amortization of deferred acquisition costs	18	17	21	17	18	20	21	22
Operating expenses	11	12	10	11	11	10	10	13
Interest expense	1	1	1	1	1	1	1	—

Total benefits and expenses	91%	91%	91%	88%	85%	78%	80%	85%

Income (loss) before income tax	9	9	9	12	15	22	20	15
Income tax expense	(3)	(3)	(3)	(4)	(4)	(7)	(4)	(4)

Net income	6%	6%	6%	8%	11%	15%	16%	11%

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

Investments
      As of December 31, 2004, we had invested assets totaling $34.6 million with a pre-tax unrealized gain of $235,000. The table below shows the aggregate amounts of fixed maturity securities, equity securities, cash and cash equivalents, and reinsured policy loans comprising our portfolio of invested assets:

	At December 31,

	2002	2003	2004

Fixed maturity securities	$2,798,190	$15,267,477	$20,071,625
Equity securities	—	2,500,191	548,819
Cash and cash equivalents	15,858,256	11,580,045	12,463,601
Reinsured policy loans	1,115,994	1,270,711	1,475,516

Total invested assets	$19,772,440	$30,618,424	$34,559,561

      As of December 31, 2004, the fixed maturity portion of our invested asset portfolio had a dollar weighted average Moody’s rating of Aa2, an average duration of 2.9 years and an average yield to maturity of 4.1% before investment expenses.
      The following table summarizes the fair value of our invested assets at the dates indicated.

	At December 31,

	2002	2003	2004

U.S. government agency	$—	$4,032,188	$6,230,801
Corporate	1,237,450	10,849,743	11,756,765
Asset-backed securities	416,559	—	—
Mortgage-backed securities	1,144,181	385,546	2,084,059

Total fixed maturity securities	$2,798,190	$15,267,477	$20,071,625
Equity securities	—	2,500,191	548,819
Cash and cash equivalents	15,858,256	11,580,045	12,463,601
Reinsured policy loans	1,115,994	1,270,711	1,475,516

Total invested assets	$19,772,440	$30,618,424	$34,559,561

      The following table summarizes the fair value by contractual maturities of our fixed maturity securities portfolio at the dates indicated.

	At December 31,

	2002	2003	2004

Due in less than one year	$611,784	$912,255	$6,832,379
Due after one through five years	625,666	8,891,136	6,060,040
Due after five through ten years	—	5,078,540	5,095,147
Asset-backed securities	416,559	—	—
Mortgage-backed securities	1,144,181	385,546	2,084,059

Total	$2,798,190	$15,267,477	$20,071,625

      The following table summarizes the composition of the fair value of our fixed maturity securities portfolio at the dates indicated by rating as assigned by S&P or Moody’s, using the higher of these ratings for any security where there is a split rating.

	At December 31,

	2002	2003	2004

Rating
AAA/ Aaa	56%	32%	44%
AA/ Aa2	15	18	3
A/ A2	29	50	46
BBB/ Baa2	—	—	7
BB/ Ba2	—	—	—
B/ B2	—	—	—
CCC/ Caa or lower, or not rated	—	—	—

Total	100%	100%	100%

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
      Our primary sources of liquidity were $20.1 million in fixed maturity securities available for sale, $12.5 million in consolidated cash and cash equivalents and $0.5 million of equity securities at December 31, 2004. The effective duration of our fixed maturity portfolio is 2.9 years with 100% of the fixed maturity securities having an effective maturity of less than 10 years. Our fixed maturity portfolio represents 60% of our total invested assets, and has an average Moody’s quality rating of Aa2. We have gross unrealized losses of $61,000 and gross unrealized gains of $248,000 on our fixed maturity securities available for sale as of December 31, 2004. We have determined that none of our fixed maturity securities are other-than-temporarily impaired. For additional information pertaining to our investments, refer to Note 3 to the Consolidated Financial Statements.
      Our capital structure consists only of equity. On July 29, 2004, Global Preferred repaid $5 million plus outstanding interest of $187,500 on a five-year convertible term note due to Money Services, Inc., a subsidiary of AEGON USA, Inc. The principal and interest were paid out of available cash and cash equivalents. Interest was payable on the note at 7.5% per annum, on the 29th of each succeeding January and July through and including July 29, 2004. As of December 31, 2003, we had an outstanding principal balance on the term note of $5 million and accrued interest of $158,000.
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
      Net cash flows provided by (used in) operating activities were ($341,000), $10.8 million and $9.1 million for the years ended December 31, 2002, 2003 and 2004, respectively. Cash flows provided by operations in 2004 relating to new policies reinsured under coinsurance and modified coinsurance reflected net payments of $69,000 to Western Reserve to reinsure policies issued in 2004, and cash flows provided by operations for policies previously in force under coinsurance and modified coinsurance and by all policies reinsured under renewable term reinsurance of $14.2 million. Other cash flows used in operating activities of $5.0 million in 2004 were the result of cash payments for operating expenses, income taxes and interest expenses.
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
      The following table summarizes the components of operating cash flows.

	Operating Cash Flows from
(In millions)
Calendar	Co/ModCo	Co/ModCo
Year of	Reinsurance	Reinsurance	Renewable	Other	Total
Reporting	Assumed in	Assumed	Term	Operating	Operating
(CYR)	CYR	Prior to CYR	Reinsurance	Cash Flows	Cash Flows

2004	$(0.1)	$8.2	$6.0	$(5.0)	$9.1
2003	(0.2)	7.8	4.2	(1.0)	10.8
2002	(10.2)	9.5	5.3	(4.9)	(0.3)
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

      Net cash flows provided by (used in) investing activities were $9.3 million, ($15.0 million) and ($3.2 million) for the years ended December 31, 2002, 2003 and 2004, respectively. The cash flows used in investing activities of $3.2 million in 2004 primarily related to our purchase of $6.8 million of fixed maturity securities, which was partially offset by the sale of $1.0 million of fixed maturity securities and $2.0 million of equity securities and the maturities and principal payments of $700,000 on fixed maturity securities. The cash flows used in investing activities of $15.0 million in 2003 primarily related to our purchase of $14.3 million of fixed maturity securities and $2.5 million of equity securities. The cash flows provided by investing activities of $9.3 million in 2002 were the primarily the result of $10.5 million of proceeds generated from the sale and maturity of available for sale securities. We incurred no significant capital expenditures during 2004.
      Financing Cash Flows. Financing cash flows relate primarily to activities associated with our capital position. Net cash flows used in financing activities were $1.1 million, zero and $5.0 million for the years ended December 31, 2002, 2003 and 2004, respectively. Cash flows used in financing activities in 2004 related to the principal payment due to Money Services for the five-year term note. There were no cash flows provided by or used in financing operations in 2003. Cash flows used in financing activities in 2002 related to the withdrawal of the registration statement in October 2002 for our proposed initial public offering of 9.5 million shares of common stock. The registration statement was withdrawn due to unfavorable market conditions. Cash flows used in financing activities resulted in $1.7 million of deferred offering costs expenses in 2002, offset by $577,000 of cash paid for deferred offering costs in 2001, which had been previously recorded as prepaid expenses on the consolidated balance sheet.
      Restrictions. Global Preferred Holdings, Inc. is a holding company with no direct operations, and whose principal assets are the capital stock of Global Preferred Re and $5.9 million of cash and invested assets, as of December 31, 2004. Global Preferred relies primarily on funds retained at the holding company level, management service fees from its subsidiaries and potential dividends from Global Preferred Re to meet ongoing cash requirements. The ability of Global Preferred Re to pay dividends to Global Preferred is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda, which are discussed in Note 9 to the Consolidated Financial Statements. In addition, the Reorganization Agreement specifies that while the agreement is effective Global Preferred Re may not pay Global Preferred cumulative dividends in excess of $6,384 per day and cumulative management fees in excess of $8,000 per day. As of December 31, 2004, Global Preferred Re had estimated total statutory capital and surplus of approximately $28.0 million, which includes up to an estimated $12.7 million available for distribution as dividends without seeking regulatory approval. Global Preferred Re is not required to file its statutory statement for the year ended December 31, 2004 until April 30, 2005. During the year ended December 31, 2004, Global Preferred Re paid no dividends to Global Preferred.
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
      If the transactions contemplated by the Reorganization Agreement are consummated, we will receive approximately $57 million of marketable AEGON common shares in exchange for all of the outstanding shares of Global Preferred Re. As a result, our operations and substantially all operating cash flows, except for investment income and run-off expenses, will cease. The Reorganization Agreement provides that we must dissolve and distribute all remaining AEGON common shares received pursuant to the Reorganization Agreement and any of our other remaining assets to our stockholders, after making adequate provision for our liabilities in accordance with Delaware law, no more than twelve months after closing of the asset transfer.

Contractual Obligations and Commitments
      The following table shows our contractual obligations and commitments including our payments due by period. Refer to Note 10 to the Consolidated Financial Statements for further details.

(in 000s)	Total	2005	2006	2007	2008	2009

Office lease	$508.9	$100.1	$127.6	$136.0	$140.1	$5.1
Operating leases	38.2	37.0	1.2	—	—	—

Total	$547.1	$137.1	$128.8	$136.0	$140.1	$5.1

Currency
      At December 31, 2004, we had written all of our reinsurance business in U.S. dollars. If, in the future, we write business in currencies other than the U.S. dollar, we intend to invest a portion of the premiums collected on the reinsurance contract in securities denominated in the same foreign currency as the premium received. We also intend to consider and evaluate our foreign currency exchange risk and hedge our exposure.
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

•	Our inability to consummate the transactions contemplated in the Reorganization Agreement;

•	A decrease in the level of demand for our reinsurance business, or increased competition in the industry;

•	Extent to which we are able to develop new reinsurance programs;

•	Adverse reinsurance experience, including death claims and surrenders;

•	Estimates of reserves;

•	Assumptions used in accounting for deferred acquisition costs;

•	Negotiation of reinsurance agreements;

•	Our cash requirements;

•	Our ability to compete successfully;

•	The passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate; and

•	Changes in economic conditions, including interest rate and equity market conditions, which could affect our investment portfolio and reinsured policy revenues.
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
      Our cash and fixed income investment portfolio includes investments that are subject to changes in market values with changes in interest rates. The impact on our cash and fixed income investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 2.1%, or approximately $660,000, on a portfolio valued at approximately $32.5 million at December 31, 2004. The impact on our cash and fixed income investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 1.7%, or approximately $559,000. The foregoing reflects the use of an immediate time horizon. Credit spreads are assumed to remain constant in these hypothetical examples.

Item 8.	Financial Statements and Supplementary Data
      The following financial statements are attached hereto commencing on page F-1.

•	Reports of Registered Independent Public Accounting Firms

•	Consolidated Balance Sheets at December 31, 2003 and 2004

•	Consolidated Statements of Income for the years ended December 31, 2002, 2003 and 2004

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2002, 2003 and 2004

•	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004

•	Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2003 and 2004

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      On June 19, 2003, we dismissed KPMG LLP as our independent registered public accounting firm. The decision to dismiss KPMG LLP was made by the Audit Committee of the Board of Directors in consultation with management after soliciting proposals from KPMG LLP and other auditors. The audit report of KPMG LLP on our consolidated financial statements as of and for the year ended December 31, 2002, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.
      In connection with the audits of our fiscal year ended December 31, 2002 and the subsequent interim period through June 19, 2003, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to KPMG LLP’s satisfaction, would have caused KPMG LLP to refer to the subject matter of the disagreements in connection with their report.
      On June 19, 2003, the Audit Committee engaged Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2003. During the two previous fiscal years and through the date of their engagement, neither we nor anyone engaged on our behalf consulted with Deloitte & Touche LLP on items regarding either: (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s financial statements; or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) with our former auditor or reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).
      On November 12, 2004, Deloitte & Touche LLP resigned as our independent registered public accounting firm, effective following completion of its services related to the review of our interim financial statements for the quarter and nine months ended September 30, 2004. The resignation was the sole decision of Deloitte & Touche LLP. The audit report of Deloitte on our consolidated financial statements as of and for the year ended December 31, 2003, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.
      In connection with the audit of our fiscal year ended December 31, 2003 and the subsequent interim period through November 12, 2004, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Deloitte & Touche LLP’s satisfaction, would have caused Deloitte & Touche LLP to refer to the subject matter of the disagreements in connection with their report.
      On November 30, 2004, the Audit Committee engaged Marcum & Kliegman LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2004. During the two most recent fiscal years and through the date of engagement, neither we nor anyone engaged on our behalf has consulted with Marcum & Kliegman LLP on items regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s financial statements; or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) with our former auditor or reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.	Controls and Procedures
      As of the most recent fiscal quarter end, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-14(c) of the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures were effective, in all material aspects, to ensure that information required to be disclosed in the reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported as and when required.
      There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date our chief executive officer and chief financial officer carried out their evaluation. There were not significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The directors and executive officers and their ages as of the date of this report are as follows:

Name	Age	Position

Edward F. McKernan(3)(4)(5)	49	Director, Chief Executive Officer and President; President, Chief Executive Officer and Chairman of Global Preferred Re
Bradley E. Barks	45	Chief Financial Officer, Interim Chief Accounting Officer and Senior Vice President of Finance; Senior Vice President of Finance of Global Preferred Re
Caryl P. Shepherd	35	Chief Accounting Officer, Treasurer, Controller, Secretary and Vice President; Chief Financial Officer, Vice President and Treasurer of Global Preferred Re
Joseph F. Barone(1)(2)(3)(4)	68	Chairman of the Board of Directors
Thomas W. Montgomery(3)(4)(5)	56	Director; Director of Global Preferred Re
Milan M. Radonich(1)(2)(3)(4)(5)	54	Director
C. Simon Scupham(1)(2)	51	Director; Director of Global Preferred Re

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Investment Committee

(4)	Member of the Capital Finance Committee

(5)	Member of the Nomination Committee
      The following is additional information concerning each of our executive officers and directors.
      Edward F. McKernan has served as a director since August 1997. Mr. McKernan has served as our Chief Executive Officer since January 2002, and as President since December 2000. Mr. McKernan was elected as President of our subsidiary, Global Preferred Re, in December 2000, as a director in April 2002, and as Chief Executive Officer and Chairman in February 2004. Mr. McKernan served as the Actuary for Global Preferred Re from April 1996 until October 2002. From December 1997 until March 2002, Mr. McKernan served as Chief Financial Officer of Global Preferred. From August 1995 until December 2000, Mr. McKernan served as Senior Vice President of Global Preferred and Global Preferred Re. From April 1996 until June 2001, Mr. McKernan was also Senior Vice President and Actuary of World Marketing Alliance, Inc. Prior to joining Global Preferred, he was a Senior Manager in the Life Actuarial Consulting Practice of KPMG LLP from 1993 through 1996. From August 1990 through September 1993, Mr. McKernan was the Marketing Actuary of U.S. Operations for Seaboard Life Insurance Company. Prior to his tenure with Seaboard Life, Mr. McKernan was employed as a consultant associated with Tillinghast, a Towers Perrin company, an international actuarial consulting firm. He is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries. He serves on the investment, capital finance and nomination committees of the board of directors.
      Bradley E. Barks has served as Interim Chief Accounting Officer since February 2005 and as Chief Financial Officer and Senior Vice President of Finance since March 2002, and as Senior Vice President of Finance of Global Preferred Re since September 2002, and Actuary of Global Preferred Re since October 2002. Mr. Barks also served as Chief Financial Officer of Global Preferred Re from September 2002 until February 2004. Prior to joining Global Preferred, Mr. Barks was self-employed as an independent financial and management consultant. From 1990 to 2000, Mr. Barks served as Senior Vice President — Finance of LifeUSA Holding, Inc. and its successor company Allianz Life Insurance Company of North America.

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
      Joseph F. Barone has served as a director since June 1998, and as Chairman since January 2002. Mr. Barone is a consultant to Firemark Investments, a private investment firm. From July 1997 to October 2003, Mr. Barone was Managing Director of Research for Firemark Investments. From January 1992 through June 1997, he was a Senior Vice President with Swiss Re Insurance. Prior to his tenure with Swiss Re, Mr. Barone was a Managing Director of Investment Banking for the insurance industry at Bear, Stearns & Co., Inc. Mr. Barone is a Chartered Financial Analyst and a member of the New York Society of Security Analysts and the Association of Insurance and Financial Analysts. He serves on the audit, investment, compensation and capital finance committees of the board of directors.
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
      Milan M. Radonich has served as a director since July 2001. Since May 2002, Mr. Radonich has been Chief Financial Officer of Benfield Inc., a subsidiary of Benfield Group Limited, a leading independently-owned global provider of reinsurance and risk advisory services. From October 2001 to April 2002, Mr. Radonich was self-employed as an independent consultant. From September 2000 to September 2001, he was Chief Financial Officer of Allied North America Insurance Brokerage Corp. of New York, a multi-line insurance brokerage firm. Prior to his affiliation with Allied, Mr. Radonich was with Ernst & Young LLP for 27 years in the insurance industry practice. Mr. Radonich is a certified public accountant, a Fellow of the Life Management Institute and serves as Co-Chairman of the Society of Insurance Financial Management’s Reinsurance Committee and served as former Co-Chairman of its Accounting Committee. He also holds memberships in the American Institute of Certified Public Accountants, the FLMI Society of Greater New York, the New York Area IASA, the Illinois and New York State Certified Public Accountant Societies, and the International Who’s Who of Professionals. He serves on the audit, compensation, investment, capital finance and nomination committees of the board of directors.
      C. Simon Scupham has served as a director since April 1996, as a director of Global Preferred Re since August 1995. Mr. Scupham is a director and Chairman of Shoreline Mutual Management Ltd., which is owned by IAS Global Captive Group, Ltd., which is also a holding company for International Advisory Services, Ltd. (“IAS”). IAS provides professional management services to international companies operating in Bermuda, including Global Preferred. From 2001 until 2004, Mr. Scupham also served as a director of IAS Global Captive Group, Ltd., which is the holding company for IAS. Mr. Scupham founded an insurance management company in 1991, which was subsequently acquired by and merged into IAS. Prior to joining IAS, Mr. Scupham served as the General Manager of Bermuda operations of the Kemper Group. He is a qualified Chartered Accountant and Associate Fellow of the Institute of Mathematics and its Applications. He serves on the audit and compensation committees of the board of directors.
Audit Committee and Audit Committee Financial Experts
      Our board of directors has established a separately designated standing audit committee for the purpose of overseeing our accounting and financial reporting processes and the audits of our financial statements. Messrs. Barone, Radonich and Scupham are the members of the committee. The board believes that the members of the audit committee, taken as a whole, based on their experiences and backgrounds, are qualified to effectively carry out the duties and responsibilities of the audit committee. The board has further determined that Mr. Radonich qualifies as the “audit committee financial expert” in accordance with the rules of the Securities and Exchange Commission.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act 1934 requires our directors and executive officers and persons who own beneficially more than 10% of the common stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission. To our knowledge, based solely on review of copies of such reports furnished to us, during the year ended December 31, 2004, each of the following persons failed to file a Form 4, Statement of Changes in Beneficial Ownership, on a timely basis: Joseph F. Barone; Monte Holm; Thomas W. Montgomery; Milan M. Radonich and C. Simon Scupham.
Code of Ethics
      Our board of directors has adopted a code of ethics entitled “Policy on Business Ethics” that is applicable to all members of our board of directors, our executive officers and our employees. We have posted the policy in the Investor Relations section of our website, at www.gphre.com. If, in the future, we amend, modify or waive a provision in the Policy on Business Ethics, we may, rather than filing a Form 8-K, satisfy the disclosure requirement under Item 10 of Form 8-K by posting such information on our website as necessary.

Item 11.	Executive Compensation
      The following table sets forth, for the years ended December 31, 2004, 2003 and 2002, the total compensation paid by the Company to our chief executive officer, and our next three most highly compensated executive officers whose salary and bonus for 2004 exceeded $100,000 (collectively, the “Named Executive Officers”).
Summary Compensation Table

					Long-Term
					Compensation
		Annual Compensation
					Securities
				All Other	Underlying
Name and Principal	Year	Salary	Bonus	Compensation	Options

Edward F. McKernan	2004	$326,656	$80,000	—	—
President and Chief Executive Officer	2003	326,794	35,000	—	—
	2002	325,986	123,300	—	—

Bradley E. Barks(1)	2004	$250,000	$35,000	$16,027	—
Chief Financial Officer, Interim Chief	2003	250,000	15,000	—	—
Accounting Officer and Senior	2002	201,923	9,200	44,833	—
Vice President of Finance

Caryl P. Shepherd	2004	$113,923	$33,000	—	—
Chief Accounting Officer, Vice	2003	100,000	15,000	—	—
President, Treasurer, Controller and	2002	98,327	30,300	—	—
Secretary

Thomas Bobowski(2)	2004	$127,000	$15,000	—	—
Vice President of Marketing	2003	122,000	15,000	—	—
	2002	98,539	—	—	—

(1)	Mr. Barks joined Global Preferred in March 2002.

(2)	Mr. Bobowski joined Global Preferred in March 2002 and his employment terminated on February 4, 2005.
Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values
      The following table sets forth for each of the Named Executive Officers the number and value of options exercised during the year ended December 31, 2004 as well as the number and value of securities underlying unexercised options that are held by the Named Executive Officers as of December 31, 2004.

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options
	Acquired	Value	Options at Fiscal Year-End		at Fiscal Year-End(1)
	on Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Edward F. McKernan	—	$—	40,313	38,437	$118,923	$107,989
Bradley E. Barks	—	—	7,500	19,500	$22,125	$54,645
Caryl P. Shepherd	—	—	16,500	18,000	$48,675	$50,220
Thomas Bobowski	—	—	4,876	13,500	$14,384	$37,665

(1)	Amounts disclosed in this column do not reflect amounts actually received by the Named Executive Officers but are calculated based on the difference between the fair market value on December 31, 2004 and the exercise price of the options. The Named Executive Officers will receive cash only if and when they sell the common stock issued upon exercise of the options, and the amount of cash received by such individuals is dependent on the price of the common stock at the time of such sale. The values are based on an estimated fair value of the common stock on December 31, 2004 of $13.41 per share, less the exercise price payable upon exercise of such options.

Option Grants in Last Fiscal Year
      The following table sets forth all individual grants of stock options during the fiscal year ended December 31, 2004, to each of the Named Executive Officers:

	Individual Grants

	Number of	Percent of
	Securities	Total Options	Exercise
	Underlying	Granted to	or Base		Grant Date
	Options	Employees in	Price Per	Expiration	Present
Name	Granted	Fiscal Year	Share(5)	Date	Value(6)

Edward F. McKernan(1)	11,250	29.4%	$10.94	5/26/14	$2,700
Bradley E. Barks(2)	6,000	15.7%	10.94	5/26/14	1,440
Caryl P. Shepherd(3)	6,000	15.7%	10.94	5/26/14	1,440
Thomas Bobowski(4)	4,500	11.8%	10.94	5/26/14	1,080

(1)	Of these options, 11,250 shares become exercisable in equal installments beginning on the first anniversary of the date of grant and continuing for three years thereafter until fully vested.
(2)	Of these options, 6,000 shares become exercisable in equal installments beginning on the first anniversary of the date of grant and continuing for three years thereafter until fully vested.
(3)	Of these options, 6,000 shares become exercisable in equal installments beginning on the first anniversary of the date of grant and continuing for three years thereafter until fully vested.
(4)	Of these options, 4,500 shares become exercisable in equal installments beginning on the first anniversary of the date of grant and continuing for three years thereafter until fully vested.
(5)	The exercise price of the options granted was equal to fair market value of the underlying stock on the date of grant.
(6)	The fair value of options granted in 2004 reported above was estimated at the date of grant using a binomial option valuation model and the following assumptions. The volatility used was 0%; the risk free interest rate was 3%; dividend yield was 0%; and the gross employee termination rate was 20%. Options were assumed to be exercised at varying rates depending upon the excess of the fair value of Global Preferred’s common stock modeled over the strike price of the option. These rates varied from 0% where the excess of the fair value of the common stock over the strike price of the option was $0 to 34% per year when this excess was $8.00 or higher. The weighted average estimated fair value at the grant date of the options reported above was $0.24.
Employment Agreements
      Edward F. McKernan, our Chief Executive Officer and President, is employed pursuant to a written employment agreement. Mr. McKernan’s employment agreement has a term which expires December 31, 2006 and is automatically renewed for additional one-year periods unless either party provides written notice of termination at least 60 days in advance of the expiration date of the current term. Mr. McKernan will receive a base salary of $325,000 for the year ended December 31, 2005. Mr. McKernan is eligible for an annual bonus in an amount to be determined by the board of directors. If upon a change of control of Global Preferred, Mr. McKernan resigns for good reason, as defined in the agreement, or is terminated without cause we will pay him an amount equal to 35 months of his then-current base salary over a twelve month period or in one lump sum payment. Upon Mr. McKernan’s resignation for good reason or termination without cause unrelated to a change of control, we will pay his base salary for the greater of twelve months or the number of months remaining on his employment agreement, not to exceed 24 months. Mr. McKernan’s employment agreement includes post-employment restrictive covenants not to solicit our customers or recruit our employees.
      Bradley E. Barks, our Chief Financial Officer, Interim Chief Accounting Officer and Senior Vice President of Finance, is employed pursuant to a written employment agreement which expires December 31, 2005, and is renewable by agreement of the parties for additional one year periods. Mr. Barks will receive a base salary of $267,800 per year under this contract and is eligible for an annual bonus in an amount to be determined by the board of directors. If Mr. Barks resigns for good reason, as defined in the agreement, or is terminated without cause, we will pay his base salary for twelve months and a prorated annual bonus payment to the extent earned by him. Mr. Barks’ employment agreement includes post-employment restrictive covenants not to solicit our customers or recruit our employees.
      Caryl P. Shepherd, our Chief Accounting Officer, Treasurer, Secretary, Controller and Vice President, is employed pursuant to a written employment agreement which expires December 31, 2005 and is renewable by agreement of the parties for additional one year periods. Ms. Shepherd will receive a base salary of $121,000 per year under this contract and is eligible for an annual bonus in an amount to be determined by the board of directors. Upon Ms. Shepherd’s resignation for good reason, as defined in the agreement, or termination without cause, we will pay her base salary for twelve months and a prorated annual bonus payment to the extent earned by her. Ms. Shepherd’s employment agreement includes post-employment restrictive covenants not to solicit our customers or recruit our employees.
      Thomas J. Bobowski, our former Vice President of Marketing, was employed pursuant to a written employment agreement which expired December 31, 2004, and was not renewed by the board of directors. Mr. Bobowski will receive separation pay of $134,327 through February 24, 2006, payable in equal installments in accordance with regular company payroll practices, unless remaining balances are paid in single lump sum payment at the company’s discretion. Mr. Bobowski’s employment agreement includes post-employment restrictive covenants not to solicit our customers or recruit our employees.
      In order to motivate and incentivize our employees to work towards the completion of a change of control, we have entered into agreements with each of our employees, including our executive officers, to augment their compensation packages. These change of control compensation packages consist of: (1) a cash severance payment intended to offset a portion of the employee’s costs arising from the discontinuation of health insurance and other employee benefits; (2) payment of outplacement services for employees terminated without cause following a change of control; (3) accelerated vesting of employee options in conjunction with a change of control, at the discretion of the Compensation Committee of the board of directors; (4) a cash retention bonus based on the achievement of certain milestone events by us that is earned by certain employees who are employed at the time of attainment of the milestones; (5) at the election of the Compensation Committee of the board of directors, the proration of any annual bonus earned by an employee who is terminated without cause following a change of control; and (6) participation in a cash transaction bonus pool set aside by us, the aggregate amount of which is based on the compensation payable by to our financial advisor in any change of control transaction, to be divided among certain of our employees at the time of the change of control based on their individual efforts towards the consummation of a change of control, as determined by the board of directors or Compensation Committee.
Director Compensation
      The non-employee members of the board of directors, Messrs. Barone, Montgomery, Radonich and Scupham, receive compensation of $1,500 per quarter for their service on the board of directors. In addition, we pay non-employee directors $500 for each board meeting or committee meeting attended. Directors who are employees do not receive any compensation for services performed in their capacity as directors. We reimburse each director for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and any of its committees.
      Non-employee directors are also eligible to receive options under the Global Preferred Holdings, Inc. Amended and Restated Directors Stock Option Plan, which became effective on June 17, 2003 (the “Directors Stock Option Plan”). Under the terms of the Directors Stock Option Plan, upon initially becoming an eligible director, a director is entitled to receive an option to purchase 5,625 shares of our common stock, and at the end of each completed year of service as an eligible director, a director shall be granted an option to purchase 1,000 shares of common stock. Pursuant to the Directors Stock Option Plan, 280,000 shares of common stock are reserved for issuance upon the exercised of options granted under the plan. As of March 14, 2005, options to acquire 83,625 shares have been granted under the Directors Stock Option Plan.

Compensation Committee Interlocks and Insider Participation
      C. Simon Scupham is Chairman of Shoreline Mutual Management Ltd., a member company of IAS Global Captive Group Ltd., and was a director of IAS Global Captive Group until 2004. IAS Global Captive Group is the parent company of International Advisory Services, Ltd., which acts as the principal representative for Global Preferred Re in Bermuda. We paid $60,000 in fees during each of the years ended December 31, 2002, 2003 and 2004 pursuant to our representation agreement with International Advisory Services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plan Information
      The following table provides aggregate information regarding grants under all equity compensation plans of Global Preferred through December 31, 2004.

Number of Securities
	Number of Securities	Weighted-average	Remaining Available for
	to be Issued Upon	Exercise Price of	Future Issuance Under
	Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in 1st Column)

Equity compensation plans approved by security holders	281,877	$10.53	1,498,123
Equity compensation plans not approved by security holders	-0-		-0-

Total	281,877	$10.53	1,498,123
Security Ownership of Certain Beneficial Owners
      The following table sets forth certain information regarding the ownership of our common stock, as of March 14, 2005, by each of our directors, each of our executive officers named in the summary compensation table, each person known to us to own beneficially more than 5% of our outstanding common stock and all of our directors and executive officers as a group.

	Number of Shares
	Beneficially	Percentage of Shares
Name	Owned(1)	Outstanding

S. Hubert Humphrey, Jr.(2)	849,999	20.5%
Monte Holm(3)	327,125	7.9%
Richard L. Thawley(4)	321,186	7.8%
Thomas W. Montgomery(5)	44,362	1.1%
Joseph F. Barone(6)	24,500	*
C. Simon Scupham(7)	17,000	*
Milan M. Radonich(8)	9,500	*
Edward F. McKernan(9)	86,250	2.1%
Caryl P. Shepherd(10)	34,500	*
Bradley E. Barks(11)	27,000	*
All directors and executive officers as a group (7 persons)(12)	243,112	5.9%

*	Less than one percent.

(1)	For purposes of calculating the percentage beneficially owned, the number of shares deemed outstanding as of March 14, 2005 includes: (a) 4,141,684 shares of common stock outstanding as of March 14, 2005; and (b) shares issuable pursuant to options held by the respective person or group which may be exercised within 60 days following March 14, 2005 (“Presently Exercisable Options”).

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

(2)	Mr. Humphrey’s business address is 3975 Johns Creek Ct., Suite 100, Suwanee, Georgia 30024.

(3)	This number includes (a) options to purchase 1,406 shares of common stock exercisable within 60 days; (b) 60,000 shares held jointly with Mr. Holm’s wife; and (c) 165,000 shares held in seven trusts created by Mr. Holm and his wife. Mr. Holm’s business address is 219 Garnet Lane, Mesquite, Nevada 89027.

(4)	This number includes (a) 137,700 shares owned by two trusts for the benefit of Mr. Thawley and his wife, and (b) 30,000 shares owned by Mr. Thawley’s children. Mr. Thawley’s business address is 1110 W. Kettleman Lane, Suite 24, Lodi, California 95240.

(5)	This number includes Presently Exercisable Options to purchase 15,250 shares of common stock.

(6)	This number includes Presently Exercisable Options to purchase 15,250 shares of common stock.

(7)	This number includes Presently Exercisable Options to purchase 10,250 shares of common stock.

(8)	This number includes Presently Exercisable Options to purchase 3,750 shares of common stock.

(9)	This number includes Presently Exercisable Options to purchase 40,313 shares of common stock.

(10)	This number includes Presently Exercisable Options to purchase 16,500 shares of common stock.

(11)	This number includes Presently Exercisable Options to purchase 7,500 shares of common stock.

(12)	This number includes Presently Exercisable Options to purchase 108,813 shares of common stock.
Item 13.     Certain Relationships and Related Transactions
      The following sections discuss various transactions and relationships between us and parties affiliated or related to us. We believe that each of our transactions with related parties are on terms as favorable to us as could have been obtained from unrelated third parties.
Agreements with AEGON, N.V. and its Affiliates
      We issued a $5.0 million convertible note, due July 29, 2004, to Money Services, Inc., a subsidiary of AEGON USA, Inc. and indirect subsidiary of AEGON N.V. The note bore simple interest at a rate of 7.5% per year and was convertible into 312,750 shares of our common stock. We repaid the note in full, plus outstanding interest of $187,500 on July 29, 2004.
      The Reorganization Agreement we entered into on December 30, 2004 with AEGON N.V., the ultimate parent of AEGON USA, Inc., Western Reserve, World Financial Group, Inc. and Money Services, Inc. provides that a direct, wholly owned subsidiary of AEGON will acquire all of the outstanding shares of Global Preferred Re in exchange for AEGON common shares.
      We have four separate reinsurance agreements with Western Reserve that cover variable universal life insurance and variable annuity policies issued by Western Reserve on or after various dates after January 1, 1992, which were sold by the agents of World Financial Group and its predecessor. For the year ended December 31, 2004, we earned $27.5 million in revenues from our reinsurance agreements with Western Reserve. Also in July 2001, we entered into the First Right Agreement with Western Reserve. The First Right Agreement provides us the right to reinsure certain policies issued by Western Reserve or its U.S. affiliates which are sold by agents associated with World Financial Group.
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
Management Agreement
      In 1995, Global Preferred Re entered into an agreement with International Advisory Services, Ltd. (“IAS”), formerly CFM Insurance Managers, Ltd. and a subsidiary of IAS Global Captive Group, Ltd., which provides professional insurance management services to international companies operating in Bermuda. C. Simon Scupham, a director of Global Preferred and of Global Preferred Re, is a director and Chairman of Shoreline Mutual Management Ltd., a member company of IAS Global Captive Group, which is the holding company for IAS. Pursuant to this agreement, IAS acts as the managing agent and the Principal Representative for Global Preferred Re in Bermuda. This agreement is for an unlimited duration, but may be terminated by either party upon three months prior written notice or upon 30 days prior written notice under specified circumstances. We paid $60,000 in fees during each of the years ended December 31, 2002, 2003 and 2004 pursuant to the agreement with IAS.

Item 14.	Principal Accountant Fees and Services
Audit Fees
      The fees for professional audit services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for the year ended December 31, 2003 totaled $95,300. The fees for professional audit services rendered by Marcum & Kliegman LLP for the audit of our annual financial statements for the year ended December 31, 2004 totaled $97,500.
Audit-Related Fees
      There were no other audit-related services provided by Deloitte & Touche LLP or Marcum & Kliegman LLP during the years ended December 31, 2003 and December 31, 2004, exclusive of the fees disclosed above.
Tax Fees
      There were no tax compliance, tax consulting or tax planning services provided by Deloitte & Touche LLP or Marcum & Kliegman LLP during the years ended December 31, 2003 and December 31, 2004.
All Other Fees
      No other aggregate fees were billed by Deloitte & Touche LLP or Marcum & Kliegman LLP for all other services during the years ended December 31, 2003 and December 31, 2004, exclusive of the fees disclosed in the above sections.
Consideration of Non-Audit Services Provided by the Independent Auditors
      The Audit Committee pre-approves all non-audit services provided by our independent auditors, but only to the extent that the non-audit services are not prohibited under applicable law and the Audit Committee reasonably determines that the non-audit services do not impair the independence of the independent auditors.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed or incorporated by reference as part of this Form 10-K.

1. The audited consolidated financial statements of Global Preferred Holdings, Inc. and the related reports of independent registered public accounting firms listed in the Index to Financial Statements appearing on page F-1.

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
Date: March 31, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD F. MCKERNAN Edward F. McKernan	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2005

/s/ BRADLEY E. BARKS Bradley E. Barks	Chief Financial Officer, Interim Chief Accounting Officer and Senior Vice President — Finance (Principal Financial Officer and Principal Accounting Officer)	March 31, 2005

/s/ JOSEPH F. BARONE Joseph F. Barone	Chairman of the Board of Directors and Director	March 31, 2005

/s/ MILAN M. RADONICH Milan M. Radonich	Director	March 31, 2005

/s/ THOMAS W. MONTGOMERY Thomas W. Montgomery	Director	March 31, 2005

INDEX TO EXHIBITS

Exhibit
Number		Description

2.1		Agreement and Plan of Reorganization, dated as of December 30, 2004, by and among AEGON N.V., GPRE Acquisition Corp. and Global Preferred Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on January 4, 2005).
3.1		Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed on June 28, 1995).
3	.1.1	Amendment to Certificate of Incorporation of the Registrant, changing the name of the Company to “The WMA Corporation” (incorporated by reference to Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, filed on May 15, 1998).
3	.1.2	Amendment to Certificate of Incorporation of the Registrant, increasing the number of authorized shares of common stock and creating a new class of authorized shares of preferred stock (incorporated by reference to Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, filed on August 16, 1999).
3	.1.3	Certificate of Amendment to Certificate of Incorporation of the Registrant, changing the name of the Company to “Global Preferred Holdings, Inc.” (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed on November 14, 2001).
3	.1.4	Amendment to Certificate of Incorporation of the Registrant, decreasing the number of authorized shares of common stock and preferred stock and reducing the par value of the preferred stock (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, filed on August 14, 2003).
3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 filed on February 22, 2002).
4.1		Revised Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 filed on February 22, 2002).
10.1		Reinsurance Agreement No. 1 with Western Reserve Life Assurance Co. of Ohio, dated July 9, 1996 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, filed on May 15, 1998).
10	.2*	Automatic Variable Annuity Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective January 1, 1998 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, filed on August 14, 1998).
10	.3*	Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 with Western Reserve Life Assurance Co. of Ohio, effective April 1, 1998 (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, filed on August 14, 1998).
10.4		Management Agreement dated August 2, 1995 with CFM Insurance Managers, Ltd. (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1997, filed on October 1, 1998).
10.5		Directed Reinsurance Agreement with WMA Agency, dated June 8, 1998 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, filed on November 16, 1998).
10.6		Amendment Number 1 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 with Western Reserve Life Assurance Co. of Ohio, effective January 1, 1999 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, filed on November 15, 1999).
10.7		Amendment Number 1 to the Automatic Variable Annuity Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective January 1, 1999 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, filed on November 15, 1999).

Exhibit
Number		Description

10	.8*	Amendment Number 2 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 with Western Reserve Life Assurance Co. of Ohio, effective October 1, 1999 (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000).
10	.9*	Automatic Flexible Premium Variable Life Reinsurance Agreement Number 3 with Western Reserve Life Assurance Co. of Ohio, effective October 1, 1999 (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000).
10	.10*	Amendment Number 2 to the Automatic Variable Annuity Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective October 1, 1999 (incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000).
10.11		Amendment Number 3 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 with Western Reserve Life Assurance Co. of Ohio, effective February 1, 2000 (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000).
10.12		Amendment Number 3 to the Automatic Variable Annuity Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective February 1, 2000 (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed on March 30, 2000).
10	.13*	Amendment Number 4 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 with Western Reserve, effective January 1, 2000 (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000, filed on March 20, 2001).
10	.14*	Amendment Number 5 to the Automatic Variable Annuity Reinsurance Agreement with Western Reserve, effective January 1, 2000 (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000, filed on March 20, 2001).
10.15		Third Amendment and Joinder to the Directed Reinsurance Agreement with World Marketing Alliance, Inc. and World Financial Group, Inc. dated July 12, 2001 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed on August 13, 2001).
10.16		First Right Agreement with Western Reserve Life Assurance Co. of Ohio dated July 12, 2001 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed on August 13, 2001).
10.17		Amendment Number 3 to the Automatic Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective as of September 18, 2001 (incorporated by reference to Exhibit 10.33 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.18		Amendment Number 5 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 2 with Western Reserve, effective September 18, 2001 (incorporated by reference to Exhibit 10.34 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10	.19*	Amendment Number 6 to the Automatic Flexible Premium Variable Life Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective September 18, 2001(incorporated by reference to Exhibit 10.35 to Registrant’s Registration Statement on Form S-1/A, filed on May 8, 2002).
10.20		Amendment Number 2 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 3 with Western Reserve Life Assurance Co. of Ohio, effective September 18, 2001 (incorporated by reference to Exhibit 10.36 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.21		Amendment Number 6 to the Automatic Variable Annuity Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective September 18, 2001(incorporated by reference to Exhibit 10.37 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).

Exhibit
Number		Description

10.22		Global Preferred Holdings, Inc. Stock Incentive Plan and Form of Stock Option Grant Certificate (incorporated by reference to Exhibit 10.38 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.23		Global Preferred Holdings, Inc. Directors Stock Option Plan and Form of Stock Option Grant Certificate (incorporated by reference to Exhibit 10.39 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.24		Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.40 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.25		Employment Agreement by and between the Registrant and Edward F. McKernan, effective January 1, 2002 (incorporated by reference to Exhibit 10.41 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.26		Employment Agreement by and between the Registrant and Caryl P. Shepherd, effective February 1, 2002 (incorporated by reference to Exhibit 10.42 to Registrant’s Registration Statement on Form S-1/A, filed on March 29, 2002).
10.27		Form of Stock Option Grant Certificate for S. Hubert Humphrey, Jr. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K, filed on February 22, 2002).
10.28		Employment Agreement by and between the Registrant and Bradley E. Barks, effective March 4, 2002 (incorporated by reference to Exhibit 10.45 to Registrant’s Registration Statement on Form S-1/A, filed on March 29, 2002).
10	.29*	Automatic Pool Reinsurance Agreement, effective April 1, 1998, with American Phoenix Life and Reinsurance Company, Swiss Re Life & Health America, Inc., The Lincoln National Life Insurance Company and Transamerica Occidental Life Insurance Company (incorporated by reference to Exhibit 10.47 to Registrant’s Registration Statement on Form S-1/A, filed on May 8, 2002).
10.30		Amendment Number 7 to the Automatic Flexible Premium Variable Life Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective January 1, 2002 (incorporated by reference to Exhibit 10.48 to Registrant’s Registration Statement on Form S-1/A, filed on April 19, 2002).
10.31		Amendment Number 3 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 3 with Western Reserve Life Assurance Co. of Ohio, effective January 1, 2002 (incorporated by reference to Exhibit 10.49 to Registrant’s Registration Statement on Form S-1/A, filed on April 19, 2002).
10.32		Amendment Number 7 to the Automatic Variable Annuity Reinsurance Agreement with Western Reserve Life Assurance Co. of Ohio, effective January 1, 2002 (incorporated by reference to Exhibit 10.50 to Registrant’s Registration Statement on Form S-1/A, filed on April 19, 2002).
10.33		First Amendment to Employment Agreement by and between the Registrant and Bradley E. Barks, effective July 30, 2002 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002).
10.34		Lease Agreement by and between the Registrant and Metropolitan Life Insurance Company effective September 12, 2002 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed on November 20, 2002).
10.35		Renewal of the Employment Agreement by and between the Registrant and Bradley E. Barks, effective March 1, 2003 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003).
10.36		Renewal of the Employment Agreement by and between the Registrant and Caryl P. Shepherd, effective February 1, 2003 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003).
10.37		First Amendment to the Employment Agreement by and between the Registrant and Edward F. McKernan, effective April 1, 2003 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003).

Exhibit
Number	Description

10.38	First Amendment to the Lease Agreement by and between the Registrant and Metropolitan Life Insurance Company effective July 14, 2003 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 14, 2003).
10.39	Amendment No. 4 to the Automatic Flexible Premium Variable Life Reinsurance Agreement Number 3 Between Western Reserve and Global Preferred Re Limited effective July 1, 2003 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 14, 2003).
10.40	Extension and Tolling Agreement between Registrant and Western Reserve, effective December 15, 2003 (incorporated by reference to Exhibit 10.48 to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003).
10.41	Second Renewal of Employment Agreement by and between the Registrant and Bradley E. Barks, effective January 1, 2004 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.42	Second Renewal of Employment Agreement by and between the Registrant and Caryl P. Shepherd, effective January 1, 2004 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.43	Second Amendment to Employment Agreement by and between the Registrant and Edward F. McKernan, effective May 26, 2004 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.44	Second Amendment to the Lease Agreement by and between the Registrant and Metropolitan Life Insurance Company effective June 14, 2004 (incorporated by reference to Exhibit 10.2 to Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.45	Amendment to Extension and Tolling Agreement between Registrant and Western Reserve, effective December 30, 2004.
10.46	Letter Agreement by and between Registrant and Bradley E. Barks, dated March 12, 2004.
10.47	Letter Agreement by and between Registrant and Caryl P. Shepherd, dated March 12, 2004.
10.48	Letter Agreement by and between Registrant and Edward F. McKernan, dated March 12, 2004.
16.1	Letter of KPMG LLP to the Securities and Exchange Commission dated June 26, 2003 regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to Registrant’s Current Report on Form 8-K filed on June 26, 2003).
16.2	Letter of Deloitte & Touche LLP to the Securities and Exchange Commission dated November 12, 2004 regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2004).
23.1	Consent of Marcum & Kliegman LLP.
23.2	Consent of Deloitte & Touche LLP.
23.3	Consent of KPMG LLP.
31.1	Certification by Edward F. McKernan, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Bradley E. Barks, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Edward F. McKernan, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Bradley E. Barks, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Safe Harbor Compliance Statement For Forward-Looking Statements.

*	Confidential Treatment has been requested with respect to portions of these documents. The omitted portions of these documents were filed separately with the Securities and Exchange Commission.

GLOBAL PREFERRED HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Global Preferred Holdings, Inc.:
      We have audited the accompanying consolidated balance sheets of Global Preferred Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Preferred Holdings, Inc. and its subsidiaries as of December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
      As more fully described in Note 1 to the notes to the consolidated financial statements, the Company announced on December 30, 2004 that it has entered into an agreement and plan of reorganization (the “Reorganization Agreement”) with AEGON N.V. and its wholly owned subsidiary, GPRE Acquisition Corp. (“GAC”). The Reorganization Agreement specifies that the transaction is subject to various closing conditions including approval of the Company’s stockholders. If the transaction is consummated, the Company will (i) transfer to GAC all of the outstanding shares of Global Preferred Re Limited (the Company’s wholly owned subsidiary, through which substantially all of the Company’s operations are conducted) in exchange for common shares of AEGON N.V., (ii) wind up its operations, and (iii) distribute remaining cash and assets to its stockholders in accordance with the Reorganization Agreement.

/s/ Marcum & Kliegman LLP
Melville, NY
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
      We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Preferred Holdings, Inc. and its subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 29, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Global Preferred Holdings, Inc.:
      We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income and cash flows of Global Preferred Holdings, Inc. and subsidiaries (“Global Preferred”) for the year ended December 31, 2002. These consolidated financial statements are the responsibility of Global Preferred’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Global Preferred for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Atlanta, Georgia
March 14, 2003

GLOBAL PREFERRED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2004

ASSETS
Fixed maturity securities — available for sale (amortized cost of $15,057,808 and $19,885,253 for 2003 and 2004, respectively)	$15,267,477	$20,071,625
Equity securities — available for sale (cost of $2,009,360 for 2003)	1,998,932	—
Other equity investments (cost of $500,000 for 2003 and 2004)	501,259	548,819
Cash and cash equivalents	11,580,045	12,463,601
Reinsured policy loans	1,270,711	1,475,516

Total invested assets	30,618,424	34,559,561
Investment income due and accrued	197,020	234,220
Accounts receivable	44,588	11,357
Reinsurance balances receivable	2,112,462	2,567,121
Deferred acquisition costs	45,607,865	40,167,670
Prepaid expenses	519,888	223,973
Current income tax recoverable	48,152	—
Fixed assets (net of accumulated depreciation of $336,817 and $433,046 for 2003 and 2004, respectively)	135,495	43,095

Total assets	$79,283,894	$77,806,997

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Future policy benefits	$18,881,390	$19,401,495
Reinsurance balances payable	169,481	—
Accrued expenses and accounts payable	517,078	526,316
Accrued interest payable	158,219	—
Current income tax payable	—	377,075
Current maturities of long-term debt	5,000,000	—
Deferred tax liability	9,252,250	8,236,127

Total liabilities	33,978,418	28,541,013

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $.001, 2,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.001, 15,000,000 shares authorized; 4,149,074 shares issued	4,149	4,149
Additional paid-in capital	23,326,026	23,326,026
Accumulated other comprehensive income	132,331	123,007
Retained earnings	21,892,237	25,862,069
Treasury stock, at cost (7,390 shares)	(49,267)	(49,267)

Total stockholders’ equity	45,305,476	49,265,984

Total liabilities and stockholders’ equity	$79,283,894	$77,806,997

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2002	2003	2004

Revenues:
Premiums	$17,984,990	$17,401,266	$17,109,121
Reinsured policy revenues	13,859,540	12,796,537	12,532,579
Net investment income	741,691	406,993	849,233
Net realized gain (loss) on investments	427,823	21,476	(27,364)
Net unrealized gain on trading investments	—	—	48,819
Other income	530	62,786	15,681

Total revenues	33,014,574	30,689,058	30,528,069

Benefits and expenses:
Benefits, claims and settlement expenses	8,428,898	9,268,559	6,903,934
Change in future policy benefits	1,525,570	1,054,256	645,436
Reinsurance expense allowances, net	8,517,836	8,135,785	7,685,870
Amortization of deferred acquisition costs	7,023,815	5,536,839	6,208,647
Operating expenses	3,119,932	3,386,942	3,327,312
Costs of withdrawn offering	1,712,000	—	—
Interest expense	380,116	375,000	216,781

Total benefits and expenses	30,708,167	27,757,381	24,987,980

Income before income tax	2,306,407	2,931,677	5,540,089
Income tax expense	(788,730)	(998,262)	(1,570,257)

Net income available to common stockholders	$1,517,677	$1,933,415	$3,969,832

Basic earnings per share	$0.37	$0.47	$0.96

Diluted earnings per share	$0.37	$0.47	$0.95

Weighted average common shares outstanding	4,141,684	4,141,684	4,141,684

Total weighted average common and common equivalent shares outstanding	4,141,684	4,141,684	4,157,539

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Years Ended December 31, 2002, 2003 and 2004

						Accumulated
	Number					Other
	of		Number of		Additional	Comprehensive			Total
	Preferred	Preferred	Common	Common	Paid-In	Income	Retained	Treasury	Stockholders’	Comprehensive
	Shares	Stock	Shares	Stock	Capital	(Loss)	Earnings	Stock	Equity	Income

Balance, January 1, 2002	266,047	$532,094	3,750,000	$3,750	$22,794,331	$246,531	$18,441,145	$(49,267)	$41,968,584
Comprehensive income
Net income							1,517,677		1,517,677	$1,517,677
Other comprehensive income, net of tax						(164,406)			(164,406)	(164,406)

Total comprehensive income										$1,353,271

Preferred stock conversion	(266,047)	(532,094)	399,074	399	531,695	—	—	—	—

Balance, December 31, 2002	—	—	4,149,074	4,149	23,326,026	82,125	19,958,822	(49,267)	43,321,855
Comprehensive income
Net income							1,933,415		1,933,415	$1,933,415
Other comprehensive loss, net of tax						50,206			50,206	50,206

Total comprehensive income										$1,983,621

Balance, December 31, 2003	—	—	4,149,074	4,149	23,326,026	132,331	21,892,237	(49,267)	45,305,476
Comprehensive income
Net income							3,969,832		3,969,832	$3,969,832
Other comprehensive income, net of tax						(9,324)			(9,324)	(9,324)

Total comprehensive income										$3,960,508

Balance, December 31, 2004	—	$—	4,149,074	$4,149	$23,326,026	$123,007	$25,862,069	$(49,267)	$49,265,984

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2003	2004

Cash flows from operating activities:
Net income	$1,517,677	$1,933,415	$3,969,832
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	7,072,737	5,633,217	6,450,210
Costs of withdrawn offering	1,712,000	—	—
Deferred tax expense (benefit)	771,649	871,664	(1,011,320)
Net realized loss (gain) on investments	(427,823)	(21,476)	27,364
Net unrealized gain on trading investments	—	—	(48,819)
Change in:
Investment income due and accrued	91,173	(116,138)	(37,200)
Accounts receivable	(215,500)	170,912	33,231
Reinsurance balances receivable	(236,041)	966,487	(454,658)
Deferred acquisition costs	(14,073,855)	(1,294,395)	(768,452)
Prepaid expenses	(762,212)	368,774	295,915
Current income tax recoverable	(172,500)	124,348	48,152
Future policy benefits	5,012,243	1,957,615	520,105
Reinsurance balances payable	(146,688)	127,351	(169,481)
Accrued expenses and accounts payable	(71,047)	43,442	9,237
Accrued interest payable	—	—	(158,219)
Current income tax payable	(413,299)	—	377,075

Net cash provided by (used in) operating activities	(341,486)	10,765,216	9,082,972

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	9,856,622	421,282	3,038,916
Proceeds from principal payments on mortgage-backed securities of available-for-sale securities	1,096,204	738,085	324,330
Proceeds from maturity of available-for-sale securities	600,000	800,000	400,000
Purchase of fixed maturity and equity securities	(1,958,013)	(16,831,299)	(6,754,030)
Change in reinsured policy loans	(102,365)	(154,717)	(204,805)
Purchase of fixed assets	(219,928)	(16,778)	(3,828)

Net cash provided by (used in) investing activities	9,272,520	(15,043,427)	(3,199,417)

Cash flows from financing activities:
Repayment of short term debt	—	—	(5,000,000)
Prepaid expenses — costs of withdrawn offering	577,112	—	—
Costs of withdrawn offering	(1,712,000)	—	—

Net cash used in financing activities	(1,134,888)	—	(5,000,000)

Net increase (decrease) in cash and cash equivalents	7,796,146	(4,278,211)	883,555
Cash and cash equivalents at beginning of period	8,062,110	15,858,256	11,580,045

Cash and cash equivalents at end of period	$15,858,256	$11,580,045	$12,463,600

Supplemental disclosure of cash flow information:
Interest paid	$380,116	$375,000	$216,781

Income taxes paid	$602,880	$2,250	$2,156,350

See accompanying notes to consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2003 and 2004

1.	Organization
      Global Preferred Holdings, Inc. was formed March 9, 1995 as an insurance holding company.
      The consolidated financial statements include the assets, liabilities and results of operations of Global Preferred Holdings, Inc. (“Global Preferred”) and its wholly owned subsidiaries, Global Preferred Re Limited (“Global Preferred Re”), Global Preferred Solutions, Inc., Global Preferred Resources, Inc. and Preferred Advantage Insurance Services, Inc. Global Preferred Re is a Bermuda company registered as a long-term insurer under the Bermuda Insurance Act 1978. Global Preferred together with its subsidiaries are referred to collectively as “Global Preferred” unless the context otherwise requires or otherwise as expressly stated. Global Preferred Solutions, Inc., Global Preferred Resources, Inc. and Preferred Advantage Insurance Services, Inc. are substantially inactive entities.
      Global Preferred was formed principally to provide an opportunity for independent agents associated with an independent marketing organization to participate indirectly in the reinsurance of the policies they sell. Global Preferred’s core business consists of providing reinsurance facilities and services necessary to establish, manage and maintain reinsurance relationships between independent marketing organizations (“IMOs”) and life insurance companies. An IMO is an organization of independent agents that contracts with one or more insurance companies to distribute and market securities and insurance products. Many of the individual agents that purchased equity in Global Preferred are currently associated with World Financial Group, Inc., an IMO affiliate of AEGON USA, Inc., and who collectively own a significant portion of the outstanding common stock of Global Preferred. To date, the agents associated with World Financial Group, and its predecessor, have sold all life insurance and annuity policies reinsured by Global Preferred.
      Reinsurance is an arrangement under which an insurance company (the “reinsurer”) agrees to indemnify another insurance company (the “ceding life company”) for all or a portion of the insurance risks underwritten by the ceding life company. The reinsurer assumes a portion of the underwritten risk in exchange for a portion of the premium collected. Global Preferred currently assumes portions of mortality and other risks relating to life insurance and annuity policies in order to share in the net profits generated through the sale of such policies.
      On December 30, 2004, Global Preferred announced that it had entered into an agreement and plan of reorganization (the “Reorganization Agreement”) with AEGON N.V. (“AEGON”) and GPRE Acquisition Corp. (“GAC”), a direct, wholly owned subsidiary of AEGON, to transfer to GAC all of the outstanding shares of Global Preferred Re. Pursuant to the terms of the Reorganization Agreement, Global Preferred will receive AEGON common shares in exchange for all of the outstanding shares of Global Preferred Re. The Reorganization Agreement provides that Global Preferred will dissolve and distribute all remaining AEGON common shares received pursuant to the Reorganization Agreement and any of its other remaining assets to its stockholders, after making adequate provision for its liabilities in accordance with Delaware law, no more than twelve months after closing of the asset transfer.
      The Reorganization Agreement specifies that the transaction is subject to the approval of Global Preferred’s stockholders, customary closing conditions and regulatory reviews, including approval of the transaction by the Bermuda Monetary Authority. The Reorganization Agreement is terminable in certain circumstances, some of which may be subject to payment of a termination fee by the respective terminating party. If this transaction is not completed, Global Preferred’s operations will continue as it explores alternatives to offer its stockholders liquidity for their Global Preferred stock.

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Investments. Global Preferred classifies all fixed maturity securities and equity securities, not classified as trading securities, as “available for sale.” Such securities are reported at fair value. Fixed maturity securities available for sale are so classified based upon the possibility that such securities could be sold prior to maturity if that action enables Global Preferred to execute its investment philosophy and appropriately match investment results to operating and liquidity needs. Equity securities are classified as available for sale because Global Preferred does not intend to actively trade these securities. Unrealized gains and losses on marketable equity securities and fixed maturity securities available for sale, less applicable deferred income taxes, are reported as a separate component of accumulated other comprehensive income within stockholders’ equity. Other equity investments, classified as trading securities are bought and held principally for the purpose of selling them in the near term and are reported at fair value. Unrealized gains and losses on trading securities are reported as a separate revenue component on the income statement.
      Global Preferred’s policy is to reflect an other-than-temporary impairment in securities investments when the fair value of these securities is lower than the cost basis for an extended period of time. Any such impairment identified would result in a write-down of the cost basis of the individual security to its fair value to establish a new cost basis and to reflect a realized capital loss in the consolidated statements of income. No impairments in value have occurred which would require Global Preferred to make such an adjustment.
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
      Fair Value Disclosure. The carrying values of cash and cash equivalents, reinsurance receivables and payables, accounts receivables and payables, accrued expenses and short-term debt approximate their fair values due to the short-term nature of these accounts. Taking into consideration the basis of reinsurance under the reinsurance agreements, the carrying value of future policy benefits approximates its fair value. See Note 3 for fair value information concerning Global Preferred’s investment portfolio.
      Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and on deposit purchased with original maturities of three months or less. Cash and cash equivalents may also include cash in transit from the sale of securities at year-end.
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

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred acquisition costs are amortized over the lives of the underlying policies with regard to the terms of the reinsurance agreements.
      On those policies reinsured under a renewable term agreement, deferred acquisition costs are amortized in proportion to the premium revenue related to the mortality risk reinsured. Such premium revenue is estimated using the same assumptions used for computing liabilities for future policy benefits. Such assumptions include estimates of expected investment yields, mortality, persistency and expenses applicable at the time the policies are reinsured. Original assumptions on renewable term business continue to be used in subsequent accounting periods, to determine changes in the deferred acquisition costs, unless a premium deficiency exists. Under the renewable term agreements, the amortization is in proportion to the ratio of premiums collected during the then current period to total anticipated premiums and is adjusted to reflect actual persistency of the insurance in force.
      For policies reinsured under a coinsurance or modified coinsurance agreement, deferred acquisition costs are amortized in proportion to gross profits associated with mortality margins, investment margins, surrender charges and expense margins reinsured. Management periodically reviews Global Preferred’s assumptions concerning future experience with regard to mortality, persistency, investment yields and expenses in determining its estimates of future gross profits. Upon adoption of any change in assumptions used with regard to future experience, the amortization of Global Preferred’s deferred acquisition costs will be recalculated and adjustments, if any, will be reflected during the then current accounting period.
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
      Future Policy Benefits. Liabilities for future benefits on life insurance policies reinsured on a renewable term basis are established in an amount believed to be adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits under long-term life insurance policies have been computed based on estimates of investment yields, mortality and withdrawal rates expected at the time the policies are reinsured, and other assumptions including estimates for incurred but not reported claims. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured and other appropriate factors. The assumptions for estimated investment yields are based upon various factors including then current yields on Global Preferred’s investment portfolio and market rates for new investments. Interest rates used in estimating future policy benefits ranged from 5.5% to 7.0% at the time the policies in force were reinsured. The mortality and withdrawal assumptions are based on Global Preferred’s experience, industry experience and industry standards. Policy and contract reserves are included in the liability for future policy benefits on the consolidated balance sheets.
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

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Income Taxes. Global Preferred uses the asset and liability method to record deferred income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using an effective federal tax rate of 34%. Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes specifically excludes recognition of the “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on Global Preferred’s future earnings may ultimately prove to be lower than the 34% tax rate used to determine the deferred income tax liabilities and related expenses as required under SFAS No. 109.
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
      Earnings Per Share. Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period, in accordance with SFAS No. 128, Earnings Per Share. Diluted earnings per share are computed based on the total weighted-average number of common and common equivalent shares outstanding during the period. Global Preferred had 281,875 stock options, granted in 2003 and 2004, outstanding on December 31, 2004. The dilutive effect of these stock options, which was computed using the treasury stock method, was not significant to Global Preferred’s financial statements for the year ended December 31, 2004 and was anti-dilutive for the year ended December 31, 2003.
      Global Preferred also considered the convertible note issued to Money Services, Inc., which was repaid in 2004 in its diluted earnings per share calculation. For the years ended December 31, 2002 and 2003, the incremental shares issued and the income impact upon the conversion of the convertible note were excluded because they would have been anti-dilutive.
      Common Stock. Shares of convertible preferred stock issued in June and July 2000 were converted to common stock on January 1, 2002. No other changes to common stock occurred during 2003 or 2004.
      Stock Compensation Plan. Global Preferred applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock-based compensation plans. Global Preferred has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.
      Global Preferred’s employee stock incentive plan and directors stock option plan (the “stock option plans”) are accounted for under the intrinsic value recognition and measurement principles of APB

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The application of APB No. 25 did not result in significant compensation expense for the years ended 2003 and 2004. The following table illustrates the effect on net income and earnings per share if Global Preferred had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock option plans as of the dates reported.
      For purposes of this pro-forma disclosure, the estimated fair value of the options is assumed to be amortized as a stock-based compensation expense over the options’ vesting periods.

	Year Ended December 31,

	2002	2003	2004

	(In thousands, except
	per share amounts)
Net income, as reported	$1,517.7	$1,933.4	$3,969.8
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	—	(16.1)	(16.9)

Pro-forma net income	$1,517.7	$1,917.3	$3,952.9

Reported basic earnings per common share	$0.37	$0.47	$0.96

Reported diluted earnings per common share	$0.37	$0.47	$0.95

Pro-forma basic earnings per common share	$0.37	$0.46	$0.95

Pro-forma diluted earnings per common share	$0.37	$0.46	$0.95

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

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In December 2004, FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation. Because Global Preferred is a non-public company, as defined in SFAS No. 123, the provisions of this statement are effective for fiscal periods beginning after December 15, 2005. Global Preferred is in the process of analyzing the effect of this statement.
      In November 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and in January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, as revised by Interpretation 46R, issued in December 2003. The issuance of Interpretation No. 45 did not have a material impact on Global Preferred’s financial statements. The issuance of Interpretation No. 46R did not have a material impact on Global Preferred’s financial statements.
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
      In November 2003, FASB ratified the consensus of the Emerging Issues Task Force (EITF) on the disclosure portion of Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. While certain provisions are pending further discussion by the Task Force, EITF 03-1 requires certain disclosures with regard to investments in an unrealized loss position, which are not considered other-than-temporarily impaired. These disclosures are intended to provide information regarding the conclusion that the impairments are not other-than-temporary. The implementation of this EITF did not have a material impact on Global Preferred’s financial statements.
      Reclassification. Global Preferred has reclassified the presentation of certain 2002 and 2003 information to conform to the 2004 presentation.

3.	Investments
      Major categories of net investment income consist of the following:

	Year Ended December 31,

	2002	2003	2004

Fixed maturity securities	$716,165	$271,307	$764,119
Equity securities, available for sale	—	15,178	31,244
Cash and cash equivalents	93,125	188,303	139,156

	809,290	474,788	934,519
Investment expenses	(67,599)	(67,795)	(85,286)

Net investment income	$741,691	$406,993	$849,233

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the amortized cost; unrealized gains and losses; total estimated fair values; and estimated fair values for investments with unrealized losses for fixed maturity and equity securities, available for sale at December 31, 2003 and 2004. The number of available for sale securities with unrealized losses increased from 5 at December 31, 2003 to 16 at December 31, 2004. None of these investments had been in an unrealized loss position for 12 months or more. The largest unrealized loss by dollar amount on a single security was $10,444, or 0.5% of fair value of the security, and $12,636, or 2.6% of fair value of the security at December 31, 2003 and 2004, respectively. All of the unrealized losses on investments were caused by increases in market interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because Global Preferred has the ability and intent to hold these investments until they recover their fair value, which may be at maturity, Global Preferred does not consider any of these investments to be other-than-temporarily impaired at December 31, 2004.

					Fair Value of
					Securities
					with
	Amortized	Unrealized	Unrealized	Total Fair	Unrealized
	Cost	Gains	Losses	Value	Losses

2003
Fixed maturity securities:
U.S. government corporations and agencies	$3,993,105	$39,083	$—	$4,032,188	$—
Corporate	10,701,005	154,377	5,639	10,849,743	2,112,810
Mortgage-backed securities	363,698	21,848	—	385,546	—

Total	15,057,808	215,308	5,639	15,267,477	2,112,810
Equity securities	2,009,360	19	10,447	1,998,932	1,998,932

Total fixed maturity and equity securities, available for sale	$17,067,168	$215,327	$16,086	$17,266,409	$4,111,742

2004
Fixed maturity securities:
U.S. government corporations and agencies	$6,232,387	$32,131	$33,717	$6,230,801	$3,471,879
Corporate	11,621,577	162,905	27,717	11,756,765	4,550,047
Mortgage-backed securities	2,031,289	52,770	—	2,084,059	—

Total fixed maturity securities, available for sale	$19,885,253	$247,806	$61,434	$20,071,625	$8,021,926

      There were no investments in any entity in excess of 10% of stockholders’ equity at December 31, 2003 and 2004. Fixed maturity securities are valued based upon quoted market prices.

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, the contractual maturities of investments in fixed maturity securities were as follows:

	Amortized Cost	Fair value

Available for sale:
Due in one year or less	$6,816,246	$6,832,379
Due after one year through five years	6,063,000	6,060,040
Due after five years through ten years	4,974,719	5,095,147
Mortgage-backed securities	2,031,288	2,084,059

Total	$19,885,253	$20,071,625

      Expected maturities will differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.
      Proceeds from sales of fixed maturity securities available for sale for the years ended December 31, 2002, 2003 and 2004, were $9,856,622, $421,282 and $1,029,185 respectively. Sales of equity securities were $3,038,916 in 2004. No sales of equity securities occurred in 2002 or 2003. Components of realized gains and losses are summarized in the following table:

	2002	2003	2004

Fixed maturity securities, available for sale:
Gross realized gains	$450,724	$21,476	$3,831
Gross realized losses	(22,901)	—	(31,195)

Net realized gain on investments	$427,823	$21,476	$(27,364)

      Changes in net unrealized gains (losses) on available for sale securities were ($249,100), $76,070 and $14,127 for the years ended December 31, 2002, 2003 and 2004, respectively.

4.	Policy Liabilities
      Changes in the liability for unpaid policy claims are summarized as follows:

	Year Ended December 31,

	2002	2003	2004

Unpaid life claims — January 1	$1,538,385	$1,645,065	$1,550,188

Add claims incurred during the year related to:
Current year	8,179,749	9,027,513	6,117,064
Prior years	249,149	241,046	786,870

Total incurred	8,428,898	9,268,559	6,903,934

Less claims paid during the year:
On claims incurred during current year	7,511,575	8,519,602	5,625,696
On claims incurred during prior years	810,643	843,834	844,747

Total paid	8,322,218	9,363,436	6,470,443

Unpaid life claims — December 31	$1,645,065	$1,550,188	$1,983,679

      The amount of claims incurred during the year related to the prior year are primarily the result of the number of deaths that occur late in the prior year, usually December, which are then reported early in the

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
following year, usually January. This represents the normal lag associated with when a death occurs and when Global Preferred is notified of the death and varies depending on the number of deaths occurring late in any given year. These unpaid policy claims are included in the liability for future policy benefits on the consolidated balance sheets.

5.	Reinsurance
      As of December 31, 2004, Global Preferred has seven reinsurance contracts and one retrocession agreement. All policies reinsured under the reinsurance agreements are self-administered by the ceding life companies. The ceding life companies provide Global Preferred with all information necessary for processing the reinsurance, including claims.
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
      In order to exercise its contractual rights under the Western Reserve agreements, (a) certain volumes of direct written variable annuity premiums or variable universal life premiums issued by Western Reserve or its U.S. affiliates must be achieved in the previous calendar year and (b) Global Preferred must demonstrate “sufficient capacity,” which is defined as having unassigned invested securities and anticipated cash flows in a sufficient amount to meet expected reinsurance settlements for the ensuing two calendar years with regard to the increased reinsurance. Global Preferred’s decision to exercise its contractual rights will be based on a number of relevant factors, including the attractiveness of the reinsurance rates

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
prescribed by the agreement, the volume of business and Global Preferred’s available capital. These rights automatically extend for one-year renewal periods unless either party gives notice of termination 180 days prior to the expiration of the applicable initial or renewal term. Certain of Global Preferred’s contractual rights would have expired at December 31, 2003 and thereafter, but have been indefinitely extended to a date 90 days following receipt of written notice by either party, which notice may not be given before the earlier of (a) the Effective Time (as defined in that certain agreement and plan of reorganization (the “Reorganization Agreement”) among AEGON N.V., GPRE Acquisition Corp. and Global Preferred) or (b) the date of termination of the Reorganization Agreement. Western Reserve has indicated to Global Preferred, through informal reports, that total premium production requirements were not met for the reinsurance of variable universal life policies issued in 2003 and 2004 and for variable annuity policies issued in 2004.
      Effective January 2002, Global Preferred amended certain of its reinsurance agreements with Western Reserve to:

•	Increase its reinsurance quota share percentage on variable annuity policies, which were issued from January 1, 1999 through December 31, 2001, from 10% to 14%. The amendments also provided that Global Preferred reinsure 14% of certain new variable annuity policies issued from January 1, 2002;

•	Convert its reinsurance of Financial Freedom Builder variable universal life insurance policies, issued from April 1, 2001 through December 31, 2001, from a monthly renewable term basis to a coinsurance and modified coinsurance basis; and

•	Begin reinsuring certain newly issued Freedom Elite Builder variable universal life insurance policies issued from July 1, 2001 through December 31, 2001 on a coinsurance and modified coinsurance basis.
      The net effect of all reinsurance agreements on premiums and policy revenues is as follows:

	Year Ended December 31,

	2002	2003	2004

Reinsurance assumed	$32,318,207	$30,665,247	$30,066,493
Reinsurance ceded	(473,677)	(467,444)	(424,793)

Net premiums and policy revenues	$31,844,530	$30,197,803	$29,641,700

      The net effect of all reinsurance agreements on benefits, claims and settlement expenses is as follows:

	Year Ended December 31,

	2002	2003	2004

Reinsurance assumed	$8,368,898	$9,431,944	$7,187,936
Reinsurance ceded	60,000	(163,385)	(284,002)

Net benefits, claims and settlement expenses	$8,428,898	$9,268,559	$6,903,934

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The impact of reinsurance on life insurance in force is as follows (in millions):

	December 31,

Life insurance in force	2002	2003	2004

Direct	—	—	—
Assumed	$8,451	$7,606	$7,035
Ceded	(155)	(131)	(116)

Net	$8,296	$7,475	$6,919

6.	Deferred Acquisition Costs
      The amount of policy acquisition costs deferred and amortized is as follows:

	Year Ended December 31,

	2002	2003	2004

Beginning of year	$42,800,269	$49,850,309	$45,607,865
Capitalized	14,073,855	1,294,395	768,452
Amortized	(7,023,815)	(5,536,839)	(6,208,647)

End of year	$49,850,309	$45,607,865	$40,167,670

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
      Total income tax expenses (benefit) for the years ended December 31, 2002, 2003 and 2004 were allocated as follows:

	Year Ended December 31,

	2002	2003	2004

Tax attributable to:
Income from operations	$788,730	$998,262	$1,570,257

Unrealized gains (losses) on securities available for sale	$(84,694)	$25,864	$(4,803)

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The federal income tax expense for the years ended December 31, 2002, 2003, and 2004 is as follows:

	Year Ended December 31,

	2002	2003	2004

Current	$17,081	$126,598	$2,581,577
Deferred	771,649	871,664	(1,011,320)

Total	$788,730	$998,262	$1,570,257

      The income tax expense for the years ended December 31, 2002, 2003 and 2004 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

	Year Ended December 31,

	2002	2003	2004

Computed expected tax expense	$784,178	$996,770	$1,883,630
Small life insurance company deduction	—	—	(314,951)
Other, net	4,552	1,492	1,578

Total	$788,730	$998,262	$1,570,257

      During 2004, Global Preferred was able to benefit from the “small life insurance company deduction” available under Section 806 of the Code at rates less than 34%.
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and federal income tax purposes. The net deferred tax liability at December 31, 2003 and 2004 is composed of the following amounts:

	December 31,

	2003	2004

Deferred tax assets:
Alternative minimum tax credit	$133,811	$30,019
Reserve differences	5,337,975	4,228,455
Net operating loss carry-forward	819,552	441,539
DAC tax capitalized	463,410	693,514
Other	124,297	128,267

Gross deferred tax assets	6,879,045	5,521,794

Deferred tax liabilities:
Policy benefit reserves	556,451	32,453
Deferred acquisition costs	15,506,674	13,657,008
Unrealized gain on securities available for sale	68,170	63,367
Other	—	5,093

Gross deferred tax liabilities	16,131,295	13,757,921

Net deferred tax liabilities	$9,252,250	$8,236,127

      There were no valuation allowances for deferred tax assets as of December 31, 2003 and 2004. If the transactions contemplated by the Reorganization Agreement are consummated, the deferred tax assets will be transferred in the sale of Global Preferred Re. Otherwise, if Global Preferred Re is not transferred pursuant to the Reorganization Agreement, it is Global Preferred’s belief that it is more likely than not

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that these deferred tax assets will be realized by it as an offset against future taxable income. However, if Global Preferred does not have sufficient taxable income in the future to utilize this asset, a write-off may result, thereby reducing its net income. This assessment is made based on the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. At December 31, 2004, Global Preferred has net operating loss carry-forwards for income tax purposes of $1.3 million, which begin to expire in 2018.

8.	Related Party Transactions
      Global Preferred issued a $5.0 million convertible note, due July 29, 2004, to Money Services, Inc., a subsidiary of AEGON USA, Inc. The note bore simple interest at a rate of 7.5% per year and was convertible into 312,750 shares of Global Preferred common stock. Global Preferred repaid the note in full, plus outstanding interest of $187,500, on July 29, 2004.
      The Reorganization Agreement Global Preferred entered into on December 30, 2004 with AEGON N.V., the ultimate parent of AEGON USA, Money Services, Western Reserve and World Financial Group, provides that a direct, wholly owned subsidiary of AEGON will acquire all of the outstanding shares of Global Preferred Re in exchange for AEGON common shares.
      In July 2001, Global Preferred entered into an agreement with World Financial Group, which requires that World Financial Group will use its commercially reasonable efforts to assist Global Preferred in attaining the opportunity to reinsure all insurance products sold by its agents for insurance companies with which World Financial Group has selling agreements, other than Western Reserve and Western Reserve’s affiliates (see Note 5).
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
      World Financial Group, and its predecessor, provided corporate services to Global Preferred during 2002. These services included computer network system maintenance, facilities maintenance, security, mail services, utilities, postage, telephone and copier service. Global Preferred incurred $108,158 of costs for these services from World Financial Group, and its predecessor, for the year ended December 31, 2002. A substantial portion of these costs were for the set-up and maintenance of a stand-alone computer network system for Global Preferred. Concurrent with Global Preferred’s move into its new office space, World Financial Group ceased providing these services.

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Due to the relationships among AEGON N.V., Global Preferred, World Financial Group, Western Reserve and AEGON USA, conflicts of interest may arise with respect to existing and future business dealings, including:

•	the terms of World Financial Group’s selling agreements (including commission arrangements) and Global Preferred’s reinsurance relationships with life insurance companies;

•	agreements among AEGON N.V., Global Preferred, World Financial Group, Western Reserve, AEGON USA and their affiliates;

•	potential acquisitions of properties or businesses;

•	potential divestitures of properties or businesses; and

•	the issuance of securities by Global Preferred.
      In 1995, Global Preferred Re entered into an agreement with International Advisory Services, Ltd. (“IAS”), formerly CFM Insurance Managers, Ltd. and a subsidiary of IAS Global Captive Group, Ltd., which provides professional insurance management services to international companies operating in Bermuda. C. Simon Scupham, a director of Global Preferred and of Global Preferred Re, is a director and Chairman of Shoreline Mutual Management Ltd., a member company of IAS Global Captive Group, Ltd., which is also the holding company for IAS. Pursuant to this agreement, IAS acts as the managing agent and the Principal Representative for Global Preferred Re in Bermuda. This agreement is for an unlimited duration, but may be terminated by either party upon three months prior written notice or upon 30 days prior written notice under specified circumstances. Global Preferred paid $60,000 in fees during each of the years ended December 31, 2002, 2003 and 2004 pursuant to the agreement with IAS.
      Global Preferred has written employment agreements with various executives. These agreements govern employee conduct and Global Preferred’s obligation to compensate such key employees. The agreements expire December 31, 2005 or December 31, 2006 and are renewable by agreement of the parties for additional one-year periods. Under the terms of each of these employment agreements, the transactions contemplated in the Reorganization Agreement as described in Note 1 will constitute a “change of control” and certain officers of the Company will be entitled to various benefits. If this transaction is consummated, it is estimated that these benefits will be approximately $1.3 million, excluding any estimated pro rata bonus for fiscal year 2005.

9.	Statutory Restrictions
      Global Preferred Re is a Bermuda company registered as a long-term insurer under the Bermuda Insurance Act 1978 (the “Insurance Act”) and as such is subject to the restrictions of the Insurance Act. Statutory assets and liabilities refer to those assets and liabilities recorded on the statutory balance sheet required by the Insurance Act. Under the Insurance Act, Global Preferred Re:

•	Must maintain the required minimum solvency margin (the value of its long-term business assets exceed the amount of its long-term business liabilities by at least $250,000) and is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or if the declaration or payment of such dividends would cause it to fail to meet such margin;

•	Is prohibited, without the approval of the Bermuda Monetary Authority, from reducing its total statutory capital as set out in its previous year’s financial statements by 15% or more in a single financial year;

•	Is required to establish and maintain a segregated long-term business fund; and

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Is prohibited from declaring or paying a dividend to any person other than a policyholder unless the value of the assets of its long-term business fund as certified by Global Preferred Re’s approved actuary, exceeds the extent (as so certified) of the liabilities of Global Preferred Re’s long-term business. The amount of any such dividend shall not exceed the aggregate of the excess referenced in the preceding sentence and other funds properly available for the payment of dividends, being funds arising out of its business, other than its long-term business.
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
      Global Preferred relies, and will continue to rely, primarily on funds retained at the holding company level, dividends and other permitted payments, such as debt service payments, from Global Preferred Re to meet ongoing cash requirements. As of December 31, 2003 and 2004, Global Preferred Re had total statutory capital and surplus of $22.6 million and $28.0 million (estimated), respectively. For the years ended December 31, 2002, 2003 and 2004, Global Preferred Re had statutory net income (loss) of ($6.1 million), $10.5 million and $5.3 million (estimated), respectively. As of December 31, 2004, Global Preferred Re had $12.7 million (estimated) available to distribute in dividends without seeking regulatory approval. During 2004, Global Preferred Re paid no dividends to Global Preferred.

10.	Commitments and Contingencies
      From time to time Global Preferred may be subject to litigation and arbitration in the normal course of business. Management does not believe that Global Preferred is a party to any such pending litigation or arbitration that would have a material adverse effect on its financial position, results of operations or cash flows.
      Global Preferred has obtained letters of credit in favor of unaffiliated insurance companies with whom Global Preferred has reinsurance agreements. The posting of a letter of credit allows the ceding life company to take statutory reserve credit for reinsurance ceded, which would otherwise not be available as Global Preferred Re is not a licensed reinsurer by the ceding life company’s state of domicile. At December 31, 2004, the outstanding letters of credit totaled $5.85 million. The letters of credit were issued by Global Preferred’s custodian and secured by Global Preferred’s investments held by the custodian.
      In October 2002, Global Preferred entered into a lease agreement for office space in Duluth, Georgia. The initial lease term, as amended, is thirty-six months, with the option to extend the term an additional thirty-nine months, expiring in January 2009. If Global Preferred exercises the right to extend the lease, the first three months of the extended term will be abated. Payments under this lease are $125,842 annually through October 2005. The lease payments are subject to an annual increase of approximately 3%. Total lease expense for the office space for the year ended December 31, 2004 was $124,178.

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a schedule of future minimum lease payments as of December 31, 2004:

Year Ending December 31,	Lease Payments

2005	$100,109
2006	127,604
2007	136,048
2008	140,079
Thereafter	5,090

Total	$508,930

      The monthly lease payments will be expensed on a straight-line basis for the life of the lease in accordance with SFAS No. 13, Accounting for Leases.
      In October 2002, Global Preferred entered into an operating lease with ePlus, Inc. The lease consists of three schedules for the lease of office furniture, copier and computer equipment, and telecommunications equipment. The term of each schedule began either December 31, 2002 or January 31, 2003 and expires 36 months thereafter on either December 31, 2005 or January 31, 2006. Payments under this lease are $36,987 annually through the end of the lease. Total lease expense for the operating lease for year ended December 31, 2004 was $39,576.
      The following is a schedule of future minimum lease payments as of December 31, 2004:

Year Ending December 31,	Lease Payments

2005	$36,987
2006	1,268

Total	$38,255

      Liabilities for future policy benefits under modified coinsurance agreements equal reinsured policy account balances on the underlying life insurance and annuity policies. With regard to the separate account benefits reinsured on a modified coinsurance basis, liabilities are recorded as an offset to related assets as the intentions and rights under the agreements with the ceding life companies meet the appropriate conditions governing rights of setoff. Separate account benefits and related assets reinsured on a modified coinsurance basis totaled $281.8 million and $280.9 million as of December 31, 2003 and 2004, respectively.

11.	Current Maturities and Long-Term Debt
      In July 1999, Global Preferred issued a $5.0 million, five-year convertible term note to Money Services, Inc. due on July 29, 2004. Money Services is a subsidiary of AEGON USA, Inc. Proceeds of this note were used to reduce a portion of the outstanding principal balance on a line of credit with Money Services. Interest was payable at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. As of December 31, 2003, Global Preferred had an amount payable for current maturities of long-term debt relating to the note of $5.0 million and accrued interest of $158,219. On July 29, 2004, Global Preferred repaid the note plus accrued interest of $187,500. As of December 31, 2004, Global Preferred had no amounts payable for long-term debt.

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Comprehensive Income
      The following table sets forth the amounts of other comprehensive income (loss) along with the related tax effects allocated to other comprehensive income (loss) for the years ended December 31, 2002, 2003 and 2004:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount

2002
Net unrealized holding losses arising during period	$(676,923)	$230,153	$(446,770)
Less: reclassification adjustment for gains realized in net income	427,823	(145,459)	282,364

Other comprehensive loss	$(249,100)	$84,694	$(164,406)

2003
Net unrealized holding gains arising during period	$97,546	$(33,166)	$64,380
Less: reclassification adjustment for gains realized in net income	21,476	(7,302)	14,174

Other comprehensive income	$76,070	$(25,864)	$50,206

2004
Net unrealized holding losses arising during period	$(41,491)	$14,107	$(27,384)
Less: reclassification adjustment for losses realized in net income	(27,364)	9,304	(18,060)

Other comprehensive loss	$(14,127)	$4,803	$(9,324)

13.	Segment Reporting
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

	2002

	Non-
Segment Reporting	Universal	Universal
Year Ended December 31	Life-Type	Life-Type	Other	Total

	(Dollars in thousands)
Premiums	$17,985	$—	$—	$17,985
Reinsured policy revenues	—	13,860	—	13,860
Benefits, claims and settlement expenses*	7,866	2,089	—	9,955
Reinsurance expense allowances, net	6,319	2,199	—	8,518
Amortization of deferred acquisition costs	232	6,792	—	7,024

Underwriting profit	3,568	2,780	—	6,348
Net investment income	124	276	342	742
Net realized gain on investments	—	—	428	428
Other expenses	142	280	4,790	5,212

Segment operating income (loss) before income tax	3,550	2,776	(4,020)	2,306
Income tax expense (benefit)	1,213	949	(1,374)	788

Segment net income (loss)	$2,337	$1,827	$(2,646)	$1,518

Segment assets	$6,021	$52,248	$16,005	$74,274

*	Benefits, claims and settlement expenses include change in future policy benefits.

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003

	Non-
Segment Reporting	Universal	Universal
Year Ended December 31	Life-Type	Life-Type	Other	Total

	(Dollars in thousands)
Premiums	$17,401	$—	$—	$17,401
Reinsured policy revenues	—	12,796	—	12,796
Benefits, claims and settlement expenses*	8,147	2,176	—	10,323
Reinsurance expense allowances, net	6,042	2,093	—	8,135
Amortization of deferred acquisition costs	250	5,287	—	5,537

Underwriting profit	2,962	3,240	—	6,202
Net investment income	14	207	186	407
Net realized gain on investments	—	—	21	21
Other income	—	—	63	63
Other expenses	167	344	3,251	3,762

Segment operating income (loss) before income tax	2,809	3,103	(2,981)	2,931
Income tax expense (benefit)	956	1,057	(1,015)	998

Segment net income (loss)	$1,853	$2,046	$(1,966)	$1,933

Segment assets	$5,601	$48,164	$25,519	$79,284

*	Benefits, claims and settlement expenses include change in future policy benefits.

	2004

	Non-
Segment Reporting	Universal	Universal
Year Ended December 31	Life-Type	Life-Type	Other	Total

	(Dollars in thousands)
Premiums	$17,109	$—	$—	$17,109
Reinsured policy revenues	—	12,533	—	12,533
Benefits, claims and settlement expenses*	6,370	1,180	—	7,550
Reinsurance expense allowances, net	5,861	1,825	—	7,686
Amortization of deferred acquisition costs	176	6,033	—	6,209

Underwriting profit	4,702	3,495	—	8,197
Net investment income	41	120	688	849
Net realized loss on investments	—	—	(27)	(27)
Net unrealized gain on trading investments	—	—	49	49
Other income	—	—	16	16
Other expenses	162	370	3,012	3,544

Segment operating income (loss) before income tax	4,581	3,245	(2,286)	5,540
Income tax expense (benefit)	1,298	920	(648)	1,570

Segment net income (loss)	$3,283	$2,325	$(1,638)	$3,970

Segment assets	$5,885	$43,258	$28,664	$77,807

*	Benefits, claims and settlement expenses include change in future policy benefits.

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2002, 2003 and 2004, the percentages of total premiums and reinsured policy revenues that relate to Western Reserve were 91%, 92% and 92%, respectively. The percentages of the total underwriting profit that relate to Western Reserve for 2002, 2003 and 2004 were 96%, 95% and 91%, respectively.
      Global Preferred estimates that 45% of variable universal life premiums and 35% of variable annuity premiums, written through Western Reserve and sold by agents associated with World Financial Group, originated in California.

14.	Capital Infusion
      In August 2000, Global Preferred closed its offering of Series A Preferred Stock, which resulted in approximately $4.0 million of gross proceeds to Global Preferred. Global Preferred issued 266,047 shares of Series A Preferred Stock in this offering. The net proceeds were loaned to Global Preferred Re, which were applied toward repayment of a line of credit with Money Services. The terms of the Series A Preferred Stock provided for automatic conversion into common stock upon the earlier of (i) the closing of any Qualifying Sale of shares of common stock or (ii) January 1, 2002. A Qualifying Sale was defined as net proceeds to Global Preferred of at least $10 million from the sale of its shares of common stock. On January 1, 2002, 266,047 shares of Series A Preferred Stock issued were automatically converted into 399,074 shares of common stock. The conversion reflected the 3-for-2 stock split effective in September 2001.
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

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      SFAS No. 123 requires the development of an estimate of the fair value of options granted for disclosure purposes. While Global Preferred believes that option pricing models, such as binomial and Black-Scholes, provide the best estimate of the fair value of the options granted, these valuation models have limitations. In management’s opinion, these models may not necessarily provide a reliable single measure of the fair value of Global Preferred’s stock options, because (i) Global Preferred’s employee and director stock options have characteristics significantly different from those of traded options, (ii) there is no active trading market in Global Preferred’s capital stock and the stock therefore does not have a readily ascertainable fair market value, and (iii) changes in the subjective input assumptions can materially affect the fair value estimate. In addition, options give the option holder the right, but not the obligation, to buy Global Preferred’s common stock at a fixed price in the future regardless of the fair value of the common stock at the purchase date, therefore, there is no guarantee that the options will ever have any tangible value. Global Preferred has used a binomial option valuation model to determine fair value of its employee and director stock options.
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
      In May 2004, the Compensation Committee of the Board of Directors granted options to purchase an aggregate of 39,375 shares of common stock to certain employees in order to retain employees due to competitive market conditions and to provide additional incentive to such persons to increase the value of Global Preferred’s stock. Following the stockholders’ election of the directors to the Board, in July 2004, the non-employee directors of Global Preferred were automatically granted options to purchase an aggregate of 5,000 shares of Global Preferred’s common stock.

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Options granted by the Company currently expire no later than 10 years from the grant date and generally vest within 4 years. As of December 31, 2004, 94,376 of the unvested options would automatically become fully vested upon a change of control of the company. The exercise price of options granted in 2003 and in 2004, and outstanding as of December 31, 2004 are $10.46 and $10.94 respectively. Additional information with respect to stock option plan activity is as follows:

		Outstanding Options

	Shares Available	Number of	Weighted Average
	for Options	Shares	Exercise Price

	(Shares in Thousands)
December 31, 2002	1,780.0	—	N/A
Grants	(249.3)	249.3	$10.46
Cancellations	—	(3.9)	$10.46
December 31, 2003	1,530.7	245.4	$10.46
Grants	(44.4)	44.4	$10.94
		(6.8)	$10.46
Cancellations		(1.1)	$10.94

December 31, 2004	1,486.3	238.6	$10.46
		43.3	$10.94

Options exercisable at:
December 31, 2002		—	N/A
December 31, 2003		81.2	$10.46
		—	$10.94
December 31, 2004		128.0	$10.46
		—	$10.94
      These options will expire if not exercised prior to their expiration dates, the latest of which is May 2014. No options have been exercised.
      The fair value of options granted in 2003 and 2004 reported above was estimated at the date of grant using a binomial option valuation model. The following assumptions were used in determining the SFAS No. 123 expense associated with the stock option plans. The volatility used was 0%; the risk free interest rate was 3%; dividend yield was 0%; the gross director termination rate was 0%; and the gross employee termination rate was 20%. Options were assumed to be exercised at varying rates depending upon the excess of the fair value of Global Preferred’s common stock modeled over the strike price of the option. These rates varied from 0% where the excess of the fair value of the common stock over the strike price of the option was $0 to 34% per year when this excess was $8.00 or higher. The weighted average estimated fair value of employee and director stock options granted during 2003 using SFAS No. 123 assumptions was $0.24 and zero, respectively. The weighted average estimated fair value of employee and director stock options granted during 2004 using SFAS No. 123 assumptions was $0.24 and $1.87, respectively.

16.	Defined Contribution Pension Plans
      Global Preferred sponsors a defined contribution pension plan covering substantially all of its employees. In 2002, contributions and costs amounted to 50% of an employee’s contribution up to 6% of the employee’s salary (not to exceed a salary base per employee of $200,000 in 2002). In 2003 and 2004, contributions and costs amounted to 100% of an employee’s contribution up to 4% of the employee’s salary (not to exceed a salary base per employee of $200,000 in 2003 and $205,000 in 2004). The total costs were $12,329, $39,401 and $40,688 in 2002, 2003 and 2004, respectively.

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Parent Company Financial Information
Balance Sheets
(Parent Company Only)

	December 31,

	2003	2004

ASSETS
Investment in common stock of subsidiaries(1)	$38,722,535	$41,987,650
Fixed maturity securities — available for sale (amortized cost of $498,810 and $3,199,482 for 2003 and 2004, respectively)	504,373	3,259,788
Cash and cash equivalents	3,545,374	2,595,461
Investment income due and accrued	3,509	27,344
Investment income due and accrued — intercompany(1)	189,344	—
Accounts receivable	—	32
Intercompany receivables(1)	1,484,708	1,099,064
Note receivable — intercompany(1)	5,000,000	—
Current income tax recoverable	—	1,144
Prepaid expenses	516,182	220,308
Fixed assets (net of accumulated depreciation of $336,817 and $433,046 for 2003 and 2004, respectively)	135,495	43,095
Deferred tax benefit	862,591	523,682

Total assets	$50,964,111	$49,757,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued expenses and accounts payable	$498,351	$491,584
Accrued interest payable	158,219	—
Current maturities of long-term debt	5,000,000	—
Current income tax payable	2,065	—

Total liabilities	5,658,635	491,584

Stockholders’ equity:
Preferred stock, par value $.001, 2,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.001, 15,000,000 shares authorized; 4,149,074 shares issued for 2003 and 2004	4,149	4,149
Additional paid-in capital	23,326,026	23,326,026
Accumulated other comprehensive income	132,331	123,007
Retained earnings	21,892,237	25,862,069
Treasury stock, at cost (7,390 shares)	(49,267)	(49,267)

Total stockholders’ equity	45,305,476	49,265,984

Total liabilities and stockholders’ equity	$50,964,111	$49,757,568

(1)	Eliminated on consolidation

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statements of Income
(Parent Company Only)

	Year Ended December 31,

	2002	2003	2004

Revenues:
Net investment income	$100,339	$24,626	$121,643
Net realized gain on investments	56,088	—	—
Intercompany interest income(1)	473,822	450,000	259,426

Total revenue	630,249	474,626	381,069

Benefits and expenses:
Operating expenses	(548,568)	(137,929)	(833,761)
Costs of withdrawn offering	439,487	—	—
Interest expense	375,000	375,000	216,781

Total benefits and expenses	265,919	237,071	(616,980)

Income before income tax and equity in undistributed net income of subsidiaries	364,330	237,555	998,049
Income tax expense	(125,877)	(80,403)	(338,787)

Income before equity in undistributed net income of subsidiaries	238,453	157,152	659,262
Equity in earnings of subsidiaries	1,279,224	1,776,263	3,310,570

Net income available to common stockholders	$1,517,677	$1,933,415	$3,969,832

(1)	Eliminated on consolidation

GLOBAL PREFERRED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statements of Cash Flows
(Parent Company Only)

	Year Ended December 31,

	2002	2003	2004

Cash flows from operating activities:
Net income	$1,517,677	$1,933,415	$3,969,832
Less equity in earnings of subsidiaries	(1,279,224)	(1,776,263)	(3,310,570)

Income before equity in undistributed net income of subsidiaries	$238,453	$157,152	$659,262
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	48,922	96,378	94,513
Costs of withdrawn offering	439,487	—	—
Deferred tax expense	125,877	76,088	320,296
Net realized gain on investments	(56,088)	—	—
Change in:
Investment income due and accrued	40,873	(2,190)	(23,835)
Investment income due and accrued — intercompany(1)	11,875	—	—
Accounts receivable	(215,500)	215,500	(32)
Intercompany receivables(1)	(1,997,411)	667,822	5,385,644
Prepaid expenses	(751,036)	356,466	295,874
Accrued expenses and accounts payable	(76,591)	44,062	(6,767)
Accrued interest	—	—	31,125
Current income tax recoverable	—	—	(1,144)
Current income tax payable	1,875	2,065	(2,065)

Net cash provided by (used in) operating activities	(2,189,264)	1,613,343	6,752,871

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	2,174,208	—	—
Proceeds from principal payments on mortgage-backed securities of available-for-sale securities	110,891	12,522	30,040
Purchase of available-for-sale securities	—	(498,810)	(2,728,996)
Purchase of fixed assets	(219,928)	(16,779)	(3,828)
Purchase of equity securities	—	(40,000)	—

Net cash provided by (used in) investing activities	2,065,171	(543,067)	(2,702,784)

Cash flows from financing activities:
Issuance of notes receivable — intercompany(1)	1,087,550	—	(5,000,000)
Prepaid expenses — costs of withdrawn offering	577,112	—	—
Costs of withdrawn offering	(439,487)	—	—

Net cash provided by (used in) financing activities	1,225,175	—	(5,000,000)

Net increase in cash and cash equivalents	1,101,082	1,070,276	(949,913)
Cash and cash equivalents at beginning of period	1,374,016	2,475,098	3,545,374

Cash and cash equivalents at end of period	$2,475,098	$3,545,374	$2,595,461

(1)	Eliminated on consolidation