Form 10-K/A
period 2004-12-31
GLOBAL PREFERRED HOLDINGS INC
filed 2005-04-05
CIK 947716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
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

EXPLANATORY NOTE

     The purpose of this Amendment No. 1 on Form 10-K/A is to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed on March 31, 2005. This Amendment is being filed solely to revise Exhibit 23.3 of Item 15 of Part IV. In addition, our principal executive officer and principal financial officer are providing re-executed Rule 13a-14 certifications dated as of the date of this Amendment. The certifications are attached as Exhibits 31.1 and 31.2 to this Amendment. Unaffected Items or Exhibits are not included in this Amendment.

     Except as described above, no other changes have been made to the original Form 10-K and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the original Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Duluth, State of Georgia, on April 5, 2005.

Dated: April 5, 2005

Global Preferred Holdings, Inc.
By:	/s/ Edward F. McKernan
Edward F. McKernan
President and Chief Executive Officer

/s/ Bradley E. Barks
Bradley E. Barks
Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

23.3	Consent of KPMG LLP.

31.1	Certification by Edward F. McKernan, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Bradley E. Barks, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.