Form 10-Q
period 2005-03-31
GLOBAL PREFERRED HOLDINGS INC
filed 2005-05-16
CIK 947716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

or

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

     As of May 10, 2005, there were 4,141,685 shares of common stock outstanding.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GLOBAL PREFERRED HOLDINGS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)

	December 31,	March 31,
	2004	2005
Assets
Fixed maturity securities – available for sale (amortized cost of $19,885,253 and $19,222,116 for 2004 and 2005, respectively)	$20,071,625	$19,140,050
Other equity investments (cost of $500,000)	548,819	562,239
Cash and cash equivalents	12,463,601	14,992,576
Reinsured policy loans	1,475,516	1,592,016

Total invested assets	34,559,561	36,286,881
Investment income due and accrued	234,220	250,544
Accounts receivable	11,357	75
Reinsurance balances receivable	2,567,121	3,033,069
Deferred acquisition costs	40,167,670	39,058,007
Prepaid expenses	223,973	136,617
Fixed assets (net of accumulated depreciation of $433,046 and $438,205 for 2004 and 2005, respectively)	43,095	41,564

Total assets	$77,806,997	$78,806,757

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$19,401,495	$19,602,234
Accrued expenses and accounts payable	526,316	667,910
Current income tax payable	377,075	454,874
Deferred tax liability	8,236,127	8,024,049

Total liabilities	28,541,013	28,749,067

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, par value $.001, 2,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.001, 15,000,000 shares authorized; 4,149,074 shares issued	4,149	4,149
Additional paid-in capital	23,326,026	23,326,492
Accumulated other comprehensive income (loss)	123,007	(54,162)
Retained earnings	25,862,069	26,830,478
Treasury stock, at cost (7,390 shares)	(49,267)	(49,267)

Total stockholders’ equity	49,265,984	50,057,690

Total liabilities and stockholders’ equity	$77,806,997	$78,806,757

See accompanying notes to condensed consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2004	2005
Revenues:
Premiums	$4,302,218	$4,195,143
Reinsured policy revenues	3,198,812	2,949,090
Net investment income	177,741	260,020
Net realized gain on investments	—	35,119
Net unrealized gain on trading investments	—	13,420
Other income	6,980	2,500

Total revenues	7,685,751	7,455,292

Benefits and expenses:
Benefits, claims and settlement expenses	1,975,820	1,941,309
Change in future policy benefits	214,469	127,441
Reinsurance expense allowances, net	1,975,295	1,881,211
Amortization of deferred acquisition costs	1,434,337	1,251,847
Operating expenses	838,522	938,564
Interest expense	93,493	—

Total benefits and expenses	6,531,936	6,140,372

Income before income tax	1,153,815	1,314,920
Income tax expense	(322,264)	(346,511)

Net income available to common stockholders	$831,551	$968,409

Basic earnings per share	$0.20	$0.23

Diluted earnings per share	$0.20	$0.23

Weighted-average common shares outstanding	4,141,684	4,141,684

Total weighted-average common and common equivalent shares outstanding	4,141,684	4,192,442

See accompanying notes to condensed consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2004	2005
Cash flows from operating activities:
Net income	$831,551	$968,409
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	1,496,408	1,291,045
Net realized gain on investments	—	(35,119)
Net unrealized gain on trading investments	—	(13,420)
Deferred tax expense (benefit)	289,346	(120,808)
Capitalization of deferred acquisition costs	(221,499)	(142,184)
Change in:
Investment income due and accrued	(30,684)	(16,324)
Accounts receivable	36,333	11,282
Reinsurance balances receivable	507,148	(465,948)
Prepaid expenses	88,585	87,356
Current income tax recoverable	29,668	—
Future policy benefits	(174,173)	200,739
Reinsurance balances payable	(48,142)	—
Accrued expenses and accounts payable	143,570	141,594
Accrued interest payable	(94,006)	—
Current income tax payable	—	77,799

Net cash provided by operating activities	2,854,105	1,984,421

Cash flows from investing activities:
Proceeds from principal payments on mortgage-backed securities available-for-sale	43,062	131,676
Proceeds from maturity of available-for-sale securities	200,000	—
Proceeds from sale of fixed maturity securities available-for-sale	—	532,540
Purchase of fixed maturity securities available-for-sale	(1,511,000)	—
Purchase of fixed assets	—	(3,628)
Change in reinsured policy loans	(60,297)	(116,500)

Net cash (used in) provided by investing activities	(1,328,235)	544,088

Cash flows from financing activities:
Expense of stock options	—	466

Net cash provided by financing activities	—	466

Net increase in cash and cash equivalents	1,525,870	2,528,975
Cash and cash equivalents at beginning of period	11,580,045	12,463,601

Cash and cash equivalents at end of period	$13,105,915	$14,992,576

Supplemental disclosure of cash flow information:
Interest paid	$187,500	$—

Income taxes paid	$3,250	$389,520

See accompanying notes to condensed consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements

March 31, 2005
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Global Preferred Holdings, Inc. (“Global Preferred”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with Global Preferred’s audited financial statements included in Global Preferred’s 2004 Annual Report on Form 10-K, as amended and filed with the Securities and Exchange Commission.

     On December 30, 2004, Global Preferred announced that it had entered into an agreement and plan of reorganization (the “Reorganization Agreement”) with AEGON N.V. (“AEGON”) and its wholly owned subsidiary, GPRE Acquisition Corp. (“GAC”). If the transactions contemplated by the Reorganization Agreement are consummated, Global Preferred will receive approximately $57 million of marketable AEGON common shares in exchange for all of the outstanding shares of Global Preferred Re Limited. As a result, Global Preferred’s operations and substantially all operating cash flows, except for investment income and run-off expenses, will cease. The Reorganization Agreement provides that, no more than twelve months after closing of the asset transfer, Global Preferred must dissolve and distribute all remaining AEGON common shares received pursuant to the Reorganization Agreement and any of its other remaining assets to its stockholders, after making adequate provision for its liabilities in accordance with Delaware law. The accompanying unaudited condensed consolidated financial statements have not been adjusted to the liquidation basis.

     In connection with the Reorganization Agreement, AEGON filed a registration statement on Form F-4 on February 28, 2005, which was amended by an Amendment No. 1 filed on April 5, 2005, that also served as Global Preferred’s proxy statement for the special meeting of its stockholders held on May 10, 2005 to consider the Reorganization Agreement. At the special meeting, the proposals to consider the sale of Global Preferred Re and subsequent dissolution and liquidation of Global Preferred were both approved by holders of approximately 69% of Global Preferred’s outstanding shares of common stock. The transactions are still subject to various closing conditions, one of which requires that AEGON use its best efforts to complete its purchase of shares to be used as consideration in this transaction no later than seven business days, that are not AEGON blackout days, after May 10, 2005. The Reorganization Agreement specifies that the closing will take place on the third day following the date that all conditions to closing have either been satisfied or waived.

     The following table presents the carrying amounts of the major classes of assets and liabilities of Global Preferred Re:

March 31,
2005
Assets
Fixed maturity securities – available for sale (amortized cost of $16,542,691)	$16,476,156
Other equity investments (cost of $500,000)	562,239
Cash and cash equivalents	11,487,407
Reinsured policy loans	1,592,016

Total invested assets	30,117,818
Investment income due and accrued	218,175
Reinsurance balances receivable	3,033,069
Deferred acquisition costs	39,058,007
Prepaid expenses	27,263

Total assets	$72,454,332

Liabilities
Future policy benefits	$19,602,234
Current income tax payable	455,872
Deferred tax liability	8,672,494

Total liabilities	$28,730,600

2. Deferred Taxes

     Global Preferred uses the asset and liability method to record deferred income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using an effective federal income tax rate of 34%. Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, specifically excludes recognition of the “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income. Consequently, the effective tax rate on Global Preferred’s earnings may ultimately prove to be less than the deferred income tax liabilities and related expenses determined under SFAS No. 109 at March 31, 2005.

3. Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The primary component of accumulated other comprehensive income or loss as shown under the equity section of the consolidated balance sheet is the unrealized gain or loss on available-for-sale fixed maturity securities. Total comprehensive income for the three months ended March 31, 2005 was $791,240 compared to $985,464 for the three months ended March 31, 2004.

4. Earnings Per Share

     Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period, in accordance with SFAS No. 128, Earnings Per Share. Diluted earnings per share is computed based on the total weighted-average number of common and common equivalent shares outstanding during the period. The dilutive effect of the 264,846 stock options outstanding on March 31, 2005, which was computed using the treasury stock method, was not significant to Global Preferred’s financial statements for the three-month period ended March 31, 2005. For further discussion, refer to Note 15 to the consolidated financial statements in Global Preferred’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

5. Stock Options

     Global Preferred’s employee stock incentive plan and directors stock option plan (the “stock option plans”) are accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The application of APB No. 25 did not result in significant compensation expense for the three-month periods ended March 31, 2004 and 2005. The following table illustrates the effect on net income and earnings per share if Global Preferred had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock option plans as of the dates reported.

     For purposes of this pro-forma disclosure, the estimated fair value of the options is assumed to be amortized as a stock-based compensation expense over the options’ vesting periods.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(In Thousands—Except Per Share Amounts)	2004	2005
Net income, as reported	$831.6	$968.4
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(2.9)	(3.2)

Pro-forma net income	$828.7	$965.2

Reported and pro-forma basic earnings per common share	$0.20	$0.23

Reported and pro-forma diluted earnings per common share	$0.20	$0.23

6. Accounting Pronouncements

     In December 2004, FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation, Share-Based Payment. Because Global Preferred is a non-public company, as defined in SFAS No. 123, the provisions of this statement are effective for fiscal periods beginning after December 15, 2005. Global Preferred is in the process of analyzing the effect of this statement on its financial statements.

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

Three Months Ended March 31,

	2004				2005
	Non				Non-
	Universal	Universal			Universal	Universal
(Dollars in thousands)	Life-Type	Life-Type	Other	Total	Life-Type	Life-Type	Other	Total
Premiums	$4,302	$—	$—	$4,302	$4,195	$—	$—	$4,195
Reinsured policy revenues	—	3,199	—	3,199	—	2,949	—	2,949
Benefits, claims and settlement expenses*	1,642	548	—	2,190	1,765	304	—	2,069
Reinsurance expense allowances, net	1,482	493	—	1,975	1,443	438	—	1,881
Amortization of deferred acquisition costs	31	1,403	—	1,434	46	1,206	—	1,252

Underwriting profit	1,147	755	—	1,902	941	1,001	—	1,942
Net investment income	8	24	146	178	19	32	209	260
Net realized gain on investments	—	—	—	—	—	—	35	35
Net unrealized gain on trading investments	—	—	—	—	—	—	13	13
Other income	—	—	7	7	—	—	3	3
Other expenses	38	101	794	933	59	135	744	938

Segment operating income (loss) before income tax	1,117	678	(641)	1,154	901	898	(484)	1,315
Income tax expense (benefit)	312	189	(179)	322	238	237	(128)	347

Segment net income (loss)	$805	$489	$(462)	$832	$663	$661	$(356)	$968

Segment assets	$5,612	$46,010	$28,843	$80,465	$6,620	$42,650	$29,537	$78,807

*	Benefits, claims and settlement expenses include change in future policy benefits.

     During each of the three month periods ended March 31, 2004 and 2005, the percentage of total premiums and reinsured policy revenues that related to business issued by Western Reserve Life Assurance Co. of Ohio (“Western Reserve”) was 92%. The percentages of total underwriting profit that related to business issued by Western Reserve for the three month periods ended March 31, 2004 and 2005 were 96% and 95%, respectively.

8. Investments

     As of March 31, 2005, none of Global Preferred’s investments were deemed to be other-than-temporarily impaired. The following table shows the fair value and unrealized loss summarized by investment category for investments in an unrealized loss position as of March 31, 2005. None of these investments have been in an unrealized loss position for 12 months or more. Of the 26 investments in an unrealized loss position, the largest unrealized loss by dollar amount and percentage was $19,805 and 4.1%, respectively.

	March 31, 2005
	Fair Value	Unrealized Loss
U.S. government agency obligations	$4,677,672	$75,476
Corporate bonds	6,511,097	78,825
Mortgage-backed securities	822,692	3,379

Total	$12,011,461	$157,680

     All of the unrealized losses on investments were caused by increases in market interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because Global Preferred has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, Global Preferred does not consider these investments to be other-than-temporarily impaired at March 31, 2005.

9. Reclassification

     Global Preferred has reclassified the presentation of certain 2004 information to conform to the 2005 presentation.

10. Employment Agreements

     Global Preferred has written employment agreements with its executive officers. These agreements govern employee conduct and Global Preferred’s obligation to compensate such key employees. The agreements expire on either December 31, 2005 or December 31, 2006 and are renewable by agreement of the parties for additional one-year periods.

11. Commitments and Contingencies

     Under its reinsurance agreements, Global Preferred is required to provide security through letters of credit for the benefit of the ceding life companies with which it has agreements. Global Preferred has three letters of credit totaling $5.85 million, which are issued by its custodian, Comerica Bank, for the benefit of the ceding life companies.

     Liabilities for future policy benefits under modified coinsurance agreements equal reinsured policy account balances on the underlying life insurance and annuity policies. With regard to the separate account benefits reinsured on a modified coinsurance basis, liabilities are recorded as an offset to related assets as the intentions and rights under the agreements with the ceding life companies meet the appropriate conditions governing rights of setoff. Separate account benefits and related assets reinsured on a modified coinsurance basis total $264.4 million as of March 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Global Preferred Holdings, Inc. as of March 31, 2005 compared with December 31, 2004, and its results of operations for the three months ended March 31, 2005, compared with the three months ended March 31, 2004. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this report and with the MD&A and Global Preferred’s consolidated financial statements and notes thereto included in Global Preferred’s 2004 Annual Report on Form 10-K, as amended.

Overview

     Global Preferred Holdings, Inc. was incorporated in Delaware in 1995 as a holding company and owns all of the outstanding capital stock of Global Preferred Re Limited, Global Preferred Solutions, Inc., Global Preferred Resources, Inc. and Preferred Advantage Insurance Services, Inc. Global Preferred Re Limited is a Bermuda company registered as a long-term insurer under the Bermuda Insurance Act 1978 that was formed during 1995. Global Preferred Solutions, Global Preferred Resources and Preferred Advantage Insurance Services were formed during 2003. References in this report to “Global Preferred,” “we,” “us,” “our” and “our company” refer to Global Preferred Holdings, Inc. and its subsidiaries unless the context otherwise requires or is expressly stated.

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

Sale of Global Preferred Re

     On December 30, 2004, we entered into an agreement and plan of reorganization (the “Reorganization Agreement”) with AEGON N.V. (“AEGON”) and GPRE Acquisition Corp. (“GAC”), a direct, wholly owned subsidiary of AEGON, to transfer to GAC all of the outstanding shares of Global Preferred Re. Pursuant to the terms of the Reorganization Agreement, we will receive AEGON common shares in exchange for all of the outstanding shares of Global Preferred Re. The Reorganization Agreement provides that, no more than twelve months after closing of the asset transfer, we must dissolve and distribute all remaining AEGON common shares received pursuant to the Reorganization Agreement and any of our other remaining assets to our stockholders, after making adequate provision for our liabilities in accordance with Delaware law.

     The Reorganization Agreement specifies that the transactions are subject to the approval of our stockholders, customary closing conditions and regulatory reviews, including approval of the transaction by the Bermuda Monetary Authority which has been obtained. The Reorganization Agreement is terminable in certain circumstances, some of which may be subject to payment of a termination fee by the respective terminating party. If these transactions are not completed, Global Preferred’s operations will continue as we explore alternatives to offer our stockholders liquidity for their Global Preferred stock.

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

Recent Development

     In connection with the Reorganization Agreement, AEGON filed a registration statement on Form F-4 on February 28, 2005, which was amended by an Amendment No. 1 filed on April 5, 2005, that also served as our proxy statement for the special meeting of stockholders held on May 10, 2005 to consider the Reorganization Agreement and the transactions contemplated thereby including our dissolution following the consummation of the sale of Global Preferred Re. At the special meeting on May 10, 2005, the proposals to consider the sale of Global Preferred Re and subsequent dissolution and liquidation of Global Preferred were both approved by holders of approximately 69% of our outstanding shares of common stock.

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

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions regarding uncertainties that affect certain amounts in the unaudited condensed consolidated financial statements and related footnotes. Accounts that we deem to be sensitive to changes in estimates include deferred acquisition costs and future policy benefits. In all instances, actual results could differ from estimates. Information included elsewhere herein, including “Fair Value Disclosure – Investments”, and in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K, for the year ended December 31, 2004, as amended, includes a summary of the critical accounting policies used in the preparation of our unaudited condensed consolidated financial statements.

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

     Under the coinsurance and modified coinsurance agreements, the amortization of the deferred acquisition costs is in proportion to the ratio of gross profits recognized during the then current period to total actual and future expected gross profits. During each accounting period, assumptions used in calculating the amortization of deferred acquisition costs reflect actual experience for the then current accounting period. We also review, on a periodic basis, our evolving experience concerning our assumptions with regard to mortality, persistency, investment yields and expenses in determining our estimate of anticipated future expected gross profits. This periodic review is commonly referred to as “unlocking.” Our normal period of observation is from October 1 of the previous calendar year through September 30 of the current calendar year. If we believe variances from expected assumptions are permanent, we will change the assumptions we use with regard to future experience. Upon adoption of any change in assumptions used with regard to future experience, amortization of the deferred acquisition costs will be recalculated and reflected during the then current accounting period.

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

     In addition, certain variable annuity policies we reinsure include a death benefit typically equal to the greater of (i) a return of premium or (ii) the highest level the policy account balances had accumulated over certain prescribed periods under the annuity policy. Upon the death of an annuity policyholder, we will incur a claim expense equal to the excess, if any, of the amount guaranteed under this provision over the then current policy account balance. The claim expense, as a percentage of the death benefit, tends to increase when equity markets decline and decrease when equity markets increase. The claim expense depends, in part, on the number and amount of death claims incurred. To account for the expense associated with these guaranteed minimum death benefits, we utilize an explicit method consistent with Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. Under this method, we may establish a guaranteed minimum death benefit (“GMDB”) liability if expected future claims expenses are not proportionate to future expected policy charges. Future expected gross profits are then reduced to account for future expected claims expenses and adjusted for anticipated changes in the GMDB liability. The short-term volatility of the policy account balance will result in significant volatility in the expected claims expense and in the GMDB liability balance if no recognition is made to acknowledge differences between long-term yields and short-term volatility. Using a credibility approach, our explicit method recognizes the effect of long-term versus short-term volatility when accounting for guaranteed minimum death benefits.

     Future Policy Benefits. Liabilities for future benefits on life insurance and annuity policies are established in an amount we estimate is adequate to meet the estimated future obligations on the policies in effect. Policy reserves are included in “future policy benefits” on the unaudited condensed consolidated balance sheet.

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

     Liabilities for future policy benefits reflected in the unaudited condensed consolidated financial statements are based on information provided to us by the ceding life companies. Reserves established by us with respect to individual risks or classes of business may not be the same as those established by ceding life companies due to differing risks and assumptions regarding mortality, persistency, investment and expenses.

Fair Value Disclosure

     Investments. We classify all fixed maturity securities and equity securities that are not classified as trading securities as “available for sale.” Such securities are reported at fair value. Fixed maturity securities available for sale are so classified based upon the possibility that such securities could be sold prior to maturity if that action enables us to execute our investment philosophy and appropriately match investment results to operating and liquidity needs. Equity securities available for sale are so classified because we do not intend to actively trade such securities. Unrealized gains and losses on marketable equity securities and fixed maturity securities available for sale, less applicable deferred income taxes, are reported as a separate component of “accumulated other comprehensive income” within stockholders’ equity. Investment income is recognized as it accrues or becomes legally due. Other equity investments, classified as trading securities, are bought and held principally for the purpose of selling them in the near term. Unrealized gains and losses on trading securities are reported as a separate revenue component on the income statement.

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

Type of Reinsurance
Ceding Life Company	Renewable Term	Coinsurance	Modified Coinsurance
Western Reserve
Variable universal life	✓	✓	✓
Variable annuity.		✓	✓
American Skandia
Variable annuity.			✓
Pacific Life
Variable universal life	✓
Kemper
Variable universal life	✓

     We have four separate reinsurance agreements with Western Reserve that cover variable universal life insurance and variable annuity policies issued by Western Reserve on or after January 1, 1992, which are sold by the agents of World Financial Group, Inc. and its predecessor. These agreements were entered into on July 1, 1996, January 1, 1998, April 1, 1998, and October 1, 1999, respectively. The agreement with American Skandia began on January 1, 1997 and covers policies on an American Skandia variable annuity product issued between January 1, 1997 and December 31, 2002 sold by those same agents. The Kemper agreement was effective September 1, 1996 and covers all policies on a Kemper variable universal life product issued between September 1, 1996 and March 31, 2001 sold by those agents. Our agreement with Pacific Life was effective January 1, 2001 and covers policies on individual variable universal life products issued on or after January 1, 2001, sold by those agents.

     Effective January 1, 2005, we ceased reinsurance of the Western Reserve Freedom Premier variable annuity products due to the limited volume of new policies we anticipate to be written for this product. However, we will continue to reinsure all Freedom Premier policies we reinsured as of December 31, 2004.

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

Our Current Reinsurance Agreements

     The life insurance and annuity policies that we have reinsured to date are underwritten and issued by Western Reserve, American Skandia, Kemper and Pacific Life. The following table indicates the percentage of our reinsurance revenues derived from our ceding life companies:

				Three Months
	Year Ended		Year Ended	Ended
	December 31,		December 31,	March 31,
	2003		2004	2005
Western Reserve	92%		92%	92%
American Skandia	7		6	6
Kemper	1		1	1
Pacific Life	—	(1)	1	1

Total	100%		100%	100%

(1)	Less than 1%.

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
Financial Freedom Builder
Financial Freedom Builder
Financial Freedom Builder
Financial Freedom Builder
Financial Freedom Builder
Freedom Elite Builder
Power VUL
Select Exec II
Imperium
Freedom Wealth Creator
	Freedom Premier	VUL VUL VUL VUL VUL VUL VUL VUL VUL VA VA VA	MRT MRT Co/Modco MRT Co/Modco MRT Co/Modco MRT YRT Modco Co/Modco Co/Modco	1/92 to12/99 7/97 to 3/98 4/98 to 12/98 1/99 to 3/01 4/01 to 12/01 1/02 to 12/02 7/01 to 12/01 9/96 to 3/01 1/01 to present 1/97 to 12/02 1/98 to 12/01 10/00 to 12/04	7/96 7/97 4/98 10/99 1/02 10/99 1/02 9/96 1/01 1/97 1/98 10/00

(1)	“VUL” means variable universal life product. “VA” means variable annuity product.

(2)	“MRT” means monthly renewable term. “YRT” means yearly renewable term. “Co/Modco” means coinsurance and modified coinsurance.

     Under our reinsurance agreements with the ceding life companies, we currently reinsure variable life insurance and variable annuity policies on either a renewable term basis or a coinsurance and modified coinsurance basis. The policies we reinsure on a renewable term basis represented 59% of our reinsurance revenues for the quarter ended March 31, 2005. The policies we reinsure on a coinsurance and modified coinsurance basis represented 41% of our reinsurance revenues for the same period. Of the 41%, 57% relates to variable life insurance policies and 43% relates to variable annuity policies.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2004	2005
	(As a percentage of total revenue)
Consolidated Statements of Income Data:
Revenues:
Premiums	56%	56%
Reinsured policy revenues	42	40
Net investment income	2	3
Net realized gain on investments	—	1
Net unrealized gain on trading investments	—	—
Other income	—	—

Total revenues	100%	100%
Benefits and expenses:
Benefits, claims and settlement expenses	26	26
Change in future policy benefits	3	2
Reinsurance expense allowances, net	26	25
Amortization of deferred acquisition costs	18	17
Operating expenses	11	12
Interest expense	1	—

Total benefits and expenses	85	82

Income before income tax	15	18
Income tax expense	(4)	(5)

Net income	11%	13%

Revenues

     Premiums. Premiums decreased $107,000, or 2%, for the three months ended March 31, 2005, compared to the same period in 2004. The majority of the premium decrease was due to the decreasing business in force under our renewable term agreements, which is partially offset by an increase in the average premium per policy. Policies in force are decreasing because the number of policy surrenders and lapses currently exceeds the number of new policies reinsured. Average premiums per policy increase as policyholders age.

     Reinsured Policy Revenues. Reinsured policy revenues decreased $250,000, or 8%, for the three months ended March 31, 2005, compared to the same period in 2004. This decrease was primarily attributable to a decrease in asset-based fees which resulted from a decrease in reinsured policy account balances during 2005. Policy account balances decreased primarily because of policy surrender activity which was partially offset by premiums and deposits.

     Net Investment Income. Net investment income increased $82,000, or 46%, for the three months ended March 31, 2005, compared to the same period in 2004, primarily due to the increased average size of our fixed maturity and equity securities portfolio during the first quarter of 2005 as compared to the same period in 2004. The increase in our fixed maturity and equity securities portfolio resulted from the purchase of $6.8 million of fixed maturity securities during 2004. No additional securities were purchased during the three months ended March 31, 2005.

     The purchases and sales activities by quarter are shown in the table below:

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2004	2004	2004	2004	2005
Fixed maturity and equity securities:
Balance, beginning of quarter	$17,767,668	$19,231,373	$20,311,334	$21,037,149	$20,620,444
Purchases	1,511,000	3,743,030	1,000,000	500,000	—
Sales	—	(2,009,731)	(529,185)	(500,000)	(532,540)
Other activity	(47,295)	(653,338)	255,000	(416,705)	(385,615)

Balance, end of quarter	$19,231,373	$20,311,334	$21,037,149	$20,620,444	$19,702,289

     Net Realized Gain on Investments. The sale of $533,000 of fixed maturity securities available for sale for the three months ended March 31, 2005 resulted in a net realized gain on investments of $35,000. There were no sales of fixed maturity or equity securities for the three months ended March 31, 2004, thus no gains or losses were realized.

     Net Unrealized Gain on Trading Investments. For the three months ended March 31, 2005, there was $562,000 of other equity investments classified as trading securities which represented an unrealized gain on investments of $13,000. There were no other equity investments classified as trading securities for the three months ended March 31, 2004, thus no unrealized gains or losses were recognized in income.

Benefits and Expenses

     Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses decreased $35,000, or 2%, for the three months ended March 31, 2005, compared to the same period in 2004. The decrease was primarily associated with the declining aggregate face value of insurance reinsured, partially offset by the increasing age of the policies reinsured. The aggregate face value of insurance underlying the policies we reinsured at March 31, 2005 was $6.9 billion compared to $7.5 billion at March 31, 2004.

     Change in Future Policy Benefits. Change in future policy benefits decreased $87,000, or 41%, for the three months ended March 31, 2005, compared to the same period in 2004. The decrease resulted from the aging of the policies and the decrease in business in force reinsured on a renewable term basis.

     Reinsurance Expense Allowances, Net. Net reinsurance expense allowances decreased $94,000, or 5%, for the three months ended March 31, 2005, compared to the same period in 2004. This decrease was primarily attributable to a decrease in business in force due to policy lapse and surrender activity.

     Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs decreased $182,000, or 13%, for the three months ended March 31, 2005, compared to the same period in 2004. The decrease in amortization primarily resulted from lower policy lapse and surrender activity and lower gross profits associated with the coinsurance and modified coinsurance business for the three months ended March 31, 2005. Gross profits decreased due to lower policy revenues, which were partially offset by lower death claims and lower reinsurance expense allowances.

     Operating Expenses. Operating expenses increased $100,000, or 12%, for the three months ended March 31, 2005, compared to the same period in 2004. These expenses include salaries and benefits, professional fees for legal, actuarial and accounting fees and other operating expenses. The increase was primarily attributable to increases in accounting and legal fees relating to the Reorganization Agreement.

     Interest Expense. Interest expense decreased $93,000, or 100%, for the three months ended March 31, 2005, compared to the same period in 2004. The decrease was due to the repayment on July 29, 2004 of the $5 million promissory note, plus outstanding interest due to Money Services, Inc., a subsidiary of AEGON USA, Inc.

     Income Taxes. Due to higher levels of income before income taxes, income taxes increased $24,000, or 8%, for the three months ended March 31, 2005, compared to the same period in 2004. The “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of current taxable income. Based upon the amount of taxable income we expect in 2005, we have estimated our effective tax rate to be 26% for 2005, as compared to 28% for 2004. The tax rate for the first quarter of 2005 reflects a $310,000 benefit from the small life insurance company deduction, as compared to $234,000 for the same period in 2004.

     In accordance with SFAS No. 109, Accounting for Income Taxes, we have $1.4 million of net operating loss carry-forwards, which begin to expire in 2018. These net operating loss carry-forwards at a 34% effective tax rate are included as an offset to the deferred tax liability. If the transactions contemplated by the Reorganization Agreement are not consummated, it is our belief that it is more likely than not that the deferred tax assets will be realized by us as an offset against future taxable income, however, if we do not have sufficient taxable income in the future to utilize this asset, a write-off may result, thereby reducing our net income, otherwise, these assets will be transferred in the sale of Global Preferred Re.

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

     Our primary sources of liquidity were $19.1 million in fixed maturity securities available for sale, $15.0 million in consolidated cash and cash equivalents, and $562,000 of equity securities at March 31, 2005. The effective duration of our fixed maturity portfolio is 3.2 years with 100% of the fixed maturity securities having an effective maturity of less than 10 years. Our fixed maturity portfolio represents 55% of our total invested assets, and has an average Moody’s quality rating of Aa2. We have gross unrealized losses of $158,000 and gross unrealized gains of $76,000 on our fixed maturity securities available for sale as of March 31, 2005. We have determined that none of our fixed maturity securities are other-than-temporarily impaired. Our capital structure consists only of equity.

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

     Net cash flows provided by operating activities were $2.9 million and $2.0 million for the three months ended March 31, 2004 and 2005, respectively. Cash flows provided by operating activities in 2005 related primarily to policies previously in force because we utilized less cash to acquire new reinsurance business than was provided by in force business. The decrease in cash flows provided by operating activities was primarily the result of income tax payments made, higher operating expenses and lower reinsurance settlements received for the three months ended March 31, 2005, as compared to the same period in 2004.

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

     Net cash flows (used in) provided by investing activities were ($1.3 million) and $554,000 for the three months ended March 31, 2004 and 2005, respectively. The cash flows provided by investing activities in 2005 primarily related to the sale and principal payments from $664,000 of available-for-sale securities. The cash flows used in investing activities in 2004 were the result of the purchase of $1.5 million of fixed maturity and equity securities. We have incurred no significant capital expenditures during 2005.

     Financing Cash Flows. Financing cash flows relate primarily to activities associated with our capital position. Net cash flows provided by financing activities were zero during the three months ended March 31, 2004 and $500 during 2005.

     Restrictions. Global Preferred Holdings, Inc. is a holding company with no direct operations, and whose principal assets are the capital stock of Global Preferred Re and $6.2 million of cash and invested assets, as of March 31, 2005. Global Preferred relies primarily on funds retained at the holding company level, management service fees from its subsidiaries and potential dividends from Global Preferred Re to meet ongoing cash requirements. The ability of Global Preferred Re to pay dividends to Global Preferred is subject to, among other things, regulatory restrictions under the insurance laws of Bermuda. In addition, the Reorganization Agreement specifies that while the agreement is effective Global Preferred Re may not pay Global Preferred cumulative dividends in excess of $6,384 per day and cumulative management fees in excess of $8,000 per day. As of March 31, 2005, Global Preferred Re had total statutory capital and surplus of $28.4 million, which included up to $13.1 million available for distribution as dividends without seeking regulatory approval. During the three months ended March 31, 2005, Global Preferred Re paid $581,000 of dividends to Global Preferred.

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

     If the transactions contemplated by the Reorganization Agreement are consummated, we will receive approximately $57 million of marketable AEGON common shares in exchange for all of the outstanding shares of Global Preferred Re. As a result, our operations and substantially all operating cash flows, except for investment income and run-off expenses, will cease. The Reorganization Agreement provides that, no more than twelve months after closing of the asset transfer, we must dissolve and distribute all remaining AEGON common shares received pursuant to the Reorganization Agreement and any of our other remaining assets to our stockholders, after making adequate provision for our liabilities in accordance with Delaware law.

Contractual Obligations and Commitments

     The following table shows our contractual obligations and commitments, including our payments due by period payable after March 31, 2005. Further information is included elsewhere herein and in Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

(in 000s)	Total	2005	2006	2007	2008	2009
Office lease	$477.2	$68.4	$127.6	$136.0	$140.1	$5.1
Operating leases	27.7	27.7	—	—	—	—

Total	$504.9	$96.1	$127.6	$136.0	$140.1	$5.1

Forward-Looking Statements

     Certain statements made in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe-harbor” provisions of that Act. Additionally, any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements may include, but are not limited to statements relating to reinsurance revenues, gross profits, cash flows, and net income in future periods. Such statements often include the words “believes,” “expects,” “assumes,” “predicts,” “continue,” “potential,” “should,” “could,” “can,” “may,” “will,” “proposes,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” and variations or negations of such expressions or similar expressions. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to:

•	The transactions contemplated in the Reorganization Agreement are not consummated;

•	A decrease in the level of demand for our reinsurance business, or increased competition in the industry;

•	Extent to which we are able to develop new reinsurance programs;

•	Adverse reinsurance experience, including death claims and surrenders;

•	Estimates of reserves;

•	Assumptions used in accounting for deferred acquisition costs;

•	Negotiation of reinsurance agreements;

•	Our cash requirements;

•	Our ability to compete successfully;

•	The passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate; and

•	Changes in economic conditions, including interest rate and equity market conditions, which could affect our investment portfolio and reinsured policy revenues.

     These forward-looking statements are subject to change and uncertainty that are beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect on our business. We cannot assure you that future developments will be in accordance with our expectations or that the effect of future developments will be those we anticipate. Actual results could differ materially from those we expect, depending upon the outcome of certain factors, including those described in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We have described some important factors that could cause our actual results to differ materially from our expectations in “Factors That May Affect Future Results of Operations” included as Exhibit 99.1 in our 2004 Annual Report on Form 10-K, as amended. You should carefully review these risks and additional risks described in other documents we file from time to time with the Securities and Exchange Commission, including quarterly reports on the Form 10-Q. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     Our cash and fixed income portfolio includes investments that are subject to changes in market values with changes in interest rates. The impact on our cash and fixed income investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 1.31%, or approximately $458,000 on a portfolio valued at approximately $34.8 million at March 31, 2005. The impact on our cash and fixed income investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 0.95%, or approximately $330,000. The foregoing reflects the use of an immediate time horizon. Credit spreads are assumed to remain constant in these hypothetical examples.

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

     There were no changes in securities during the three months ended March 31, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the first quarter of 2005, no matters were submitted to our security holders for a vote.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Duluth, State of Georgia on the 16th day of May, 2005.

GLOBAL PREFERRED HOLDINGS, INC.

By:	/s/ EDWARD F. MCKERNAN

Edward F. McKernan
Chief Executive Officer and President and Director

By:	/s/ BRADLEY E. BARKS

Bradley E. Barks
Chief Financial Officer and Senior Vice President – Finance