Form 10-Q
period 2005-06-30
GLOBAL PREFERRED HOLDINGS INC
filed 2005-08-22
CIK 947716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of August 15, 2005, there were 4,199,149 shares of common stock outstanding.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLOBAL PREFERRED HOLDINGS, INC.
Condensed Consolidated Statement of Net Assets in Liquidation
(Unaudited)

June 30,
2005
Estimated Values of Assets:
Cash and cash equivalents	$3,330,337
Fixed maturity securities	2,419,014
Equity securities	57,957,136
Investment income due and accrued	24,984
Accounts receivable	49,780
Current income tax recoverable	4,510
Fixed assets	16,505
Estimated future investment income	225,957

Total estimated assets	64,028,223

Estimated Liabilities:
Accrued expenses and accounts payable	151,251
Estimated future operating costs and settlement reserves during liquidation period	5,919,836

Total estimated liabilities	6,071,087

Net assets in liquidation	$57,957,136

See accompanying notes to condensed consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Condensed Consolidated Balance Sheet (Going Concern Basis)

December 31,
2004
Assets
Fixed maturity securities — available for sale (amortized cost of $19,885,253)	$20,071,625
Other equity investments (cost of $500,000)	548,819
Cash and cash equivalents	12,463,601
Reinsured policy loans	1,475,516

Total invested assets	34,559,561
Investment income due and accrued	234,220
Accounts receivable	11,357
Reinsurance balances receivable	2,567,121
Deferred acquisition costs	40,167,670
Prepaid expenses	223,973
Fixed assets (net of accumulated depreciation of $433,046)	43,095

Total assets	$77,806,997

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$19,401,495
Accrued expenses and accounts payable	526,316
Current income tax payable	377,075
Deferred tax liability	8,236,127

Total liabilities	28,541,013

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.001, 2,000,000 shares authorized; no shares issued	—
Common stock, par value $.001, 15,000,000 shares authorized; 4,149,074 shares issued	4,149
Additional paid-in capital	23,326,026
Accumulated other comprehensive income	123,007
Retained earnings	25,862,069
Treasury stock, at cost (7,390 shares)	(49,267)

Total stockholders’ equity	49,265,984

Total liabilities and stockholders’ equity	$77,806,997

See accompanying notes to condensed consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Condensed Consolidated Statement of Changes in Net Assets in Liquidation
(Unaudited)

For the Period
May 26, 2005 through
June 30, 2005

Accumulated Stockholders’ Equity as of May 25, 2005	$50,413,081

Adjustment of assets and liabilities to estimated fair value	8,444,710

Estimated net assets in liquidation as of May 26, 2005	58,857,791
Change in estimate of:
Future operating costs and settlement reserves during liquidation period	(4,233)
Fair value of invested assets	(907,061)
Future investment income	14,089
Fixed assets	(3,450)

Net change in net assets in liquidation	(900,655)

Net assets in liquidation at June 30, 2005	$57,957,136

See accompanying notes to condensed consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Condensed Consolidated Statements of Income (Going Concern Basis)
(Unaudited)

		For the Period		For the Period
		April 1, 2005		January 1, 2005
	Three Months	through	Six Months	through
	Ended	May 25, 2005	Ended	May 25, 2005
	June 30, 2004	(55 Days)	June 30, 2004	(145 Days)
Revenues:
Premiums	$4,270,641	$2,549,856	$8,572,859	$6,744,999
Reinsured policy revenues	3,112,639	1,706,074	6,311,451	4,655,164
Net investment income	210,350	165,750	388,091	425,770
Net realized (loss) gain on investments	(29,456)	1,666	(29,456)	36,785
Net unrealized gain on trading investments	—	3,503	—	16,923
Other income	—	6,550	6,980	9,050

Total revenues	7,564,174	4,433,399	15,249,925	11,888,691

Benefits and expenses:
Benefits, claims and settlement expenses	1,450,943	1,600,518	3,426,763	3,541,827
Change in future policy benefits	157,817	61,627	372,286	189,068
Reinsurance expense allowances, net	1,991,046	1,146,349	3,966,341	3,027,560
Amortization of deferred acquisition costs	1,469,670	703,956	2,904,007	1,955,803
Operating expenses	732,203	662,512	1,570,726	1,601,076
Interest expense	93,493	—	186,986	—

Total benefits and expenses	5,895,172	4,174,962	12,427,109	10,315,334

Income before income tax	1,669,002	258,437	2,822,816	1,573,357
Income tax expense	(542,477)	(14,430)	(864,741)	(360,941)

Net income	$1,126,525	$244,007	$1,958,075	$1,212,416

Basic earnings per share	$0.27	$0.06	$0.47	$0.29

Diluted earnings per share	$0.27	$0.06	$0.47	$0.29

Weighted-average common shares outstanding	4,141,684	4,141,684	4,141,684	4,141,684

Total weighted-average common and common equivalent shares outstanding	4,141,684	4,209,972	4,141,684	4,197,857

See accompanying notes to condensed consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Going Concern Basis)
(Unaudited)

		For the Period
	Six Months	January 1, 2005
	Ended	through May 25, 2005
	June 30, 2004	(145 Days)
Cash flows from operating activities:
Net income	$1,958,075	$1,212,416
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	3,028,971	2,018,782
Net realized loss (gain) on investments	29,456	(36,785)
Net unrealized gain on trading investments	—	(16,923)
Deferred tax expense (benefit)	837,491	(279,238)
Capitalization of deferred acquisition costs	(551,764)	(229,242)
Loss on disposal of assets	—	1,821
Expense of stock option compensation	—	6,534
Change in:
Investment income due and accrued	(37,423)	4,561
Accounts receivable	39,338	4,723
Reinsurance balances receivable	(16,847)	1,589,678
Prepaid expenses	75,832	(763,182)
Current income tax recoverable	(2,125)	(16,378)
Future policy benefits	(99,752)	(268,597)
Reinsurance balances payable	136,976	377,573
Accrued expenses and accounts payable	(115,517)	(133,448)
Accrued interest payable	(513)	—
Current income tax payable	—	(377,075)

Net cash provided by operating activities	5,282,198	3,095,220

Cash flows from investing activities:
Proceeds from principal payments on mortgage-backed securities available-for-sale	103,589	231,240
Proceeds from maturity of available-for-sale securities	200,000	750,000
Proceeds from sale of equity securities	2,009,731	—
Proceeds from sale of fixed maturity securities available for sale	—	532,540
Purchase of fixed maturity securities available for sale	(5,254,029)	—
Purchase of fixed assets	—	(3,629)
Change in reinsured policy loans	(137,910)	(205,478)

Net cash (used in) provided by investing activities	(3,078,619)	1,304,673

Cash flows from financing activities:
Issuance of stock	—	11

Net cash provided by financing activities	—	11

Net increase in cash and cash equivalents	2,203,579	4,399,904
Cash and cash equivalents at beginning of period	11,580,045	12,463,601

Cash and cash equivalents at end of period	$13,783,624	$16,863,505

Supplemental disclosure of cash flow information:
Interest paid	$187,500	$—

Income taxes paid	$29,375	$1,033,632

See accompanying notes to condensed consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Global Preferred Holdings, Inc. (“Global Preferred”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements should be read in conjunction with Global Preferred’s audited financial statements included in Global Preferred’s 2004 Annual Report on Form 10-K, as amended and filed with the Securities and Exchange Commission.
     On December 30, 2004, Global Preferred announced that it had entered into an agreement and plan of reorganization (the “Reorganization Agreement”) with AEGON N.V. (“AEGON”) and its wholly owned subsidiary, GPRE Acquisition Corp. (“GAC”). On May 10, 2005, Global Preferred’s stockholders authorized: (1) the sale of Global Preferred Re Limited (“Global Preferred Re”) to GAC, pursuant to the Reorganization Agreement and (2) the subsequent liquidation and dissolution of Global Preferred pursuant to a plan of complete liquidation and dissolution (the “Dissolution Plan”). On May 25, 2005, the transactions contemplated by the Reorganization Agreement were consummated whereby Global Preferred received 4,503,274 shares of AEGON common stock in exchange for all of the outstanding shares of Global Preferred Re.
     Immediately following the sale of substantially all of its assets on May 25, 2005, Global Preferred has been winding-up its business and affairs, selling its remaining assets and discharging its known liabilities. As a result, Global Preferred’s operations and substantially all operating cash flows, except for investment income and wind-up expenses have ceased. On June 1, 2005, a certificate of dissolution for Global Preferred was filed with and accepted by the Secretary of State of the State of Delaware. Once a corporation is dissolved under Delaware law, its existence is automatically continued for a term of three years, or for such longer period as the Delaware court directs, but solely for the purpose of winding up its business. The process of winding up includes: (1) the prosecution and defense of lawsuits, if any; (2) the settling and closing of any business; (3) the disposition and conveyance of any property; (4) the discharge of any liabilities; and (5) the distribution of any remaining assets to the stockholders.
     On July 6, 2005, Global Preferred’s board of directors approved the distribution of all 4,503,274 AEGON common shares to stockholders of record as of June 1, 2005. As of June 1, 2005, Global Preferred had 4,199,149 shares of common stock outstanding. The distribution consists of approximately 1.07 AEGON common shares for each share of Global Preferred common stock. On July 8, 2005, Global Preferred initiated the distribution of the AEGON common shares in whole shares. Fractional AEGON common shares remaining from the distribution of whole shares will be liquidated and the cash distributed to the Global Preferred stockholders following the distribution of the whole shares. Together, these distributions will represent the distribution of all the consideration received by Global Preferred from AEGON for the sale of Global Preferred Re in May 2005 and represent a substantial part of the assets to be distributed to stockholders under the Dissolution Plan. Global Preferred plans to distribute any remaining cash to its stockholders, after making adequate provision for its liabilities in accordance with Delaware law. Global Preferred expects that it will be necessary to retain a portion of its liquid assets to pay liabilities that may arise after completion of the dissolution; therefore, Global Preferred’s board of directors may transfer a portion of its assets to a liquidating trust. The liquidating trust will permit Global Preferred to dissolve and, as required under Delaware law, have assets still available to be applied to liabilities after the dissolution.

2. Liquidation Basis of Accounting
     The accompanying historical statements of income and cash flows for 55 and 145 day periods ended May 25, 2005 have been presented on a going concern basis similar to prior periods, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Effective May 26, 2005, Global Preferred adopted the liquidation basis of accounting. Under the liquidation basis of accounting, assets are recorded at their estimated net realizable values and liabilities are recorded at their estimated settlement amounts and include estimates for future operating costs and settlement reserves during the liquidation period. Accordingly, the financial statements presented on a going concern basis for the periods ended May 25, 2005 and the financial statements presented on a liquidation basis for the periods ended June 30, 2005 are not comparable. In accordance with the Dissolution Plan, management is required to make estimates and assumptions that affect the valuation of the assets and liabilities reported at the date of the financial statements. Actual results could differ from these estimates. The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the ultimate settlement amounts of Global Preferred’s liabilities and obligations, actual costs incurred in connection with carrying out the Dissolution Plan including administrative costs during the liquidation period, and the timeframe it takes to complete the liquidation. Distributions ultimately made to stockholders upon liquidation will differ from the “net assets in liquidation” recorded in the accompanying condensed consolidated statement of net assets in liquidation as a result of the actual proceeds received from the realization of assets and the ultimate settlement amounts of our liabilities and obligations.
     Pursuant to the Dissolution Plan, on May 26, 2005 Global Preferred began an orderly wind-down of its operations. The actions taken since that time included negotiating the severance of most of the remaining employees, identifying outstanding and potential liabilities and estimating the administrative and professional costs to complete the wind-up of Global Preferred’s affairs. These actions resulted in a charge of $6.7 million for estimated future operating costs and settlement reserves during liquidation, consisting primarily of $4.2 million in administrative and professional costs to wind-up company operations over the next three years and $2.5 million in settlement reserves for potential and unknown contingencies. In order to reflect the liquidation basis of accounting, Global Preferred increased the value of its net assets in liquidation by $8.4 million from the amount of stockholders’ equity at May 25, 2005 to state its assets and liabilities at their estimated fair value. The net increase in the value of net assets resulted from the following:

As of
(Dollars in Thousands)	May 26, 2005
Assets held for sale adjusted to estimated fair value	$16,352.3
Estimated future investment income	236.8
Elimination of prepaid expenses	(934.5)
Fixed assets adjusted to estimated fair value	(17.1)
Elimination of deferred tax asset	(694.4)
Reduction of accrued expenses	196.6
Estimated future operating costs and settlement reserves during liquidation	(6,695.0)

Total adjustment of assets and liabilities to estimated fair value	$8,444.7

      The fair value of the 4,503,274 shares of AEGON common stock as of the close of the markets on May 25, 2005 amounted to $58.9 million. The net assets of Global Preferred Re as of the close of business on May 25, 2005 amounted to $42.5 million, resulting in a gain of $16.4 million. In accordance with the liquidation basis of accounting, which Global Preferred adopted on May 26, 2005, the gain was reported as an adjustment to the net assets in liquidation on the accompanying condensed consolidated statement of changes in net assets in liquidation. If Global Preferred had not adopted the liquidation basis of accounting as of May 26, 2005, the gain would have been reported on the condensed consolidated statement of operations as other income for the periods ended June 30, 2005.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of such estimates include, but are not limited to, estimated future operating costs, which represent the estimate of costs to be incurred during liquidation, and the accounting for contingencies during liquidation for potential and unknown contingencies. Actual results could differ from those estimates.

3. Estimated Value of Assets and Liabilities in Liquidation
     The estimated value of assets of Global Preferred that are set forth in the June 30, 2005 “Condensed Consolidated Statement of Net Assets in Liquidation” are presented on the following basis:
•	Cash and cash equivalents are stated at fair value. At times, cash balances held in financial institutions may be in excess of federally insured amounts. Cash balances held in money market funds are not insured.

•	Fixed maturity securities represent estimated net sales proceeds less the costs of disposal.

•	Equity securities consist of 4,503,274 AEGON common shares to be distributed to stockholders. The AEGON common shares were valued at $13.07 per share as of the close of business on May 25, 2005 when received by us pursuant to the Reorganization Agreement and are valued at $12.87 per share as of June 30, 2005.

•	Investment income due and accrued represents interest due and unpaid on fixed maturity securities and cash as of June 30, 2005.

•	Accounts receivable represents balances due and unpaid by clients of Global Preferred Solutions and refunds or deposits unpaid by third-party service providers.

•	Current income tax recoverable represents an overpayment of 2005 estimated taxes paid in 2005.

•	Fixed assets are assets such as furniture and equipment stated at net realizable value.

•	Future investment income was estimated by management based upon prevailing interest rates, anticipated investment portfolio composition and future expected cash flows.
     The estimated liabilities of Global Preferred that are set forth in the June 30, 2005 “Condensed Consolidated Statement of Net Assets in Liquidation” are presented on the following basis:
•	Accrued expenses and accounts payable include all current amounts due that remain unpaid for recurring administrative costs.

•	Estimated future operating costs and settlement reserves during liquidation were recorded on May 26, 2005 when Global Preferred adopted the liquidation basis of accounting and include all estimated future amounts that remain unpaid for liquidation activities.
     The table presented below summarizes the estimated future operating costs and settlement reserves as of May 26, 2005 and the actual costs that have been paid or incurred during the period May 26, 2005 through June 30, 2005.

	As of		Costs	As of
	May 26,	Change in	Incurred	June 30,
(Dollars in Thousands)	2005	Estimate	and Paid	2005

Employee compensation and benefits, including severance payments	$2,925.8	$7.5	$209.1	$2,724.2
Legal, audit and other professional fees	1,078.4	25.9	505.3	599.0
Other estimated costs of liquidation	200.6	(18.6)	65.0	117.0
Settlement reserve	2,490.2	(10.6)	—	2,479.6

Total estimated future operating costs and settlement reserves	$6,695.0	$4.2	$779.4	$5,919.8

The settlement reserve was established for potential and unknown contingencies. The board of directors intends to review the adequacy of the estimated future operating costs and settlement reserves from time to time and make adjustments to them as necessary. Because the establishment of the estimated value of assets, liabilities and reserves involves considerable judgment and estimation, it is likely that the actual proceeds from the realization of assets, the actual settlement of liabilities and the actual outcome of the resolutions of any contingencies will differ from management’s estimates at this time, and those differences may be significant.
4. Deferred Taxes
     Global Preferred used the asset and liability method to record deferred income taxes on a going concern basis. Accordingly, deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using an effective federal income tax rate of 34%.
5. Comprehensive Income
     Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The primary component of accumulated other comprehensive income or loss as shown under the equity section of the consolidated balance sheet was the unrealized gain or loss on available-for-sale fixed maturity securities. Total comprehensive income was $349,314 and $779,960 for the 55 days ended May 25, 2005 and the three months ended June 30, 2004, respectively. Total comprehensive income was $1,140,552 and $1,765,424 for the 145 days ended May 25, 2005 and for the six months ended June 30, 2004, respectively.
6. Earnings Per Share
     Basic earnings per share were computed based on the weighted-average number of common shares outstanding during the period, in accordance with SFAS No. 128, Earnings Per Share. Diluted earnings per share were computed based on the total weighted-average number of common and common equivalent shares outstanding during the period. The dilutive effect of the 258,282 stock options outstanding on May 25, 2005 was computed using the treasury stock method and was not significant to Global Preferred’s financial statements for the 55 and 145 day periods ended May 25, 2005. For further discussion, refer to Note 15 to the consolidated financial statements in Global Preferred’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.
7. Stock Options
     Global Preferred’s employee stock incentive plan and directors stock option plan (the “stock option plans”) were accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The application of APB No. 25 did not result in significant compensation expense for the three and six-month periods ended June 30, 2004 and the 55 and 145 day periods ended May 25, 2005. The following table illustrates the effect on net income and earnings per share if Global Preferred had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock option plans as of the dates reported.
     For purposes of this pro-forma disclosure, the estimated fair value of the options is assumed to be amortized as a stock-based compensation expense over the options’ vesting periods.

	Three		Six
	Months	55 Days	Months	145 Days
	Ended	Ended	Ended	Ended
	June 30,	May 25,	June 30,	May 25,
(In Thousands—Except Per Share Amounts)	2004	2005	2004	2005
Net income	$1,126.5	$244.0	$1,958.1	$1,212.4
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(8.7)	3.3	(11.6)	(0.1)

Pro-forma net income	$1,117.8	$247.3	$1,946.5	$1,212.3

Reported basic earnings per common share	$0.27	$0.06	$0.47	$0.29

Reported diluted earnings per common share	$0.27	$0.06	$0.47	$0.29

Pro-forma basic earnings per common share	$0.27	$0.06	$0.47	$0.29

Pro-forma diluted earnings per common share	$0.27	$0.06	$0.47	$0.29

     On February 2, 2005, Global Preferred’s board of directors approved the acceleration of the vesting of outstanding employee options effective upon the closing of the sale of Global Preferred Re. In addition, pursuant to the terms of the stock option plans, all options outstanding under such plans were unilaterally canceled as of the effective date of the sale of Global Preferred Re and on May 27, 2005, Global Preferred issued 57,464 shares of stock to its employees and directors to settle the outstanding options on a net basis. The number of shares issued was net of shares withheld for income tax withholding. Additional information with respect to stock option plan activity is as follows:

	Shares Available	Number of	Weighted Average
(Shares in Thousands)	for Options	Shares	Exercise Price

December 31, 2002	1,780.0	—	N/A
Grants	(249.3)	249.3	$10.46
Cancellations	—	(3.9)	$10.46
December 31, 2003	1,530.7	245.4	$10.46
Grants	(44.4)	44.4	$10.94
Cancellations	—	(6.8)	$10.46
		(1.1)	$10.94
December 31, 2004	1,486.3	238.6	$10.46
		43.3	$10.94
Grants	—	1.3	$10.46
		0.4	$10.94
Cancellations	—	(18.1)	$10.46
		(5.5)	$10.94
Exercised	—	(221.8)	$10.46
		(38.2)	$10.94

June 30, 2005	1,486.3	—	N/A

Options exercisable at:
December 31, 2002	—	—	N/A
December 31, 2003	—	81.2	$10.46
December 31, 2004	—	128.0	$10.46
     Effective as of July 1, 2005, Global Preferred terminated the stock option plans. No options were outstanding under either plan as of July 1, 2005.
8. Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation, as SFAS 123R, Share-Based Payment. The provisions of SFAS 123R are effective as of the beginning of the first annual reporting period that begins after December 15, 2005. The issuance of SFAS 123R had no impact on Global Preferred’s financial statements due to the settlement of the outstanding options on May 27, 2005 and the termination of the stock option plans as of July 1, 2005.

9. Segment Reporting
     Prior to the sale of Global Preferred Re on May 25, 2005, Global Preferred defined reportable segments based on the nature of its reinsurance agreements and the accounting treatment used for the various reinsurance agreements. Based on this definition, two reportable segments were identified: non-universal life-type agreements and universal life-type agreements (as each is referenced in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, paragraphs 44 and 45). Global Preferred reinsured certain variable universal life insurance policies on a renewable term basis, which are reported below as Non-Universal Life-Type Agreements and, as such, these revenues were classified as premium revenue. Renewable term reinsurance involves the reinsurance of mortality risk whereby premiums are not directly related to the premium rates on the original plan of insurance. Global Preferred’s renewable term agreements were accounted for under SFAS No. 60, Accounting and Reporting by Insurance Enterprises. Global Preferred reinsured variable annuity contracts and certain other variable universal life insurance policies on a coinsurance and modified coinsurance basis, which were reported below as Universal Life-Type Agreements and, as such, these revenues were classified as reinsured policy revenues. Coinsurance involves the reinsurance of mortality and investment risks on the same basis as that of the underlying policies. The ceding life companies and Global Preferred shared in these risks on a pro rata basis. Global Preferred’s coinsurance and modified coinsurance agreements were accounted for under SFAS No. 97.
     Items not directly related to the business segments and unallocated corporate items (i.e., other income, interest expense on corporate debt and unallocated operating expenses) were shown separately, consistent with Global Preferred’s internal measurement process. Segment assets reported included those assets directly attributable to the reinsurance agreements such as reinsurance balances receivable, deferred acquisition costs, policy loans, prepaid expenses, invested assets and cash. Cash and invested assets were allocated to the agreements based upon statutory reserves, the letters of credit posted in support of the statutory reserves held, and statutory receivables and allocated surplus, which was consistent with Global Preferred’s internal measurement process.

	Three Months Ended June 30, 2004				55 Days ended May 25, 2005
	Non-				Non-
	Universal	Universal			Universal	Universal
(Dollars in thousands)	Life-Type	Life-Type	Other	Total	Life-Type	Life-Type	Other	Total
Premiums	$4,271	$—	$—	$4,271	$2,550	$—	$—	$2,550
Reinsured policy revenues	—	3,113	—	3,113	—	1,706	—	1,706
Benefits, claims and settlement expenses*	1,418	191	—	1,609	1,310	352	—	1,662
Reinsurance expense allowances, net	1,465	526	—	1,991	865	282	—	1,147
Amortization of deferred acquisition costs	42	1,428	—	1,470	27	677	—	704

Underwriting profit	1,346	968	—	2,314	348	395	—	743
Net investment income	8	22	180	210	11	14	141	166
Net realized (loss) gain on investments	—	—	(29)	(29)	—	—	2	2
Net unrealized gain on trading Investments	—	—	—	—	—	—	3	3
Other income	—	—	—	—	—		7	7
Other expenses	42	90	694	826	27	48	588	663

Segment operating income (loss) before income tax	1,312	900	(543)	1,669	332	361	(435)	258
Income tax expense (benefit)	426	292	(176)	542	19	20	(25)	14

Segment net income (loss)	$886	$608	$(367)	$1,127	$313	$341	$(410)	$244

Segment assets	$5,692	$45,417	$30,600	$81,709	$5,738	$38,801	$33,697	$78,236

* Benefits, claims and settlement expenses include change in future policy benefits.

	Six Months Ended June 30, 2004				145 Days ended May 25, 2005
	Non-				Non-
	Universal	Universal			Universal	Universal
(Dollars in thousands)	Life-Type	Life-Type	Other	Total	Life-Type	Life-Type	Other	Total
Premiums	$8,573	$—	$—	$8,573	$6,745	$—	$—	$6,745
Reinsured policy revenues	—	6,311	—	6,311	—	4,655	—	4,655
Benefits, claims and settlement expenses*	3,060	739	—	3,799	3,075	656	—	3,731
Reinsurance expense allowances, net	2,947	1,019	—	3,966	2,308	720	—	3,028
Amortization of deferred acquisition costs	73	2,831	—	2,904	73	1,883	—	1,956

Underwriting profit	2,493	1,722	—	4,215	1,289	1,396	—	2,685
Net investment income	15	47	326	388	30	46	350	426
Net realized (loss) gain on investments	—	—	(29)	(29)	—	—	37	37
Net unrealized gain on trading Investments	—	—	—	—	—	—	17	17
Other income	—	—	7	7	—	—	9	9
Other expenses	79	191	1,488	1,758	86	183	1,332	1,601

Segment operating income (loss) before income tax	2,429	1,578	(1,184)	2,823	1,233	1,259	(919)	1,573
Income tax expense (benefit)	744	484	(363)	865	283	289	(211)	361

Segment net income (loss)	$1,685	$1,094	$(821)	$1,958	$950	$970	$(708)	$1,212

Segment assets	$5,692	$45,417	$30,600	$81,709	$5,738	$38,801	$33,697	$78,236

* Benefits, claims and settlement expenses include change in future policy benefits.
     During the three month period ended June 30, 2004 and the 55 day period ended May 25, 2005, the percentage of total premiums and reinsured policy revenues that related to business issued by Western Reserve Life Assurance Co. of Ohio (“Western Reserve”) were 92% and 93%, respectively. The percentage of total premiums and reinsured policy revenues that related to business issued by Western Reserve for the six month period ended June 30, 2004 and the 145 day period ended May 25, 2005 was 92%. The percentages of total underwriting profit that related to business issued by Western Reserve for the three month period ended June 30, 2004 and the 55 day period ended May 25, 2005 were 94% and 91%, respectively. The percentages of total underwriting profit that related to business issued by Western Reserve for the six month period ended June 30, 2004 and the 145 day period ended May 25, 2005 were 95% and 94%, respectively.
10. Investments
     As of May 25, 2005, none of Global Preferred’s investments were deemed to be other-than-temporarily impaired. The fair value and unrealized loss position of Global Preferred’s investments were not materially different from those presented in the Company’s Form 10-Q as of March 31, 2005. All of the unrealized losses on investments were caused by increases in market interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. There were no investments that were determined to be other-than-temporarily impaired at May 25, 2005.

     As of June 30, 2005, all of Global Preferred’s investments were held at fair market value. The major categories of investments consist of the following:

(Dollars in Thousands)	Fair Value
Fixed maturity securities:
U.S. government agency obligations	$996,289
Corporate bonds	997,333
Mortgage-backed securities	425,392

Total	2,419,014
Equity securities	57,957,136

Total fixed maturity and equity securities	$60,376,150

11. Employment Agreements
     Global Preferred has written employment agreements with each of its executive officers. These agreements govern employee conduct and Global Preferred’s obligation to compensate such key employees. The stated terms of the agreements provided for expiration on either December 31, 2005 or December 31, 2006.
     On July 6, 2005, Global Preferred entered into transition agreements with certain of its executive officers. Pursuant to the terms of these agreements, each of these employees resigned as an officer of Global Preferred, but will continue as an employee until August 19, 2005 to assist with the wind-up and dissolution of Global Preferred. In addition, the transition agreements amended the employment agreement of each of the respective executive officers to modify the restrictive covenants of the employment agreement to permit such employee to own and participate in the operations of a non-affiliated company formed by those executive officers. The severance amounts to be paid to those certain executive officers total $1.2 million.
12. Commitments and Contingencies
     Under its reinsurance agreements, Global Preferred Re was required to provide security through letters of credit for the benefit of the ceding life companies with which it had agreements. Global Preferred Re had three letters of credit totaling $5.85 million as of May 25, 2005, which were issued by its custodian, Comerica Bank, for the benefit of the ceding life companies.
     Liabilities for future policy benefits under modified coinsurance agreements equaled reinsured policy account balances on the underlying life insurance and annuity policies. With regard to the separate account benefits reinsured on a modified coinsurance basis, liabilities were recorded as an offset to related assets as the intentions and rights under the agreements with the ceding life companies met the appropriate conditions governing rights of setoff. Separate account benefits and related assets reinsured on a modified coinsurance basis totaled $262.2 million as of May 25, 2005.
13. Subsequent Events
     On July 6, 2005, Global Preferred completed the sale of its remaining subsidiaries, Global Preferred Solutions, Inc., Global Preferred Resources, Inc. and Preferred Advantage Insurance Services, Inc., to a company that is owned and managed by certain former officers of Global Preferred and was formed to facilitate the liquidation of Global Preferred’s investment in these subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Global Preferred Holdings, Inc. as of May 25, 2005 compared with December 31, 2004, and its results of operations for the 55 and 145 day periods ended May 25, 2005, compared with the three and six month periods ended June 30, 2004. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this report and with the MD&A and Global Preferred’s consolidated financial statements and notes thereto included in Global Preferred’s 2004 Annual Report on Form 10-K, as amended.
Overview
     Global Preferred Holdings, Inc. was incorporated in Delaware in 1995 as a holding company and, until May 2005, owned all of the outstanding capital stock of Global Preferred Re Limited, and until July 2005, owned all of the outstanding capital stock of Global Preferred Solutions, Inc., Global Preferred Resources, Inc. and Preferred Advantage Insurance Services, Inc. Global Preferred Solutions, Global Preferred Resources and Preferred Advantage Insurance Services were formed during 2003. References in this report to “Global Preferred,” “we,” “us,” “our” and “our company” refer to Global Preferred Holdings, Inc. and its subsidiaries unless the context otherwise requires or is expressly stated.
Plan of Liquidation
     On December 30, 2004, we entered into an agreement and plan of reorganization (the “Reorganization Agreement”) with AEGON N.V. (“AEGON”) and GPRE Acquisition Corp. (“GAC”), a direct, wholly owned subsidiary of AEGON, to transfer to GAC all of the outstanding shares of Global Preferred Re Limited (“Global Preferred Re”). Global Preferred Re was formed during 1995 as a Bermuda company registered as a long-term insurer under the Bermuda Insurance Act 1978. The Reorganization Agreement provides that, no more than twelve months after closing of the asset transfer, we must dissolve and distribute all remaining AEGON common shares received pursuant to the Reorganization Agreement and any of our other remaining assets to our stockholders, after making adequate provision for our liabilities in accordance with Delaware law.
     On May 10, 2005, our stockholders authorized: (1) the sale of Global Preferred Re to GAC pursuant to the Reorganization Agreement and (2) the subsequent liquidation and dissolution of Global Preferred pursuant to a plan of complete liquidation and dissolution (the “Dissolution Plan”). On May 25, 2005, the transactions contemplated by the Reorganization Agreement were consummated whereby Global Preferred received 4,503,274 AEGON common shares in exchange for all of the outstanding shares of Global Preferred Re.
     Since the sale of substantially all of our assets on May 25, 2005, our operations have been limited to winding-up our business and affairs, selling our remaining assets and discharging our known liabilities. On June 1, 2005, a certificate of dissolution for Global Preferred was filed with and accepted by the Secretary of State of the State of Delaware. Once a corporation is dissolved under Delaware law, its existence is automatically continued for a term of three years, or for such longer period as the Delaware court directs, but solely for the purpose of winding up its business. The process of winding up includes: (1) the prosecution and defense of lawsuits, if any; (2) the settling and closing of any business; (3) the disposition and conveyance of any property; (4) the discharge of any liabilities; and (5) the distribution of any remaining assets to the stockholders.
     We plan to distribute all remaining assets to our stockholders, after making adequate provision for our liabilities in accordance with Delaware law. Global Preferred expects that it will be necessary to retain a portion of its liquid assets to pay liabilities that may arise after completion of the dissolution; therefore Global Preferred’s board of directors may transfer a portion of its assets to a liquidating trust. The liquidating trust will permit Global Preferred to dissolve and, as required under Delaware law, have assets still available to be applied to liabilities after the dissolution.

     The accompanying condensed consolidated statements of income and cash flows for the 55 and 145 day periods ended May 25, 2005 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Effective May 26, 2005, we adopted the liquidation basis of accounting.
     Under the liquidation basis of accounting, assets are recorded at their estimated net realizable value and liabilities are recorded at their estimated settlement amounts and include estimates for future operating costs and settlement reserves during the liquidation period. The valuation of assets and liabilities requires many estimates and assumptions by management and there may be substantial uncertainties in carrying out the provisions of the Dissolution Plan. In all instances, actual results could vary from those estimates. Distributions ultimately made to stockholders upon liquidation will differ from the “net assets in liquidation” recorded in the accompanying condensed consolidated statement of net assets in liquidation as a result of the actual proceeds received from the realization of assets and the ultimate settlement amount of our liabilities and obligations.
     Upon changing to the liquidation basis of accounting on May 26, 2005, we recorded an $8.4 million increase to net assets, which included a charge of $6.7 million of estimated future operating costs and settlement reserves during liquidation.
     The following represents the estimated future operating costs and settlement reserves during liquidation:

As of
(Dollars in Thousands)	June 30, 2005
Employee compensation and benefits, including severance	$2,724.2
Legal, audit and other professional services	599.0
Other estimated costs of liquidation	117.0
Settlement reserve	2,479.6

Total	$5,919.8

Status of Liquidation
     On July 6, 2005, our board of directors approved the distribution of all 4,503,274 AEGON common shares, received by us pursuant to the Reorganization Agreement, to stockholders of record as of June 1, 2005. On July 8, 2005, we initiated the distribution of the AEGON common shares in whole shares. Fractional AEGON common shares remaining from the distribution of whole shares will be liquidated and the cash distributed to our stockholders following the distribution of the whole shares. Together, these distributions will represent the distribution of all the consideration received by Global Preferred from AEGON for the sale of Global Preferred Re in May 2005 and represent a substantial part of the assets to be distributed to stockholders under the Dissolution Plan.
     Also on July 6, 2005, we entered into transition agreements with certain of our executive officers. Pursuant to the terms of these agreements, each of these employees resigned as an officer of Global Preferred, but will continue as an employee until August 19, 2005 to assist with the wind-up and dissolution of Global Preferred. In addition, the transition agreements amended the employment agreement of each of the respective executive officers to modify the restrictive covenants of the employment agreement to permit such employee to own and participate in the operations of a non-affiliated company formed by those executive officers. The severance amounts to be paid to those certain executive officers total $1.2 million.
     Additionally, on July 6, 2005, Global Preferred completed the sale of its remaining subsidiaries, Global Preferred Solutions, Global Preferred Resources, and Preferred Advantage Insurance Services, to a company that is owned and managed by certain former officers of Global Preferred and was formed to facilitate the liquidation of Global Preferred’s investment in these subsidiaries.

Business Operations Prior to Asset Sale
     Prior to the sale of Global Preferred Re, Global Preferred, through its subsidiaries, provided profit sharing solutions for independent marketing organizations or “IMOs” in the life insurance and annuity industry. An IMO is an organization of independent agents that contracts with one or more insurance companies to distribute and market securities and insurance products. These organizations include: insurance agencies, insurance brokers, broker-dealers, banks, savings and loans and any other group or institution that markets life insurance and annuities. While we no longer have active business operations, the following description of our business operations prior to the asset sale is provided to aid our readers’ understanding of our historical financial statements.
     Our core business consisted of providing reinsurance on business that resulted from a relationship with the independent agents of an IMO affiliate of AEGON USA, Inc. Although our reinsurance business was directed to us through these independent agent relationships, the life insurance and annuity policies that we reinsured were underwritten and issued by various ceding life companies, including:
•	Western Reserve Life Assurance Co. of Ohio, a subsidiary of AEGON USA, Inc. (“Western Reserve”);

•	American Skandia Life Assurance Corporation, a subsidiary of Prudential Financial, Inc. (“American Skandia”);

•	Pacific Life Insurance Company (“Pacific Life”); and

•	Federal Kemper Life Assurance Company, a subsidiary of J.P. Morgan Chase & Co. (“Kemper”).
Under a reinsurance agreement, like the ones we entered into with the above insurance companies, the economic consequences of certain insurance risks were transferred from the ceding life company to the reinsurer.
     The ceding life companies retained responsibility for the payment of all claims, surrender values, commissions, and expenses involved in issuing and maintaining the policies we reinsured. In addition, the ceding life companies administered the reinsurance contracts and, on a monthly and quarterly basis, provided us with information regarding premiums, reserves and benefits and the amounts we owed to the ceding life company for claims and settlement expenses on the policies we reinsured.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions regarding uncertainties that affect certain amounts in the unaudited condensed consolidated financial statements on a going concern basis and related footnotes. Accounts that we deemed to be sensitive to changes in estimates for those amounts reported through May 25, 2005 included reinsurance settlements, deferred acquisition costs and future policy benefits. In all instances, actual results could differ from estimates. Information included elsewhere herein, including “Fair Value Disclosure – Investments,” and in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K, for the year ended December 31, 2004, as amended, includes a summary of the critical accounting policies used in the preparation of our unaudited condensed consolidated financial statements.
Income Statement Impact
     Reinsurance Revenues. For renewable term reinsurance, we recorded as “premiums” the amount of reinsurance premiums we received over the payment periods of the reinsured policies. For policies reinsured on a coinsurance or modified coinsurance basis, we recorded as “reinsured policy revenues” our proportionate share of the gross revenues received by the ceding life company over the payment periods of the reinsured policies. These revenues represented the policy mortality and expense charges, asset-based fees and deferred sales charges that had been assessed against the reinsured policy account balances.
     Reinsurance Expenses. Regardless of the type of reinsurance, our related expenses may have included: (1) benefits, claims and settlement expenses, which represented our share of the payments made under the reinsured policies during the period, the change in claims in the course of settlement and the change in claims incurred but not reported; (2) expense allowances paid to the ceding life company for expenses associated with the reinsured policies, including commissions and costs associated with underwriting, marketing, policy issue and maintenance; and (3) amortization of deferred acquisition costs, which are discussed in more detail below.
     Net Income. Our profitability, in part, depended on the volume of policies reinsured and experience of the reinsured policies. Factors that affected the experience of the business included reinsured policy persistency, death claims and investment performance of the separate account balances. While death claims were reasonably predictable over a period of years, claims became less predictable over shorter periods, and were subject to fluctuation from quarter to quarter and year to year. Similarly, separate account investment returns, upon which a significant portion of our revenues depended, may have had relatively stable returns over a period of years but could be volatile over shorter periods.
Balance Sheet Impact
     Deferred Acquisition Costs. We capitalized and deferred costs that varied with and were primarily related to the acquisition of the reinsured policies. These expenses were deferred to the extent that such costs were deemed recoverable from future policy revenues and were recorded as deferred acquisition costs on the balance sheet. Such costs included reinsurance expense allowances paid to ceding life companies, and may have included other underwriting costs such as actuarial, legal and accounting fees.
     Deferred acquisition costs were amortized over the lives of the underlying policies, in conformity with the terms of the reinsurance agreement. Under the renewable term agreements, deferred acquisition costs were amortized in proportion to the premium revenue related to the mortality risk reinsured. Such premium revenue was estimated using the same assumptions used for computing liabilities for future policy benefits.
     Under the coinsurance and modified coinsurance agreements, the amortization of the deferred acquisition costs was in proportion to the ratio of gross profits recognized during the then current period to total actual and future expected gross profits. During each accounting period, assumptions used in calculating the amortization of deferred acquisition costs reflected actual experience for the then current accounting period. We also reviewed, on a periodic basis, our evolving experience concerning our assumptions with regard to mortality, persistency, investment yields and expenses in determining our estimate of anticipated future expected gross profits.
     Future Policy Benefits. Liabilities for future benefits on life insurance and annuity policies were established in an amount we estimated were adequate to meet the estimated future obligations on the policies in effect. Policy reserves were included in “future policy benefits” on the unaudited condensed consolidated balance sheet.
     Liabilities for future policy benefits under the renewable term agreements included provisions for expected future claims. The liability was estimated using assumptions such as estimates of expected investment yields, mortality, persistency and expenses applicable at the time the reinsurance contracts were executed.
     Liabilities for future policy benefits under coinsurance and modified coinsurance agreements were equal to reinsured policy account balances on the underlying life insurance and annuity policies. With regard to the separate account benefits reinsured on a modified coinsurance basis, we recorded the liabilities as an offset to related assets as our intentions and rights under the agreements with the ceding life companies met the appropriate conditions governing rights of setoff.
     Liabilities for future policy benefits under our reinsurance agreements may have included provisions for claims that had been incurred but had not yet been paid. A portion of these claims represented claims reported to us that were in the course of settlement. The remainder of this liability represented claims that may have been incurred but not yet reported to us.
     Liabilities for future policy benefits reflected in the unaudited condensed consolidated financial statements were based on information provided to us by the ceding life companies. Reserves established by us with respect to individual risks or classes of business may not have been the same as those established by ceding life companies due to differing risks and assumptions regarding mortality, persistency, investment and expenses.

Fair Value Disclosure
     Investments. We classified all fixed maturity securities and equity securities that were not classified as trading securities as “available for sale.” Such securities were reported at fair value. Fixed maturity securities available for sale were so classified based upon the possibility that such securities could have been sold prior to maturity if that action enabled us to execute our investment philosophy and appropriately match investment results to operating and liquidity needs. Equity securities available for sale were so classified because we did not intend to actively trade such securities. Unrealized gains and losses on marketable equity securities and fixed maturity securities available for sale, less applicable deferred income taxes, were reported as a separate component of “accumulated other comprehensive income” within stockholders’ equity. Investment income was recognized as it accrued or became legally due. Other equity investments, classified as trading securities, were bought and held principally for the purpose of selling them in the near term. Unrealized gains and losses on trading securities were reported as a separate revenue component on the income statement.
     Realized gains or losses on sales of investments were included in income, as were write-downs of securities where declines in value are deemed to be other-than-temporary. In determining whether a decline in market value on our fixed income securities was other-than-temporary, we considered the cause of the impairment, the length of impairment, the amount of impairment as a percentage of the fair value of the security and other relevant information about the issuer or security. Although we utilized an independent investment manager to invest and manage our assets in accordance with our investment guidelines, we had the ability and intent to hold these securities until a forecasted recovery of fair value was at least equal to the amortized cost or until maturity. The cost of investment securities sold was determined based upon the specific identification method.
     Other Financial Assets and Liabilities. The carrying value of cash and cash equivalents, reinsurance receivables and payables, short-term debt, accrued expenses and accounts payable approximated their fair values due to the short-term nature of these accounts. The carrying value of future policy benefits approximated its fair value as credited interest approximated current market rates.
Reinsurance Agreements under Global Preferred Re
     The life insurance and annuity policies that we reinsured were underwritten and issued by Western Reserve, American Skandia, Kemper and Pacific Life. The following table indicates the percentage of our reinsurance revenues derived from these ceding life companies:

			145 Days
	Year Ended	Year Ended	Ended
	December 31,	December 31,	May 25,
	2003	2004	2005
Western Reserve	92%	92%	92%
American Skandia	7	6	6
Kemper	1	1	1
Pacific Life	— (1)	1	1

Total	100%	100%	100%

(1)	Less than 1%.
     Under our reinsurance agreements with the ceding life companies, we reinsured variable life insurance and variable annuity policies on either a renewable term basis or a coinsurance and modified coinsurance basis. The policies we reinsured on a renewable term basis represented 60% of our reinsurance revenues for the 55 day period ended May 25, 2005. The policies we reinsured on a coinsurance and modified coinsurance basis represented 40% of our reinsurance revenues for the same period. Of the 40%, 57% related to variable life insurance policies and 43% related to variable annuity policies.

Results of Operations
The 55 and 145 Day Periods Ended May 25, 2005 Compared to Three Months and Six Months Ended June 30, 2004
     On May 25, 2005, Global Preferred completed its sale of Global Preferred Re, and thereby substantially all of its assets, to AEGON. As a result, we ceased operations and adopted the liquidation basis of accounting as opposed to preparing our financial statements on a going concern basis under accounting principles generally accepted in the United States of America. The asset sale resulted in no further premium or reinsured policy revenues after May 25, 2005. Additionally, no benefits, claims and expenses, change in future policy benefits, reinsurance expense allowances, net, or amortization of deferred acquisition costs were incurred after May 25, 2005. Accordingly, results of operations are not comparable to the three months and six months ended June 30, 2004 due to the shortened reporting periods. The following discussion of operational results includes only those explanations that differ from the asset sale for the period discussed. Results of operations do not reflect adjustments recorded upon the change to the liquidation basis of accounting adopted on May 26, 2005.
     The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Three		Six
	Months	55 Days	Months	145 Days
	Ended	Ended	Ended	Ended
	June 30,	May 25,	June 30,	May 25,
	2004	2005	2004	2005
	(As a percentage of total revenue)
Consolidated Statements of Income Data:
Revenues:
Premiums	56%	58%	56%	57%
Reinsured policy revenues	41	38	41	39
Net investment income	3	4	3	4

Total revenues	100%	100%	100%	100%
Benefits and expenses:
Benefits, claims and settlement expenses	19	36	23	30
Change in future policy benefits	2	1	2	2
Reinsurance expense allowances, net	26	26	26	26
Amortization of deferred acquisition costs	20	16	19	16
Operating expenses	10	15	10	13
Interest expense	1	—	1	—

Total benefits and expenses	78	94	81	87

Income before income tax	22	6	19	13
Income tax expense	(7)	—	(6)	3

Net income	15%	6%	13%	10%

Revenues
     Premiums. Premiums decreased $1.7 million, or 40%, and $1.8 million, or 21%, for the 55 and 145 day periods ended May 25, 2005, compared to the quarter and six months ended June 30, 2004. Premiums were lower because of decreasing business in force under our renewable term agreements, which was partially offset by an increase in the average premium per policy. Policies in force were decreasing because the number of policy surrenders and lapses exceeded the number of new policies reinsured. Average premiums per policy increase as policyholders age.
     Reinsured Policy Revenues. Reinsured policy revenues decreased $1.4 million, or 45%, and $1.7 million, or 26%, for the 55 and 145 day periods ended May 25, 2005, compared to the quarter and six months ended June 30, 2004. Reinsured policy revenues were lower because of a decrease in asset-based fees which resulted from a decrease in reinsured policy account balances during 2005. Policy account balances decreased primarily because of policy surrender activity which was partially offset by positive equity market returns, premiums and deposits.

     Net Investment Income. Net investment income decreased $45,000, or 21%, and increased $38,000, or 10%, for the 55 and 145 day periods ended May 25, 2005, compared to the quarter and six months ended June 30, 2004. Investment income was higher during the 145 day period ended May 25, 2005 because of the increase in yield and average size of cash and cash equivalents held.
     The purchases and sales activities by quarter are shown in the table below:

	Quarter	Quarter	Quarter	Quarter	April 1
	ended	ended	ended	ended	through
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	May 25,
(Dollars in Thousands)	2004	2004	2004	2005	2005
Fixed maturity and equity securities:
Balance, beginning of period	$19,231.4	$20,311.3	$21,037.1	$20,620.4	$19,702.3
Purchases	3,743.0	1,000.0	500.0	—	—
Sales	(2,009.7)	(529.2)	(500.0)	(532.5)	—
Other activity	(653.4)	255.0	(416.7)	(385.6)	(705.9)

Balance, end of period	$20,311.3	$21,037.1	$20,620.4	$19,702.3	$18,996.4

     Net Realized Gain on Investments. The call of $750,000 of fixed maturity securities available for sale during the 55 day period ended May 25, 2005 resulted in a net realized gain on investments of $1,700 as compared to a loss of $29,000 for the three months ended June 30, 2004. In addition to the call, the sale of $533,000 of fixed maturity securities available for sale during first quarter 2005 resulted in a total net realized gain on investments of $37,000 for the 145 day period ended May 25, 2005. The sale of $2.0 million of equity securities for the six months ended June 30, 2004, resulted in a net realized loss on investments of $29,000.
     Net Unrealized Gain on Trading Investments. For the 145 day period ended May 25, 2005, there was $566,000 of other equity investments classified as trading securities which represented an unrealized gain on investments of $3,500 and $17,000 for the 55 and 145 day periods ended May 25, 2005, respectively. There were no other equity investments classified as trading securities for the three and six months ended June 30, 2004, thus no unrealized gains or losses were recognized in income.
Benefits and Expenses
     Benefits, Claims and Settlement Expenses. Benefits, claims and settlement expenses increased $150,000, or 10%, and $115,000, or 3%, for the 55 and 145 day periods ended May 25, 2005, compared to the quarter and six months ended June 30, 2004. The increase was primarily associated with an increase in the incidence of claims and the increasing age of the policies reinsured partially offset by a decrease in the average death claim size and a decline in the aggregate face value of insurance. The aggregate face value of insurance underlying the policies we reinsured at May 25, 2005 was $6.8 billion compared to $7.3 billion at June 30, 2004.
     Change in Future Policy Benefits. Change in future policy benefits decreased $96,000, or 61%, and $183,000, or 49% for the 55 and 145 day periods ended May 25, 2005, compared to the quarter and six months ended June 30, 2004. The decrease resulted from the aging of the policies and the decrease in business in force reinsured on a renewable term basis.
     Reinsurance Expense Allowances, Net. Net reinsurance expense allowances decreased $845,000, or 42%, and $939,000, or 24%, for the 55 and 145 day periods ended May 25, 2005, compared to the quarter and six months ended June 30, 2004. Reinsured expense allowances were lower because of a decrease in business in force due to policy lapse and surrender activity.
     Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs decreased $766,000, or 52%, and $948,000, or 33%, for the 55 and 145 day periods ended May 25, 2005, compared to the quarter and six months ended June 30, 2004. Amortization of deferred acquisition costs were lower because of lower gross profits associated with the coinsurance and modified coinsurance business for the 55 and 145 day periods ended May 25, 2005. Gross profits decreased due to higher death claims and lower policy revenues, which were partially offset by lower reinsurance expense allowances.

     Operating Expenses. Operating expenses decreased $70,000, or 10%, and increased $30,000, or 2%, for the 55 and 145 day periods ended May 25, 2005, compared to the quarter and six months ended June 30, 2004. These expenses include salaries and benefits, professional fees for legal, actuarial and accounting fees and other operating expenses. Operating expenses were higher compared to the quarter and six months ended June 30, 2004 because of increases in accounting fees, consulting fees and legal fees relating to the Reorganization Agreement.
     Interest Expense. Interest expense decreased $93,000, or 100%, and $187,000, or 100%, for the 55 and 145 day periods ended May 25, 2005, compared to the quarter and six months ended June 30, 2004. The decrease was due to the repayment on July 29, 2004 of the $5 million promissory note, plus outstanding interest due to Money Services, Inc., a subsidiary of AEGON USA, Inc.
     Income Taxes. Due to lower levels of income before income taxes, income taxes decreased $528,000, or 97%, and $504,000, or 58%, for the 55 and 145 day periods ended May 25, 2005, compared to the quarter and six months ended June 30, 2004. The “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of current taxable income. Based upon the amount of taxable income we expect in 2005, we have estimated our effective tax rate to be 30% for 2005, as compared to 34% for 2004. The tax rate for the 145 day period ended May 25, 2005 reflects a $531,000 benefit from the small life insurance company deduction, as compared to no benefit for the six months ended June 30, 2004.
     As of May 25, 2005, in accordance with SFAS No. 109, Accounting for Income Taxes, we had $1.8 million of net operating loss carry-forwards, which begin to expire in 2018. These net operating loss carry-forwards at a 34% effective tax rate are included as an offset to the deferred tax liability.
Liquidity and Capital Resources
     On May 25, 2005, Global Preferred completed its sale of Global Preferred Re, which comprised substantially all of the assets of Global Preferred, to AEGON for 4,503,274 shares of AEGON common stock. As a result, our operations and substantially all operating cash flows, except for investment income and wind-up expenses, have ceased. As of June 30, 2005, our primary sources of liquidity were $58.0 million in AEGON N.V. common stock, $2.4 million in fixed maturity securities held for sale and $3.3 million in consolidated cash and cash equivalents. The effective duration of our fixed maturity portfolio is 2.8 years with 100% of the fixed maturity securities having an effective maturity of less than 10 years. Our fixed maturity portfolio represents 4% of our total invested assets, and has an average Moody’s quality rating of Aa1.
     Since May 26, 2005, our operations have been limited to winding-up our business and affairs, selling our remaining assets and discharging our known liabilities. The Reorganization Agreement provides that, no more than twelve months after closing of the asset transfer, we must dissolve and distribute all remaining AEGON common shares received pursuant to the Reorganization Agreement and any remaining cash to our stockholders, after making adequate provision for our liabilities in accordance with Delaware law.
     On July 6, 2005, our board of directors approved the distribution of all 4,503,274 AEGON common shares to stockholders of record as of June 1, 2005. As of June 1, 2005, Global Preferred had 4,199,149 shares of common stock outstanding. The distribution consists of approximately 1.07 AEGON common shares for each share of Global Preferred common stock. On July 8, 2005, we initiated the distribution of the AEGON common shares in whole shares. Fractional AEGON common shares remaining from the distribution of whole shares will be liquidated and the cash distributed to our stockholders following the distribution of the whole shares. Together, these distributions will represent the distribution of all the consideration received by Global Preferred from AEGON for the sale of Global Preferred Re in May 2005 and represent a substantial part of the assets to be distributed to stockholders under the Dissolution Plan.

Cash flows for the 55 and 145 Day Periods Ended May 25, 2005 Compared to Three Months and Six Months Ended June 30, 2004
     To grow our life and annuity business, we used cash to pay for the initial marketing and underwriting expenses of the policies we reinsured. These same policies thereafter provided cash to us from premiums, policy charges and policy fees. We also used cash to pay for policy claims, policy benefits and operating expenses which included: salaries and benefits, and professional fees for management, legal, investment, custodial, accounting, tax and consulting services. In addition to operating cash flows, cash was provided by and used in investing and financing activities we undertook to increase our capital position and through activities associated with our invested assets.
     Operating Cash Flows. Under the renewable term reinsurance agreements, premiums typically varied in proportion with the expected mortality claims reinsured. Our cash inflows under the renewable term agreements were premiums for the mortality risk reinsured. Our cash outflows were reinsurance expense allowances and death benefit claims. The reinsurance expense allowances represented our share of acquisition and maintenance expenses incurred by the ceding life company that were attributable to the risks reinsured by us.
     Under the coinsurance and modified coinsurance agreements, since we were reinsuring risks on essentially the same basis as that of the original policy, reinsurance premiums were materially greater than premiums received on the renewable term reinsurance. During the first year in which a policy was reinsured on a coinsurance basis, we were required to reimburse the ceding life company for our share of acquisition costs, including first year commissions and issuance expenses. Thereafter, we reimbursed the ceding life company for our share of renewal commissions and maintenance expenses. Further, under modified coinsurance, the ceding life company did not transfer the reserves or the invested assets related to reserves in support of reinsured policy benefits (e.g., cash values). Accordingly, because of the type of reinsurance and the basis reinsured, the net first year cash outlays could have been as much as, or more than, that year’s premiums paid for variable universal life insurance, and as much as 10% of variable annuity premiums. After the first policy year, our cash outlays for reinsurance expense allowances were significantly lower.
     Net cash flows provided by operating activities were $3.1 million and $5.3 million for the 145 day period ended May 25, 2005 and the six months ended June 30, 2004, respectively. Cash flows provided by operating activities in 2005 related primarily to policies previously in force because we utilized less cash to acquire new reinsurance business than was provided by in force business. The decrease in cash flows provided by operating activities was primarily the result of income tax payments made, higher operating expenses and lower reinsurance settlements received for the 145 day period ended May 25, 2005, as compared to the six months ended June 30, 2004.
     Investment Cash Flows. We generally received premiums in advance of paying related benefits and claims. In addition, some policies we reinsured required that we credit interest on funds that were deposited with us. We invested these assets in securities that provided a return and cash flow stream that were consistent with these benefits. Investment cash flows were the result of buying, selling and holding these securities in addition to activities related to buying and selling fixed assets.
     Net cash flows provided by (used in) investing activities were $1.3 million and ($3.1 million) for the 145 day period ended May 25, 2005 and the six months ended June 30, 2004, respectively. The cash flows provided by investing activities in 2005 primarily related to the sale and call of $1.3 million of available-for-sale securities. The cash flows used in investing activities in 2004 primarily related to the purchase of $5.3 million of fixed maturity securities offset by the sale of $2.0 million of equity securities. We incurred no significant capital expenditures during 2004 or 2005.
     Financing Cash Flows. Financing cash flows relate primarily to activities associated with our capital position. Net cash flows provided by financing activities were $11 and zero during the 145 day period ended May 25, 2005 and the six months ended June 30, 2004, respectively.

Contractual Obligations and Commitments
     The following table shows our contractual obligations and commitments as of June 30, 2005, which are reported in the condensed consolidated statement of net assets in liquidation as accrued expenses and accounts payable or estimated future operating costs. None of these commitments were assumed by AEGON in connection with the sale of Global Preferred Re. Pursuant to a termination option in our office lease, we have given notice of our intent to exercise this option and vacate the premises effective October 14, 2005. Further information is included elsewhere herein and in Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

(In Thousands)	Total	2005	2006
Severance payments and benefits	$1,859.7	$650.4	$1,209.3
Office lease	36.5	36.5	—
Operating leases	19.8	19.8	—

Total	$1,916.0	$706.7	$1,209.3

Forward-Looking Statements
     Certain statements made in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe-harbor” provisions of that Act. Additionally, any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements may include, but are not limited to statements relating to reinsurance revenues, gross profits, cash flows, and net income in future periods. Such statements often include the words “believes,” “expects,” “assumes,” “predicts,” “continue,” “potential,” “should,” “could,” “can,” “may,” “will,” “proposes,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” and variations or negations of such expressions or similar expressions. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to:

•	The distribution of AEGON shares and cash, if any, prior to payment of liquidation expenses;

•	Estimates of our cash requirements and costs of liquidation;

•	Estimates of our asset values, including future investment income;

•	Estimates of our settlement reserve during liquidation;

•	The passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate; and

•	Changes in economic conditions, including interest rate and equity market conditions, which could affect our investment portfolio.
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
     Our exposure to market risk related to changes in interest rates is primarily due to our highly liquid investments. The primarily objective of our investment activities is to preserve principal for our stockholders while maximizing yields without significantly increasing risk. Our cash and fixed income portfolio includes investments that are subject to changes in market values with changes in interest rates. The impact on our cash and fixed income investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 1.3%, or approximately $67,000 on a portfolio valued at approximately $5.3 million at June 30, 2005. The impact on our cash and fixed income investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 0.5%, or approximately $27,000. The foregoing reflects the use of an immediate time horizon. Credit spreads are assumed to remain constant in these hypothetical examples.
     We also have market related exposure to changes in the price of the shares of AEGON N.V. common stock which we own. Pursuant to the Dissolution Plan, we are required to hold the AEGON N.V. common shares until they are distributed to our stockholders.
     At the present time, we have no financial instruments in place to manage the impact of changes in interest rates or equity market prices.
ITEM 4. CONTROLS AND PROCEDURES
     As of the most recent fiscal quarter end, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-14(c) of the Securities Exchange Act of 1934) under the supervision and with the participation of our chief accounting officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that our disclosure controls and procedures were effective, in all material aspects, to ensure that information required to be disclosed in the reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported as and when required.
     There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date our chief accounting officer carried out her evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are currently not a party to any material legal proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no changes in securities during the 145 day period ended May 25, 2005.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held a Special Meeting of Stockholders (the “Special Meeting”) on May 10, 2005. The number of shares of common stock represented at the Special Meeting, in person or by proxy, was 2,898,897 shares, or approximately 70% of the common stock entitled to vote.
     The proposal to authorize the sale of the entire issued and outstanding share capital of Global Preferred Re (which comprised substantially all of the assets of Global Preferred) to GAC pursuant to the Reorganization Agreement, dated as of December 30, 2004, was approved with 2,878,279 votes in favor of the proposal, 9,068 votes against and 11,550 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock was required to approve the proposal.
     The proposal to authorize the liquidation and dissolution of Global Preferred Holdings, Inc. pursuant to the Dissolution Plan was approved with 2,878,279 votes in favor of the proposal, 9,068 votes against and 11,550 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock was required to approve the proposal.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
31.1	Certification by Caryl P. Shepherd, Chief Accounting Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Caryl P. Shepherd, Chief Accounting Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Duluth, State of Georgia on the 22nd day of August, 2005.

GLOBAL PREFERRED HOLDINGS, INC.

By:	/s/ CARYL P. SHEPHERD

Caryl P. Shepherd
Chief Accounting Officer, Vice President and Treasurer