Form 10-Q
period 2005-09-30
GLOBAL PREFERRED HOLDINGS INC
filed 2005-11-21
CIK 947716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-23637
Global Preferred Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	58-2179041
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
C/O MORRIS, MANNING AND MARTIN LLP
3343 PEACHTREE ROAD, SUITE 1600
ATLANTA, GEORGIA 30326
(770) 248-3311
(Address, Including Zip Code and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)
6455 EAST JOHNS CROSSING, SUITE 402
DULUTH, GEORGIA 30097
(770) 248-3311
(Former Address if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of November 14, 2005, there were 4,199,149 shares of common stock outstanding.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLOBAL PREFERRED HOLDINGS, INC.
Condensed Consolidated Statement of Net Assets in Liquidation
(Unaudited)

September 30,
2005
Estimated Values of Assets:
Cash and cash equivalents	$2,296,679
Fixed maturity securities	2,428,287
Equity securities	20,592
Accounts receivable	8,885
Current income tax recoverable	4,510
Fixed assets	6,936
Estimated future investment income	271,531

Total estimated assets	5,037,420

Estimated Liabilities:
Accrued expenses and accounts payable	123
Dividends payable	20,876
Estimated future operating costs and settlement reserves during liquidation period	5,016,421

Total estimated liabilities	5,037,420

Net assets in liquidation	$—

See accompanying notes to condensed consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Condensed Consolidated Balance Sheet (Going Concern Basis)

December 31,
2004
Assets
Fixed maturity securities – available for sale (amortized cost of $19,885,253)	$20,071,625
Other equity investments (cost of $500,000)	548,819
Cash and cash equivalents	12,463,601
Reinsured policy loans	1,475,516

Total invested assets	34,559,561
Investment income due and accrued	234,220
Accounts receivable	11,357
Reinsurance balances receivable	2,567,121
Deferred acquisition costs	40,167,670
Prepaid expenses	223,973
Fixed assets (net of accumulated depreciation of $433,046)	43,095

Total assets	$77,806,997

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefits	$19,401,495
Accrued expenses and accounts payable	526,316
Current income tax payable	377,075
Deferred tax liability	8,236,127

Total liabilities	28,541,013

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.001, 2,000,000 shares authorized; no shares issued	—
Common stock, par value $.001, 15,000,000 shares authorized; 4,149,074 shares issued	4,149
Additional paid-in capital	23,326,026
Accumulated other comprehensive income	123,007
Retained earnings	25,862,069
Treasury stock, at cost (7,390 shares)	(49,267)

Total stockholders’ equity	49,265,984

Total liabilities and stockholders’ equity	$77,806,997

See accompanying notes to condensed consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Condensed Consolidated Statement of Changes in Net Assets in Liquidation
(Unaudited)

		For the Period
	Three Months Ended	May 26, 2005 through
	September 30, 2005	September 30, 2005
Accumulated Stockholders’ Equity as of May 25, 2005		$50,413,081

Adjustment of assets and liabilities to estimated fair value		8,444,710

Estimated net assets in liquidation as of June 30, 2005 and May 26, 2005, respectively	$57,957,136	58,857,791

AEGON N.V. shares distribution to stockholders	(57,957,136)	(57,957,136)
Change in estimate of:
Future operating costs and settlement reserves during liquidation period	(32,975)	(37,207)
Fair value of invested assets	(14,096)	(910,564)
Future investment income	45,745	49,240
Fixed assets	1,326	(2,124)

Net change in net assets in liquidation	(57,957,136)	(58,857,791)

Net assets in liquidation at September 30, 2005	$—	$—

See accompanying notes to condensed consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Condensed Consolidated Statements of Income (Going Concern Basis)
(Unaudited)

			For the Period
	Three Months	Nine Months	January 1, 2005
	Ended	Ended	through
	September 30,	September 30,	May 25, 2005
	2004	2004	(145 Days)
Revenues:
Premiums	$4,286,039	$12,858,897	$6,744,999
Reinsured policy revenues	3,190,516	9,501,967	4,655,164
Net investment income	222,035	610,127	425,770
Net realized (loss) gain on investments	(1,739)	(31,195)	36,785
Net unrealized gain on trading investments	41,439	41,439	16,923
Other income	—	6,981	9,050

Total revenues	7,738,290	22,988,216	11,888,691

Benefits and expenses:
Benefits, claims and settlement expenses	1,766,934	5,193,697	3,541,827
Change in future policy benefits	140,554	512,840	189,068
Reinsurance expense allowances, net	1,794,907	5,761,247	3,027,560
Amortization of deferred acquisition costs	1,649,152	4,553,159	1,955,803
Operating expenses	792,063	2,362,789	1,601,076
Interest expense	29,794	216,781	—

Total benefits and expenses	6,173,404	18,600,513	10,315,334

Income before income tax	1,564,886	4,387,703	1,573,357
Income tax expense	(362,637)	(1,227,378)	(360,941)

Net income	$1,202,249	$3,160,325	$1,212,416

Basic earnings per share	$0.29	$0.76	$0.29

Diluted earnings per share	$0.29	$0.76	$0.29

Weighted-average common shares outstanding	4,141,684	4,141,684	4,141,684

Total weighted-average common and common equivalent shares outstanding	4,159,339	4,157,437	4,197,857

See accompanying notes to condensed consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Going Concern Basis)
(Unaudited)

	Nine Months	For the Period
	Ended	January 1, 2005
	September 30,	through May 25, 2005
	2004	(145 Days)
Cash flows from operating activities:
Net income	$3,160,325	$1,212,416
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	4,738,804	2,018,782
Net realized loss (gain) on investments	31,195	(36,785)
Net unrealized gain on trading investments	(41,439)	(16,923)
Deferred tax expense	(377,385)	(279,238)
Capitalization of deferred acquisition costs, net	(608,972)	(229,242)
Loss on disposal of assets	—	1,821
Expense of stock option compensation	—	6,534
Change in:
Investment income due and accrued	(57,623)	4,561
Accounts receivable	41,926	4,723
Reinsurance balances receivable	(649,235)	1,589,678
Prepaid expenses	203,047	(763,182)
Current income tax recoverable	48,152	(16,378)
Future policy benefits	460,891	(268,597)
Reinsurance balances payable	(164,703)	377,573
Accrued expenses and accounts payable	(85,035)	(133,448)
Accrued interest payable	(158,219)	—
Current income tax payable	35,261	(377,075)

Net cash provided by operating activities	6,576,990	3,095,220

Cash flows from investing activities:
Proceeds from principal payments on mortgage-backed securities available-for-sale	182,766	231,240
Proceeds from maturity of available-for-sale securities	200,000	750,000
Proceeds from sale of equity securities	2,009,731	—
Proceeds from sale of fixed maturity securities available for sale	529,185	532,540
Purchase of fixed maturity securities available for sale	(6,254,029)	—
Purchase of fixed assets	(3,828)	(3,629)
Change in reinsured policy loans	(163,718)	(205,478)

Net cash (used in) provided by investing activities	(3,499,893)	1,304,673

Cash flows from financing activities:
Repayment of current maturities of long-term debt	(5,000,000)	—
Issuance of stock	—	11

Net cash provided by (used in) financing activities	(5,000,000)	11

Net (decrease) increase in cash and cash equivalents	(1,922,903)	4,399,904
Cash and cash equivalents at beginning of period	11,580,045	12,463,601

Cash and cash equivalents at end of period	$9,657,142	$16,863,505

Supplemental disclosure of cash flow information:
Interest paid	$375,000	$—

Income taxes paid	$1,521,350	$1,033,632

See accompanying notes to condensed consolidated financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2005
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
     Immediately following the sale of substantially all of its assets on May 25, 2005, Global Preferred commenced winding-up its business and affairs, selling its remaining assets and discharging its known liabilities. As a result, Global Preferred’s operations and substantially all operating cash flows, except for investment income and wind-up expenses have ceased. On June 1, 2005, a certificate of dissolution for Global Preferred was filed with and accepted by the Secretary of State of the State of Delaware. Once a corporation is dissolved under Delaware law, its existence is automatically continued for a term of three years, or for such longer period as the Delaware court directs, but solely for the purpose of winding up its business. The process of winding up includes: (1) the prosecution and defense of lawsuits, if any; (2) the settling and closing of any business; (3) the disposition and conveyance of any property; (4) the discharge of any liabilities; and (5) the distribution of any remaining assets to the stockholders.
     On July 6, 2005, Global Preferred’s board of directors approved the distribution of all 4,503,274 AEGON common shares to stockholders of record as of June 1, 2005. As of June 1, 2005, Global Preferred had 4,199,149 shares of common stock outstanding. The distribution consisted of approximately 1.07 AEGON common shares for each share of Global Preferred common stock. On July 8, 2005, Global Preferred initiated the distribution of the AEGON common shares in whole shares. Fractional AEGON common shares remaining from the distribution of whole shares will be liquidated and the cash distributed to the Global Preferred stockholders following the distribution of the whole shares. Together, these distributions will represent the distribution of all the consideration received by Global Preferred from AEGON for the sale of Global Preferred Re in May 2005 and represent a substantial part of the assets to be distributed to stockholders under the Dissolution Plan. Global Preferred plans to distribute any remaining cash to its stockholders, after making adequate provision for its liabilities in accordance with Delaware law. Global Preferred expects that it will be necessary to retain a portion of its liquid assets to pay liabilities that may arise after completion of the dissolution; therefore, Global Preferred’s board of directors intends to transfer a portion of its assets to a liquidating trust. The liquidating trust will permit Global Preferred to dissolve and, as required under Delaware law, have assets still available to be applied to liabilities after the dissolution. In accordance with the Reorganization Agreement, if Global Preferred determines to transfer assets to a liquidating trust, then the transfer must occur on or before May 25, 2006.
2. Liquidation Basis of Accounting
     The accompanying historical statements of income and cash flows for the 145 day period ended May 25, 2005 have been presented on a going concern basis similar to prior periods, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Effective May 26, 2005, Global Preferred adopted the liquidation basis of accounting. Under the liquidation basis of accounting, assets are recorded at their estimated net realizable values and liabilities are recorded at their estimated settlement amounts and include estimates for future operating costs and settlement reserves during the liquidation period. Accordingly, the financial statements presented on a going concern basis for the periods ended May 25, 2005 and the financial statements presented on a liquidation basis for the periods ended September 30, 2005 are not comparable. In accordance with the Dissolution Plan, management is required to make estimates and assumptions that affect the valuation of the assets and liabilities reported at the date of the financial statements. Actual results could differ from these estimates. The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the ultimate settlement amounts of Global Preferred’s liabilities and obligations, actual costs incurred in connection with carrying out the Dissolution Plan including administrative costs during the liquidation period, and the timeframe it takes to complete the liquidation. Distributions ultimately made to stockholders upon liquidation will differ from the “net assets in liquidation” recorded in the accompanying unaudited condensed consolidated statement of net assets in liquidation as a result of the actual proceeds received from the realization of assets and the ultimate settlement amounts of our liabilities and obligations.
     Pursuant to the Dissolution Plan, on May 26, 2005 Global Preferred commenced an orderly wind-down of its operations. The actions taken since that time included negotiating the severance of most of the remaining employees, identifying outstanding and potential liabilities and estimating the administrative and professional costs to complete the wind-up of Global Preferred’s affairs. These actions resulted in a charge of $6.7 million for estimated future operating costs and settlement reserves during liquidation, consisting primarily of $4.2 million in administrative and professional costs to wind-up company operations over the next three years and $2.5 million in settlement reserves for potential and unknown contingencies. In order to reflect the liquidation basis of accounting, Global Preferred increased the value of its net assets in liquidation by $8.4 million from the amount of stockholders’ equity at May 25, 2005 to state its assets and liabilities at their estimated fair values. The net increase in the value of net assets resulted from the following:

As of
(Dollars in Thousands)	May 26, 2005
Assets held for sale adjusted to estimated fair value	$16,352.3
Estimated future investment income	236.8
Elimination of prepaid expenses	(934.5)
Fixed assets adjusted to estimated fair value	(17.1)
Elimination of deferred tax asset, net	(694.4)
Reduction of accrued expenses	196.6
Estimated future operating costs and settlement reserves during liquidation	(6,695.0)

Total adjustment of assets and liabilities at estimated fair value	$8,444.7

     The fair value of the 4,503,274 shares of AEGON common stock as of the close of the markets on May 25, 2005 amounted to $58.9 million. The net assets of Global Preferred Re as of the close of business on May 25, 2005 amounted to $42.5 million, resulting in a gain of $16.4 million. In accordance with the liquidation basis of accounting, the gain was reported as an adjustment to the net assets in liquidation on the accompanying unaudited condensed consolidated statement of changes in net assets in liquidation. If Global Preferred had not adopted the liquidation basis of accounting as of May 26, 2005, the gain would have been reported on the unaudited condensed consolidated statement of operations as other income for the three months ended June 30, 2005 and the nine months ended September 30, 2005.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates include, but are not limited to, estimated future operating costs, which represent the estimate of costs to be incurred during liquidation, and settlement reserves. Actual results could differ from those estimates.

3. Estimated Value of Assets and Liabilities in Liquidation
     The estimated value of assets of Global Preferred that are set forth in the accompanying unaudited September 30, 2005 “Condensed Consolidated Statement of Net Assets in Liquidation” are presented on the following basis:
•	Cash and cash equivalents are stated at fair value. At times, cash balances held in financial institutions may be in excess of federally insured amounts. Cash balances held in money market funds are not insured. Cash equivalents consist of United States treasury bills.

•	Fixed maturity securities consist of United States treasury notes and represent estimated net sales proceeds less the costs of disposal.

•	Equity securities consist of 1,382 AEGON common shares, of which 896 shares are held on behalf of stockholders who have not claimed their ownership and 486 shares are held for liquidation to pay cash for fractional interests due to stockholders. The AEGON common shares were valued at $13.07 per share as of the close of business on May 25, 2005 when received by us pursuant to the Reorganization Agreement and are valued at $14.90 per share as of September 30, 2005.

•	Accounts receivable represents deposits due to Global Preferred by third-party service providers.

•	Current income tax recoverable represents an overpayment of 2005 estimated taxes paid in 2005.

•	Fixed assets are assets such as furniture and office equipment stated at net realizable value.

•	Estimated future investment income was projected by management based upon prevailing interest rates, anticipated investment portfolio composition and future expected cash flows.
     The estimated liabilities of Global Preferred that are set forth in the accompanying unaudited September 30, 2005 “Condensed Consolidated Statement of Net Assets in Liquidation” are presented on the following basis:
•	Accrued expenses and accounts payable include all current amounts due that remain unpaid for recurring administrative costs.

•	Dividends payable include the AEGON common shares yet to be distributed (as discussed above) as of September 30, 2005 at $14.90 per share and cash dividends received from those remaining shares which are also to be distributed.

•	Estimated future operating costs and settlement reserves during liquidation were recorded on May 26, 2005 when Global Preferred adopted the liquidation basis of accounting and include all estimated future amounts that remain unpaid for liquidation activities.
     The distribution of the AEGON common shares was recorded in the liquidation basis financial statements during the third quarter at a value of $12.87 per share which was equal to the value per share as of June 30, 2005.
     The table presented below summarizes the estimated future operating costs and settlement reserves as of May 26, 2005 and the actual costs that have been paid or incurred during the period May 26, 2005 through September 30, 2005.

	Costs			Costs
	Incurred			Incurred
	as of		Costs	as of
	May 26,	Change in	Incurred	September
(Dollars in Thousands)	2005	Estimate	and Paid	30, 2005
Employee compensation and benefits, including severance payments	$2,925.8	($73.2)	$992.1	$1,860.5
Legal, audit and other professional fees	1,078.4	187.9	606.8	659.5
Other estimated costs of liquidation	200.6	16.7	116.9	100.4
Settlement reserves	2,490.2	(94.2)	—	2,396.0

Total estimated future operating costs and settlement reserves	$6,695.0	$37.2	$1,715.8	$5,016.4

     The settlement reserve was established to provide a reserve for potential expenses or claims against Global Preferred including, without limitation, unanticipated tax obligations, additional expenses arising from the sale of Global Preferred’s property and assets, and additional costs associated with the collection and defense of Global Preferred’s assets and the liquidation and dissolution of Global Preferred. The board of directors will review the adequacy of the estimated future operating costs and settlement reserves from time to time and make adjustments to them as necessary. Because the establishment of the estimated value of assets, liabilities and reserves involves considerable judgment and estimation, it is likely that the actual proceeds from the realization of assets, the actual settlement of liabilities and the actual outcome of the resolutions of any contingencies will differ from management’s estimates at this time, and those differences may be significant.
4. Stock Options
     Global Preferred’s employee stock incentive plan and directors stock option plan (the “stock option plans”) were accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The application of APB No. 25 did not result in significant compensation expense for the three and nine-month periods ended September 30, 2004 and the 145 day period ended May 25, 2005. The following table illustrates the effect on net income and earnings per share if Global Preferred had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock option plans as of the dates reported.
     For purposes of this pro-forma disclosure, the estimated fair value of the options is assumed to be amortized as a stock-based compensation expense over the options’ vesting periods.

	Three	Nine
	Months	Months
	Ended	Ended	145 Days
	September	September	Ended
	30,	30,	May 25,
(In Thousands—Except Per Share Amounts)	2004	2004	2005
Net income	$1,202.2	$3,160.3	$1,212.4
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(2.7)	(14.3)	(0.1)

Pro-forma net income	$1,199.5	$3,146.0	$1,212.3

Reported basic earnings per common share	$0.29	$0.76	$0.29

Reported diluted earnings per common share	$0.29	$0.76	$0.29

Pro-forma basic earnings per common share	$0.29	$0.76	$0.29

Pro-forma diluted earnings per common share	$0.29	$0.76	$0.29

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
5. Deferred Taxes
     Global Preferred used the asset and liability method to record deferred income taxes on a going concern basis. Accordingly, deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
6. Comprehensive Income
     Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The primary component of accumulated other comprehensive income or loss as shown under the equity section of the consolidated balance sheet was the unrealized gain or loss on available-for-sale fixed maturity securities. Total comprehensive income was $1,420,266 for the three months ended September 30, 2004. Total comprehensive income was $1,140,552 and $3,185,691 for the 145 days ended May 25, 2005 and for the nine months ended September 30, 2004, respectively.
7. Earnings Per Share
     Basic earnings per share were computed based on the weighted-average number of common shares outstanding during the period, in accordance with SFAS No. 128, Earnings Per Share. Diluted earnings per share were computed based on the total weighted-average number of common and common equivalent shares outstanding during the period. The dilutive effect of the 258,282 stock options outstanding on May 25, 2005 was computed using the treasury stock method and was not significant to Global Preferred’s financial statements for the 145 day period ended May 25, 2005. For further discussion, refer to Note 15 to the consolidated financial statements in Global Preferred’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

8. Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation, as SFAS No. 123R, Share-Based Payment. The provisions of SFAS No. 123R are effective as of the beginning of the first annual reporting period that begins after December 15, 2005. The issuance of SFAS No. 123R would have had no impact on Global Preferred’s financial statements due to the settlement of the outstanding options on May 27, 2005 and the termination of the stock option plans as of July 1, 2005.
9. Segment Reporting
     Prior to the sale of Global Preferred Re on May 25, 2005, Global Preferred defined reportable segments based on the nature of its reinsurance agreements and the accounting treatment used for the various reinsurance agreements. Based on this definition, two reportable segments were identified: non-universal life-type agreements and universal life-type agreements (as each is referenced in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, paragraphs 44 and 45). Global Preferred reinsured certain variable universal life insurance policies on a renewable term basis, which were reported below as Non-Universal Life-Type Agreements and, as such, these revenues were classified as premium revenue. Renewable term reinsurance involves the reinsurance of mortality risk whereby premiums are not directly related to the premium rates on the original plan of insurance. Global Preferred’s renewable term agreements were accounted for under SFAS No. 60, Accounting and Reporting by Insurance Enterprises. Global Preferred reinsured variable annuity contracts and certain other variable universal life insurance policies on a coinsurance and modified coinsurance basis, which were reported below as Universal Life-Type Agreements and, as such, these revenues were classified as reinsured policy revenues. Coinsurance involves the reinsurance of mortality and investment risks on the same basis as that of the underlying policies. The ceding life companies and Global Preferred shared in these risks on a pro rata basis. Global Preferred’s coinsurance and modified coinsurance agreements were accounted for under SFAS No. 97.
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

	Three Months Ended September 30, 2004
	Non-Universal	Universal
(Dollars in thousands)	Life-Type	Life-Type	Other	Total
Premiums	$4,286	$—	$—	$4,286
Reinsured policy revenues	—	3,191	—	3,191
Benefits, claims and settlement expenses*	1,701	207	—	1,908
Reinsurance expense allowances, net	1,465	330	—	1,795
Amortization of deferred acquisition costs	54	1,595	—	1,649

Underwriting profit	1,066	1,059	—	2,125
Net investment income	12	28	182	222
Net realized loss on investments	—	—	(1)	(1)
Net unrealized gain on trading Investments	—	—	41	41
Other expenses	41	89	692	822

Segment operating income (loss) before income tax	1,037	998	(470)	1,565
Income tax expense (benefit)	241	231	(109)	363

Segment net income (loss)	$796	$767	$(361)	$1,202

Segment assets	$5,942	$44,718	$26,533	$77,193

*	Benefits, claims and settlement expenses include changes in future policy benefits.

	Nine Months Ended September 30, 2004				145 Days ended May 25, 2005
	Non-Universal	Universal			Non-Universal	Universal
(Dollars in thousands)	Life-Type	Life-Type	Other	Total	Life-Type	Life-Type	Other	Total
Premiums	$12,859	$—	$—	$12,859	$6,745	$—	$—	$6,745
Reinsured policy revenues	—	9,502	—	9,502	—	4,655	—	4,655
Benefits, claims and settlement expenses*	4,761	945	—	5,706	3,075	656	—	3,731
Reinsurance expense allowances, net	4,412	1,349	—	5,761	2,308	720	—	3,028
Amortization of deferred acquisition costs	127	4,426	—	4,553	73	1,883	—	1,956

Underwriting profit	3,559	2,782	—	6,341	1,289	1,396	—	2,685
Net investment income	27	75	508	610	30	46	350	426
Net realized (loss) gain on investments	—	—	(31)	(31)	—	—	37	37
Net unrealized gain on trading Investments	—	—	41	41	—	—	17	17
Other income	—	—	7	7	—	—	9	9
Other expenses	120	280	2,180	2,580	86	183	1,332	1,601

Segment operating income (loss) before income tax	3,466	2,577	(1,655)	4,388	1,233	1,259	(919)	1,573
Income tax expense (benefit)	970	721	(463)	1,228	283	289	(211)	361

Segment net income (loss)	$2,496	$1,856	$(1,192)	$3,160	$950	$970	$(708)	$1,212

Segment assets	$5,942	$44,718	$26,533	$77,193	$5,738	$38,801	$33,697	$78,236

*	Benefits, claims and settlement expenses include changes in future policy benefits.

     During the three months ended September 30, 2004 the percentage of total premiums and reinsured policy revenues that related to business issued by Western Reserve Life Assurance Co. of Ohio (“Western Reserve”) was 92%. The percentage of total premiums and reinsured policy revenues that related to business issued by Western Reserve for the nine months ended September 30, 2004 and the 145 day period ended May 25, 2005 was 92%. The percentage of total underwriting profit that related to business issued by Western Reserve for the three months ended September 30, 2004 was 97%. The percentages of total underwriting profit that related to business issued by Western Reserve for the nine months ended September 30, 2004 and the 145 day period ended May 25, 2005 were 96% and 94%, respectively.
10. Investments
     As of May 25, 2005, none of Global Preferred’s investments were deemed to be other-than-temporarily impaired. All of the unrealized losses on investments were caused by increases in market interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.
     Due to the sale of Global Preferred Re and the dissolution of Global Preferred, during the third quarter of 2005, Global Preferred restructured its investment portfolio to invest in higher quality and shorter duration investments over the remaining dissolution period. Global Preferred sold its remaining fixed maturity securities for $2.4 million and used the proceeds to purchase United States treasury notes. Additionally, cash of $2.1 million was used to purchase $2.1 million of United States treasury bills, which are classified as cash equivalents.
     As of September 30, 2005, all of Global Preferred’s investments were held at fair market value. The major categories of investments consist of the following:

(Dollars in Thousands)	Fair Value
Fixed maturity securities:
U.S. government agency obligations	$2,428,287
Equity securities	20,592

Total fixed maturity and equity securities	$2,448,879

11. Employment Agreements
     Global Preferred has a written employment agreement with its remaining executive officer. This agreement governs employee conduct and Global Preferred’s obligation to compensate such a key employee. The stated terms of the agreement provides for expiration on December 31, 2005.
     On July 6, 2005, Global Preferred entered into transition agreements with certain of its former executive officers. Pursuant to the terms of these agreements, each of these employees resigned as an officer of Global Preferred, but continued as an employee until August 19, 2005 to assist with the wind-up and dissolution of Global Preferred. In addition, the transition agreements amended the employment agreement of each of the respective executive officers to modify the restrictive covenants of the employment agreement to permit such employee to own and participate in the operations of a non-affiliated company formed by those executive officers. As disclosed in their respective transition agreements, the severance amounts shall be paid in accordance with Global Preferred’s regular payroll practices, provided that (i) Global Preferred may, in its sole discretion, at any time elect to pay any remaining installments in a lump sum and (ii) Global Preferred agrees that any installments remaining unpaid at the time of the transfer of the remaining assets of Global Preferred to a liquidating trust will be paid to those officers prior to such transfer. The severance amounts remaining to be paid to those certain executive officers as of September 30, 2005 total $1.1 million.

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
13. Sale of Subsidiaries
     On July 6, 2005, Global Preferred completed the sale of its remaining subsidiaries, Global Preferred Solutions, Inc., Global Preferred Resources, Inc. and Preferred Advantage Insurance Services, Inc., to a company that is owned and managed by certain former officers of Global Preferred and was formed to facilitate the liquidation of Global Preferred’s investment in these subsidiaries. These subsidiaries were substantially inactive. Global Preferred received $300 in consideration for these subsidiaries which was recorded as an increase in net assets in liquidation as part of the adjustment for changes in fair value of invested assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Global Preferred Holdings, Inc. as of September 30, 2005 compared with December 31, 2004. The results of operations for the 145 day period ended May 25, 2005, were compared with the three and six month periods ended June 30, 2004, in Global Preferred’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005. Due to the conversion of Global Preferred’s financial accounting to liquidation basis accounting beginning on May 26, 2005,and the fundamentally different nature of Global Preferred’s operations following that date, a comparison of the results of operations for the periods ended September 30, 2005 to the periods ended September 30, 2004 would be immaterial. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this report and with the MD&A and Global Preferred’s consolidated financial statements and notes thereto included in Global Preferred’s 2004 Annual Report on Form 10-K, as amended.
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
     We plan to distribute all remaining assets to our stockholders, after making adequate provision for our liabilities in accordance with Delaware law. Global Preferred expects that it will be necessary to retain a portion of its liquid assets to pay liabilities that may arise after completion of the dissolution; therefore, Global Preferred’s board of directors may transfer a portion of its assets to a liquidating trust. The liquidating trust will permit Global Preferred to dissolve and, as required under Delaware law, have assets still available to be applied to liabilities after the dissolution. In accordance with the Reorganization Agreement, if Global Preferred determines to transfer assets to a liquidating trust, then the transfer must occur on or before May 25, 2006.

     The accompanying condensed consolidated statements of income and cash flows for the 145 day period ended May 25, 2005 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Effective May 26, 2005, we adopted the liquidation basis of accounting.
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
     The following represents the estimated future operating costs and settlement reserves during liquidation:

As of
(Dollars in Thousands)	September 30, 2005
Employee compensation and benefits, including severance	$1,860.5
Legal, audit and other professional services	659.5
Other estimated costs of liquidation	100.4
Settlement reserve	2,396.0

Total	$5,016.4

Status of Liquidation
     On July 6, 2005, our board of directors approved the distribution of all 4,503,274 AEGON common shares, received by us pursuant to the Reorganization Agreement, to stockholders of record as of June 1, 2005. On July 8, 2005, we initiated the distribution of the AEGON common shares in whole shares. As of September 30, 2005, Global Preferred has 1,382 shares of AEGON common shares, of which 896 shares are held on behalf of stockholders who have not claimed their ownership and 486 shares are held for liquidation to pay cash for fractional interests due to stockholders. Together, the whole share distribution and the cash to be distributed for the fractional interests will represent the distribution of all the consideration received by Global Preferred from AEGON for the sale of Global Preferred Re in May 2005 and represent a substantial part of the assets to be distributed to stockholders under the Dissolution Plan. The distribution of the AEGON common shares was recorded in the liquidation basis financial statements during the third quarter at a value of $12.87 per share which was equal to the market value per share as of June 30, 2005. The AEGON common shares yet to be distributed are recorded as dividends payable in the liquidation basis financial statements as of September 30, 2005 at $14.90 per share, the market value as of that date, along with the cash dividends received from those remaining shares which are also to be distributed.
     Also on July 6, 2005, we entered into transition agreements with certain of our former executive officers. Pursuant to the terms of these agreements, each of these employees resigned as an officer of Global Preferred, but continued as an employee until August 19, 2005 to assist with the wind-up and dissolution of Global Preferred. In addition, the transition agreements amended the employment agreement of each of the respective executive officers to modify the restrictive covenants of the employment agreement to permit such employee to own and participate in the operations of a non-affiliated company formed by those executive officers. As disclosed in their respective transition agreements, the severance amounts shall be paid in accordance with Global Preferred’s regular payroll practices, provided that (i) Global Preferred may, in its sole discretion, at any time elect to pay any remaining installments in a lump sum and (ii) Global Preferred agrees that any installments remaining unpaid at the time of the transfer of the remaining assets of Global Preferred to a liquidating trust will be paid to those officers prior to such transfer. The severance amounts remaining to be paid to those certain executive officers as of September 30, 2005 total $1.1 million.
     Additionally, on July 6, 2005, Global Preferred completed the sale of its remaining subsidiaries, Global Preferred Solutions, Global Preferred Resources, and Preferred Advantage Insurance Services, to a company that is owned and managed by certain former officers of Global Preferred and was formed to facilitate the liquidation of Global Preferred’s investment in these subsidiaries. These subsidiaries were substantially inactive. Global Preferred received $300 in consideration for these subsidiaries which was recorded as an increase in net assets in liquidation as part of the adjustment for changes in fair value of invested assets.
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
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions regarding uncertainties that affect certain amounts in the unaudited condensed consolidated financial statements on a going concern basis and related footnotes. Accounts that we deemed to be sensitive to changes in estimates for those amounts reported through May 25, 2005 included reinsurance settlements, deferred acquisition costs and future policy benefits. In all instances, actual results could differ from estimates. Information included in our Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2005 and in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K, for the year ended December 31, 2004, as amended, includes a summary of the critical accounting policies used in the preparation of our unaudited condensed consolidated financial statements.

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
Results of Operations
     On May 25, 2005, Global Preferred completed its sale of Global Preferred Re, which comprised substantially all of its assets, to AEGON for 4,503,274 shares of AEGON common stock. As a result, our operations and substantially all operating cash flows, except for investment income and wind-up expenses have ceased. Effective May 26, 2005, Global Preferred adopted the liquidation basis of accounting as opposed to preparing our financial statements on a going concern basis under accounting principles generally accepted in the United States of America. The asset sale resulted in no further premium or reinsured policy revenues after May 25, 2005. Additionally, no benefits, claims and expenses, change in future policy benefits, reinsurance expense allowances, net, or amortization of deferred acquisition costs were incurred after May 25, 2005. Accordingly, results of operations for the 145 days ended May 25, 2005 are not comparable to the three months and nine months ended September 30, 2004 due to the shortened reporting periods. Results of operations do not reflect adjustments recorded upon the change to the liquidation basis of accounting adopted on May 26, 2005.
     The results of operations for the 145 day period ended May 25, 2005, were compared with the three and six month periods ended June 30, 2004, in Global Preferred’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005. Due to the conversion of Global Preferred’s financial accounting to liquidation basis accounting beginning on May 26, 2005, and the fundamentally different nature of Global Preferred’s operations following that date, a comparison of the results of operations for the periods ended September 30, 2005 to the periods ended September 30, 2004 would be immaterial.

     The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,	145 Days Ended
	2004	2004	May 25, 2005
	(As a percentage of total revenue)
Consolidated Statements of Income Data:
Revenues:
Premiums	55%	56%	57%
Reinsured policy revenues	41	41	39
Net investment income	3	3	4
Net unrealized gain on investments	1	—	—

Total revenues	100%	100%	100%
Benefits and expenses:
Benefits, claims and settlement expenses	23	23	30
Change in future policy benefits	2	2	2
Reinsurance expense allowances, net	23	25	26
Amortization of deferred acquisition costs	21	20	16
Operating expenses	10	10	13
Interest expense	1	1	—

Total benefits and expenses	80	81	87

Income before income tax	20	19	13
Income tax expense	(4)	(5)	(3)

Net income	16%	14%	10%

Liquidity and Capital Resources
     Due to the sale of Global Preferred Re and the dissolution of Global Preferred, during the third quarter of 2005, Global Preferred restructured its investment portfolio to invest in higher quality and shorter duration investments over the remaining dissolution period. Global Preferred sold its remaining fixed maturity securities for $2.4 million and used the proceeds to purchase United States treasury notes. Additionally, cash of $2.1 million was used to purchase $2.1 million of United States treasury bills, which are classified as cash equivalents. As of September 30, 2005, our primary sources of liquidity were $2.4 million in fixed maturity securities held for sale and $2.3 million in cash and cash equivalents. The effective duration of our fixed maturity portfolio is 1.6 years with 100% of the fixed maturity securities having an effective maturity of less than 3 years. Our fixed maturity portfolio represents 51% of our total invested assets, and has an average Moody’s quality rating of Aaa.
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
     On July 6, 2005, our board of directors approved the distribution of all 4,503,274 AEGON common shares to stockholders of record as of June 1, 2005. As of June 1, 2005, Global Preferred had 4,199,149 shares of common stock outstanding. The distribution consisted of approximately 1.07 AEGON common shares for each share of Global Preferred common stock. On July 8, 2005, we initiated the distribution of the AEGON common shares in whole shares. As of September 30, 2005, Global Preferred has 1,382 AEGON common shares, of which 896 shares are held on behalf of stockholders who have not claimed their ownership and 486 shares are held for liquidation to pay cash for fractional interests due to stockholders. Together, the whole share distribution and the distribution of cash in lieu of the fractional interests will represent the distribution of all the consideration received by Global Preferred from AEGON for the sale of Global Preferred Re in May 2005 and represent a substantial part of the assets to be distributed to stockholders under the Dissolution Plan. The distribution of the AEGON common shares was recorded in the liquidation basis financial statements during the third quarter at a value of $12.87 per share which was equal to the market value per share as of June 30, 2005. The AEGON common shares yet to be distributed are recorded as dividends payable in the liquidation basis financial statements as of September 30, 2005 at $14.90, the market value per share as of that date, per share along with the cash dividends received from those remaining shares which are also to be distributed.
Contractual Obligations and Commitments
     The following table shows our contractual obligations and commitments as of September 30, 2005, which are reported in the condensed consolidated statement of net assets in liquidation as accrued expenses and accounts payable or estimated future operating costs. None of these commitments were assumed by AEGON in connection with the sale of Global Preferred Re. Pursuant to a termination option in our office lease, we gave notice of our intent to exercise this option and vacated the premises effective October 14, 2005. Additionally, we exercised our option to return the furniture and office equipment under the operating leases in October 2005. We paid the last payments for the office lease and the operating leases in September 2005. No further amounts are due under the office and operating leases. The severance payments and benefits are due to those employees that have been terminated or that will be terminated in the near future as a result of the sale of Global Preferred Re and subsequent dissolution of Global Preferred. Further information is included elsewhere herein and in Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

(In Thousands)	Total	2005	2006
Severance payments and benefits	$1,651.6	$450.8	$1,200.8

Forward-Looking Statements
     Certain statements made in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe-harbor” provisions of that Act. Additionally, any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements may include, but are not limited to statements relating to reinsurance revenues, gross profits, cash flows, and net income in future periods. Such statements often include the words “believes,” “expects,” “assumes,” “predicts,” “continue,” “potential,” “should,” “could,” “can,” “may,” “will,” “proposes,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” and variations or negations of such expressions or similar expressions. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to:
•	The distribution of the remaining AEGON shares and cash, if any, prior to payment of liquidation expenses;

•	Estimates of our cash requirements and costs of liquidation;

•	Estimates of our asset values, including future investment income;

•	Estimates of our settlement reserve during liquidation;

•	The passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate; and

•	Changes in economic conditions, including interest rate and equity market conditions, which could affect our investment portfolio.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We utilized an independent investment manager to invest our assets in accordance with our investment guidelines. Conning Asset Management Inc., a subsidiary of Swiss Reinsurance Company, has been our investment manager since June 1998. Due to the dissolution of Global Preferred and the restructuring of the investment portfolio, effective September 30, 2005, we have terminated our contract with Conning Asset Management.
     Our exposure to market risk related to changes in interest rates is primarily due to our highly liquid investments. The primarily objective of our investment activities is to preserve principal for our stockholders while maximizing yields without significantly increasing risk. Our cash and fixed income portfolio includes investments that are subject to changes in market values with changes in interest rates. The impact on our cash and fixed income investment portfolio from an immediate 100 basis point increase in market interest rates would have resulted in an estimated decrease in fair value of 0.3%, or approximately $14,000 on a portfolio valued at approximately $4.5 million at September 30, 2005. The impact on our cash and fixed income investment portfolio from an immediate 100 basis point decrease in market interest rates would have resulted in an estimated increase in fair value of 0.3%, or approximately $15,000. The foregoing reflects the use of an immediate time horizon. Credit spreads are assumed to remain constant in these hypothetical examples.
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
     There were no changes in securities during the quarter ended September 30, 2005.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     During the third quarter of 2005, no matters were submitted to our security holders for a vote.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

10.1	Separation and Release Agreement with Edward F. McKernan dated August 19, 2005.

10.2	Separation and Release Agreement with Bradley E. Barks dated August 19, 2005.

10.3	Separation and Release Agreement with David W. McLeroy dated August 25, 2005.

31.1	Certification by Caryl P. Shepherd, Chief Accounting Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Caryl P. Shepherd, Chief Accounting Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Atlanta, State of Georgia on the 21st day of November, 2005.

GLOBAL PREFERRED HOLDINGS, INC.
By:	/s/ CARYL P. SHEPHERD
Caryl P. Shepherd
Chief Accounting Officer, Vice President and Treasurer