Form 10-K
period 2005-12-31
GLOBAL PREFERRED HOLDINGS INC
filed 2006-03-31
CIK 947716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-23637
Global Preferred Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	58-2179041
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
c/o MORRIS MANNING & MARTIN LLP
3343 PEACHTREE ROAD, SUITE 1600
ATLANTA, GEORGIA 30326
(770) 248-3311
(Address, Including Zip Code and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par Value $.001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common stock, held by non-affiliates of the registrant as of June 30, 2005, was approximately $23,941,438 computed on the basis of the last price at which the common equity was sold ($10.00 per share).
At March 30, 2006, there were 4,199,149 shares of common stock outstanding.

	PART I

Item 1.	Business	2
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	6
Item 2.	Properties	6
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	6

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 6.	Selected Financial Data	7
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 8.	Financial Statements and Supplementary Data	23
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	23
Item 9A.	Controls and Procedures	24
Item 9B.	Other Information	24

	PART III

Item 10.	Directors and Executive Officers of the Registrant	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	**
Item 13.	Certain Relationships and Related Transactions	**
Item 14.	Principal Accounting Fees and Services	**

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	25
EX-2.1.1 PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION
EX-3.1.5 CERTIFICATE OF DISSOLUTION OF REGISTRANT
EX-10.22 THIRD RENEWAL OF EMPLOYMENT AGREEMENT
EX-10.23 THIRD RENEWAL OF EMPLOYMENT AGREEMENT
EX-10.24 THIRD AMENDMENT TO EMPLOYMENT AGREEMENT
EX-10.25 FOURTH RENEWAL OF EMPLOYMENT AGREEMENT
EX-31.1 CERTIFICATION BY CARYL P. SHEPHERD, CAO
EX-32.1 CERTIFICATION BY CARYL P. SHEPHERD, CAO
** Portions of the amendment to this Report, which the registrant intends to file no later than 30 days from the date hereof, are incorporated by reference in Part III.

PART I
Item 1. Business
Overview
     Global Preferred Holdings, Inc. (“Global Preferred”) was incorporated in Delaware in 1995 as a holding company and, until May 2005, owned all of the outstanding capital stock of Global Preferred Re Limited (“Global Preferred Re”), and until July 2005, owned all of the outstanding capital stock of Global Preferred Solutions, Inc. (“Global Preferred Solutions”), Global Preferred Resources, Inc. (“Global Preferred Resources”) and Preferred Advantage Insurance Services, Inc. (“Preferred Advantage”).
     Global Preferred is in the process of winding up its business and affairs, selling its remaining assets and discharging its known liabilities.
     On December 30, 2004, we entered into an agreement and plan of reorganization (the “Reorganization Agreement”) with AEGON N.V. (“AEGON”) and GPRE Acquisition Corp. (“GAC”), a direct, wholly owned subsidiary of AEGON, to transfer to GAC all of the outstanding shares of Global Preferred Re. Global Preferred Re was formed in 1995 as a Bermuda company registered as a long-term insurer under the Bermuda Insurance Act 1978.
     On May 10, 2005, our stockholders authorized: (1) the sale of Global Preferred Re to GAC, pursuant to the Reorganization Agreement and (2) the subsequent liquidation and dissolution of Global Preferred pursuant to a plan of complete liquidation and dissolution (the “Dissolution Plan”). On May 25, 2005, the transactions contemplated by the Reorganization Agreement were consummated and Global Preferred received 4,503,274 shares of AEGON common stock in exchange for all of the outstanding shares of Global Preferred Re. The Reorganization Agreement provides that, within twelve months after closing of the asset transfer, we must dissolve and distribute all of our remaining assets to our stockholders, after making adequate provision for our liabilities in accordance with Delaware law.
     Immediately following the sale of substantially all of our assets on May 25, 2005, we commenced winding up our business and affairs, selling our remaining assets and discharging our known liabilities. As a result, our operations and substantially all operating cash flows, except for investment income and wind-up expenses, have ceased. On June 1, 2005, we filed a certificate of dissolution with the Delaware Secretary of State. Once a corporation is dissolved under Delaware law, its existence is automatically continued for a term of three years, or for such longer period as the Delaware court directs, but solely for the purpose of winding up its business.
     On July 6, 2005, our board of directors approved the distribution of the AEGON common shares to our stockholders of record as of June 1, 2005. The distribution consisted of approximately 1.07 AEGON common shares for each share of Global Preferred common stock. On July 8, 2005, we initiated the distribution of the AEGON common shares in whole shares. Fractional AEGON common shares, remaining after the distribution of whole shares to our stockholders, were liquidated and the cash distributed to our stockholders on December 28, 2005. Together, these distributions represent the total consideration received by Global Preferred from AEGON for the sale of Global Preferred Re in May 2005 and represent substantially all of the assets to be distributed to stockholders under the Dissolution Plan.
     Also on July 6, 2005, we completed the sale of our remaining subsidiaries, Global Preferred Solutions, Global Preferred Resources and Preferred Advantage, to a company that is owned and managed by certain of our former officers. These subsidiaries were substantially inactive. We received $300 in consideration for these subsidiaries.

Business Operations Prior to Asset Sale
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
     Our core business consisted of providing reinsurance on life insurance and annuity policies produced by the independent agents of an IMO affiliate of AEGON USA, Inc. Although our reinsurance business was directed to us through these independent agent relationships, the life insurance and annuity policies that we reinsured were underwritten and issued by various ceding life companies. In the insurance industry, the term “ceding” refers to the use of reinsurance to transfer from one insurance company to another some or all of the risks associated with one or more insurance policies. We often refer to a life insurance company that reinsured life insurance and annuity policies through us as a “ceding life company.” The ceding life companies who issued the policies that we reinsured were:
•	Western Reserve Life Assurance Co. of Ohio, a subsidiary of AEGON USA, Inc. (“Western Reserve”);

•	American Skandia Life Assurance Corporation, a subsidiary of Prudential Financial, Inc. (“American Skandia”);

•	Pacific Life Insurance Company (“Pacific Life”); and

•	Federal Kemper Life Assurance Company, a subsidiary of J.P. Morgan Chase & Co. (“Kemper”).
     Under a typical reinsurance agreement, like the ones we entered into with the above insurance companies, the economic consequences of certain insurance risks are transferred from the ceding life company to the reinsurer. The ceding life companies retain responsibility for the payment of all claims, surrender values, commissions, and expenses involved in issuing and maintaining the policies reinsured. In addition, generally the ceding life companies administer the reinsurance contracts and, on a periodic basis, provide the reinsurer with information regarding premiums, reserves and benefits and the amounts owed to the ceding life company for claims and settlement expenses on the policies reinsured.
Reinsurance Relationships under Global Preferred Re
     Through Global Preferred Re, we provided reinsurance for variable universal life and variable annuity policies issued by the four life insurance companies listed above through the agents associated with the AEGON-affiliated IMO. Our reinsurance agreements with those ceding life companies provided for our assumption of a portion of defined risks associated with specified insurance and annuity products sold by certain independent agents with which we had a relationship. Reinsurance under those agreements was automatic, meaning we were required to accept the business ceded to us so long as the ceding life companies satisfied the terms of the reinsurance agreements.

     The following table indicates, by ceding life company, the types of policies we previously reinsured and the type of reinsurance applicable to each.

Type of Reinsurance
Modified
Ceding Life Company	Renewable Term	Coinsurance	Coinsurance
Western Reserve
Variable universal life	✓	✓	✓
Variable annuity		✓	✓
American Skandia
Variable annuity			✓
Pacific Life
Variable universal life	✓
Kemper
Variable universal life	✓
Investments
     Due to the sale of Global Preferred Re and the dissolution of Global Preferred, during the third quarter of 2005, Global Preferred restructured its investment portfolio to invest in higher quality and shorter duration investments, United States treasury notes and bills, over the remaining dissolution period.
     Through September 2005, we utilized an independent investment manager, Conning Asset Management Inc. (“Conning”), a subsidiary of Swiss Reinsurance Company, to invest our assets in accordance with our investment guidelines. Conning had been engaged since June 1998, and during that time the Investment Committee of the board of directors reviewed the performance of, and the fees paid to, Conning. Due to the dissolution of Global Preferred and the restructuring of the investment portfolio, effective September 30, 2005 we terminated our contract with Conning.
     We are not aware of any other affiliation between us and Conning other than through Global Preferred Re’s pool retrocession agreement with Swiss Re Life & Health America, Inc. The fees paid to Conning for services rendered during 2005 totaled $41,776.
     Effective August 17, 2005, the board of directors eliminated the Investment Committee and assumed the duties previously performed by the committee.
Employees
     As of December 31, 2005, we had two full-time employees. Caryl P. Shepherd, our chief accounting officer, is the remaining executive officer. Neither of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.
Item 1A. Risk Factors
     In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our plan of dissolution and the timing and amount of liquidating distributions, if any, to our stockholders. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in our other Securities and Exchange Commission Filings, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not known to us or that we now believe to be unimportant could also impair our liquidation and dissolution. This section should be read in conjunction with the audited consolidated financial statements and notes thereto, and Management’s Discussions and Analysis of Financial Conditions and Results of Operations contained in this Form 10-K.
We cannot determine at this time the amount of any distributions that will be made to our stockholders or the timing of any such distributions, because there are many factors, some of which are outside of our control, that could affect our ability to make distributions to our stockholders.
     We cannot determine at this time the amount of distributions to our stockholders because that determination depends on a variety of factors, including, but not limited to, the cost of operating Global Preferred during the dissolution, the amount of our debts, liabilities and obligations to be paid in the future, and other contingent liabilities, general business and economic conditions and other matters. The amount of distributions to our stockholders is subject to a number of uncertainties, many of which are beyond our control. Examples of uncertainties that could reduce the value of distributions to our stockholders include the following:
▪	increases in the amount of our liabilities and obligations or estimated costs and expenses of the operation of Global Preferred until the dissolution is completed;

▪	liabilities of Global Preferred that are unknown or contingent which later arise or become fixed in amount and must be satisfied or reserved for as part of the dissolution; and

▪	delays in the dissolution that could result in additional expenses and result in reductions of distributions to our stockholders.
     Furthermore, we cannot provide any assurances that we will actually make additional distributions. Actual results may vary from our current estimates and we may not yield liquidating distributions equal to or greater than those projected.
The timing of any future possible distributions of cash, if any, is uncertain.
     We are currently unable to predict the precise timing of further distributions, if any, pursuant to our wind down. The timing of distributions, if any, will depend on and could be delayed by, among other things, unforeseen claims against us.
We continue to incur costs and expenses, which reduce the amount available for distribution to stockholders.
     Costs and expenses from operations (such as operating costs, salaries, directors’ and officers’ insurance, severance and payroll, taxes, legal, accounting and auditing fees and miscellaneous office expenses) will continue to be incurred as we wind down. These expenses will reduce the amount of assets available for ultimate distribution to stockholders. If available cash and securities are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute significant amounts of cash, or any cash at all, to our stockholders. In order to reduce expenses associated with reporting obligations, we have requested relief from the Securities and Exchange Commission from the reporting requirements under the Securities Exchange Act of 1934. We anticipate, that if such relief is not granted, we will be required to continue to incur the costs for such reporting.
Our stockholders may be liable to creditors of Global Preferred for an amount up to the amount of distributions received from Global Preferred pursuant to the Dissolution Plan if our reserves for payments to creditors are inadequate.
     We filed a certificate of dissolution with the Secretary of State of the State of Delaware on June 1, 2005, since that time our operations have been limited to winding-up its business and affairs, disposing of our remaining assets, discharging our liabilities and distributing to our stockholders the AEGON shares. In addition, we may prosecute any lawsuits or claims, and could be subject to lawsuits for at least three years after the certificate of dissolution was filed. We have already completed the distributions of AEGON common shares to our stockholders. A determination was made that we had sufficient assets to satisfy liabilities and obligations to creditors, which have been withheld as a settlement reserve. If the settlement reserve created for payment of our expenses and liabilities fails to be adequate to meet our liabilities during this three-year period, each Global Preferred stockholder could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the settlement reserve and any available insurance proceeds. The liability of a Global Preferred stockholder would be limited to the amounts previously received from us by such stockholder. In such an event, a Global Preferred stockholder could be required to return all distributions previously made to such stockholder in respect of its shares of our common stock. Moreover, in the event a stockholder has paid taxes on amounts previously received in respect of its shares of our common stock, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. It is possible that a stockholder could receive nothing from us under the Dissolution Plan if our actual liabilities and obligations, including unanticipated claims, should exceed the value of such assets or the value of the AEGON common shares. There can be no assurance that the settlement reserve established by Global Preferred will be adequate to cover any expenses and liabilities. However, we intend to continue to exercise caution in making any additional distributions to stockholders in order to minimize this type of risk.
You are unable to transfer your Global Preferred shares.
     On June 1, 2005, with the filing of its certificate of dissolution with the Delaware secretary of state, we closed our stock transfer record books as permitted under Delaware law. We no longer recognize any transfers of shares of our stock, except by will, intestate succession or otherwise by operation of law, thereby eliminating the liquidity in those shares, other than the liquidity resulting from distributions made by us.
We are substantially dependent upon the continued services of our remaining executive officer.
     We currently have one remaining executive officer, our Chief Accounting Officer. We are still substantially dependent upon the continued services of this officer and the loss of her services could adversely affect our liquidation activities and force us to incur additional expenses to identify and retain a replacement.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     In October 2005, we terminated our lease agreement for office space in Duluth, Georgia. We do not currently own or lease any properties and do not anticipate acquiring or leasing any properties.
Item 3. Legal Proceedings
     We are not a party to any material legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
     During the fourth quarter of 2005, no matters were submitted to our security holders for a vote.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     No public trading market existed for our common stock during 2005 and we did not repurchase any of our common stock in 2005. During 2005, we had no issuances of unregistered securities. In addition, our stock transfer records were closed on June 1, 2005 in accordance with Delaware law as a result of the filing of the certificate of dissolution.
     At March 30, 2006, we had 4,199,149 shares of common stock outstanding held by 965 stockholders of record.
     We have not declared or paid any cash dividends on our common stock during 2004 or 2005. In July 2005, our board of directors approved the distribution of all of the AEGON common shares received by us as the consideration under the Reorganization Agreement. Our board of directors plans to distribute any remaining cash to its stockholders, after making estimates for anticipated liabilities in accordance with Delaware law. The declaration of any such distributions in the future would be subject to the discretion of the board of directors, which may consider such factors as our financial condition, contingent liabilities and expenses, and any contractual or other legal restrictions.
     For a discussion of restrictions on the payment of dividends by Global Preferred Re, refer to Note 10 to the Financial Statements.
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
     On May 25, 2005, Global Preferred completed its sale of Global Preferred Re, which comprised substantially all of its assets, to AEGON for 4,503,274 shares of AEGON common stock. As a result, our operations and substantially all operating cash flows, except for investment income and wind-up expenses have ceased. Effective May 26, 2005, Global Preferred adopted the liquidation basis of accounting. The asset sale resulted in no further premium or reinsured policy revenues after May 25, 2005. Additionally, no benefits, claims and expenses, change in future policy benefits, reinsurance expense allowances, net, or amortization of deferred acquisition costs were incurred after May 25, 2005. The selected financial data for the 145 day period ended May 25, 2005 are not comparable to the prior years ended December 31 due to the shortened reporting period.

					145 Day
	Year	Year	Year	Year	Period
	Ended	Ended	Ended	Ended	Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	May 25,
(Dollars in thousands, except per share data)	2001	2002	2003	2004	2005
Consolidated Statements of Income Data:
Premiums	$19,240	$17,985	$17,401	$17,109	$6,745
Reinsured policy revenues	11,238	13,859	12,797	12,532	4,655
Net investment income	811	742	407	842	426
Net realized gain (loss) on investments	45	428	21	(20)	37
Net unrealized gain on trading investments	—	—	—	49	17
Other Income	—	—	63	16	9

Total revenues	31,334	33,014	30,689	30,528	11,889

Total benefits and expenses	23,480	30,708	27,757	24,988	10,315

Income before income tax	7,854	2,306	2,932	5,540	1,574
Income tax expense	(2,392)	(788)	(998)	(1,570)	(361)

Net income	5,462	1,518	1,934	3,970	1,213
Preferred dividends	267	—	—	—	—

Net income available to common Stockholders	$5,195	$1,518	$1,934	$3,970	$1,213

Basic earnings per share	$1.39	$0.37	$0.47	$0.96	$0.29
Diluted earnings per share	$1.32	$0.37	$0.47	$0.95	$0.29
Weighted-average common shares outstanding	3,742,610	4,141,684	4,141,684	4,141,684	4,141,684
Total weighted-average common and common equivalent shares	4,141,684	4,141,684	4,141,684	4,157,539	4,197,857

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	May 25,
(Dollars in Thousands)	2001	2002	2003	2004	2005
Consolidated Balance Sheet Data:
Fixed maturity and equity securities	$12,214	$2,798	$17,768	$20,620	$18,431
Cash and cash equivalents	8,062	15,858	11,580	12,464	16,864
Deferred acquisition costs	42,800	49,850	45,608	40,168	38,441
Total assets	67,853	74,274	79,284	77,807	78,236
Debt	5,000	5,000	5,000	—	—
Total liabilities	25,884	30,952	33,978	28,541	27,823
Stockholders’ equity	41,969	43,322	45,305	49,266	50,413

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	May 25,
(Dollars in Thousands)	2001	2002	2003	2004	2005
Summary of Policies Reinsured:
Number of life insurance policies and riders reinsured	287,303	265,384	239,201	221,626	213,781
Number of annuity policies reinsured	48,007	48,889	48,285	44,886	43,131
Face value of life insurance reinsured	$9,082,204	$8,451,310	$7,606,281	$7,035,027	$6,787,771
Annuity policy benefits reinsured	$266,305	$224,710	$252,180	$244,907	$226,245

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and the financial statements and accompanying notes included elsewhere in this report.
Overview
     Global Preferred was incorporated in Delaware in 1995 as a holding company and, until May 2005, owned all of the outstanding capital stock of Global Preferred Re, and until July 2005, owned all of the outstanding capital stock of Global Preferred Solutions, Global Preferred Resources and Preferred Advantage. Global Preferred Re was formed during 1995 as a Bermuda company registered as a long-term insurer under the Bermuda Insurance Act 1978. Global Preferred Solutions, Global Preferred Resources and Preferred Advantage were formed during 2003.
     Global Preferred is in the process of winding up its business and affairs, selling its remaining assets and discharging its known liabilities.
Plan of Liquidation
     On December 30, 2004, we entered into the Reorganization Agreement with AEGON and GAC to transfer to GAC all of the outstanding shares of Global Preferred Re. On May 10, 2005, our stockholders authorized: (1) the sale of Global Preferred Re to GAC and (2) the subsequent liquidation and dissolution of Global Preferred pursuant to the Dissolution Plan. On May 25, 2005, the transactions contemplated by the Reorganization Agreement were consummated whereby Global Preferred received 4,503,274 AEGON common shares in exchange for all of the outstanding shares of Global Preferred Re.
     The Reorganization Agreement provides that, no more than twelve months after closing of the transaction with AEGON, we must dissolve and distribute all remaining AEGON common shares received pursuant to the Reorganization Agreement and any of our other remaining assets to our stockholders, after making adequate provision for our liabilities in accordance with Delaware law. Since the sale of substantially all of our assets on May 25, 2005, our operations have been limited to winding up our business and affairs, selling our remaining assets and discharging our known liabilities.
     On June 1, 2005, we filed a certificate of dissolution with the Delaware Secretary of State. Once a corporation is dissolved under Delaware law, its existence is automatically continued for a term of three years, or for such longer period as the Delaware Court of Chancery directs, but solely for the purpose of winding up its business. The process of winding up includes: (1) the prosecution and defense of lawsuits, if any; (2) the settling and closing of any business; (3) the disposition and conveyance of any assets and property; (4) the discharge of any liabilities; and (5) the distribution of any remaining assets to the stockholders.
Liquidation Basis of Accounting, including Critical Accounting Policies and Estimates
     The accompanying consolidated statements of income and cash flows for the 145 day period ended May 25, 2005 have been presented on a going concern basis consistent with prior periods, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Effective May 26, 2005, we adopted the liquidation basis of accounting.
     Under the liquidation basis of accounting, assets are recorded at their estimated net realizable values and liabilities are recorded at their estimated settlement amounts and include estimates for future operating costs and settlement reserves during the liquidation period. The valuation of assets and liabilities requires many estimates and assumptions by management and there may be substantial uncertainties in carrying out the provisions of the Dissolution Plan. In all instances, actual results could vary from those estimates. Information included elsewhere herein, including Note 2 of the Financial Statements, includes a summary of the critical accounting policies used in the preparation of our liquidation basis financials. It is anticipated that distributions ultimately made to stockholders upon liquidation will differ from the “net assets in liquidation” recorded in the accompanying statement of net assets in liquidation as a result of the actual proceeds received from the realization of assets and the ultimate settlement amount of our liabilities and obligations.

     Upon changing to the liquidation basis of accounting on May 26, 2005, we recorded an $8.4 million increase to net assets, which included a charge of $6.7 million of estimated future operating costs and settlement reserves during liquidation.
     The following represents the estimated future operating costs and settlement reserves during liquidation:

As of
(Dollars in Thousands)	December 31, 2005
Employee compensation and benefits, including severance	$1,390.7
Legal, audit and other professional services	592.6
Settlement reserves and other estimated costs of liquidation	2,415.0

Total	$4,398.3

     Settlement reserves and other estimated costs of liquidation represent management’s best estimate of the anticipated costs to settle expected claims against Global Preferred that result from the plan of reorganization and ultimate dissolution. Periodically, the board of directors reviews management’s estimates and makes adjustments to the estimated future operating costs and settlement reserves as deemed necessary.
Status of Liquidation
     On July 6, 2005, our board of directors approved the distribution of all of the AEGON common shares received by us pursuant to the Reorganization Agreement, to our stockholders of record as of June 1, 2005. The distribution consisted of approximately 1.07 AEGON common shares for each share of Global Preferred common stock. On July 8, 2005, we initiated the distribution of the AEGON common shares in whole shares. Fractional AEGON common shares remaining from the distribution of the whole shares were liquidated and the cash totaling approximately $8,000 was distributed to our stockholders on December 28, 2005. Together, these distributions represent the distribution of all of the consideration received by Global Preferred from AEGON for the sale of Global Preferred Re in May 2005 and represent substantially all of the assets to be distributed to stockholders under the Dissolution Plan.
     The distribution of the AEGON common shares was recorded in the liquidation basis financial statements during the third quarter of 2005 at a value of $12.87 per share which was equal to the market value per share as of June 30, 2005. As of December 31, 2005, Global Preferred had 911 AEGON common shares which were being held on behalf of stockholders who had not claimed their ownership. Those shares were recorded as dividends payable in the liquidation basis financial statements as of December 31, 2005 at $16.32 per share, the market value as of that date, along with the cash dividends received from AEGON for those remaining shares. These remaining shares and cash aggregating approximately $15,000 were distributed in January 2006.
     On July 6, 2005, we entered into transition agreements with certain of our former executive officers. Pursuant to the terms of these agreements, each of these officers resigned as an officer of Global Preferred, but continued as an employee until August 19, 2005 to assist with the wind-up and dissolution of Global Preferred. In addition, the transition agreements amended the employment agreement of each of the respective executive officers to modify the restrictive covenants of the employment agreement to permit such employee to own and participate in the operations of a non-affiliated company formed by those executive officers. As disclosed in their respective transition agreements, the severance amounts shall be paid in accordance with our regular payroll practices, provided that (i) Global Preferred may, in its sole discretion, at any time elect to pay any remaining installments in a lump sum and (ii) Global Preferred agrees that any installments remaining unpaid at the time of the transfer of the remaining assets of Global Preferred to a liquidating trust will be paid to those officers prior to such transfer. The severance amounts remaining to be paid to those certain executive officers as of December 31, 2005 total $757,000.

     Additionally, on July 6, 2005, Global Preferred completed the sale of its remaining subsidiaries, Global Preferred Solutions, Global Preferred Resources, and Preferred Advantage, to a company that is owned and managed by certain of our former officers. These subsidiaries were substantially inactive. We received $300 in consideration for these subsidiaries which was recorded as an increase in net assets in liquidation as part of the adjustment for changes in fair value of invested assets.
Business Operations Prior to Asset Sale
     Prior to the sale of Global Preferred Re, Global Preferred, through its subsidiaries, provided profit sharing solutions for the life insurance and annuity industry. While we no longer have active business operations, the following description of our business operations prior to the asset sale is provided to aid our readers’ understanding of our historical financial statements.
     Our principal business objective was to align the long-term interests between independent marketing organizations and life insurance companies. Both the IMOs and insurers benefited from mutually rewarding relationships based on aligned interests, a dedication to improving the quality of business written, and a focus on managing insurance and distribution risk for long-term economic rewards.
     Our core business consisted of providing reinsurance on business that resulted from a relationship with the independent agents of an IMO affiliate of AEGON USA, Inc. Although our reinsurance business was directed to us through these independent agent relationships, the life insurance and annuity policies that we reinsured were underwritten and issued by various ceding life companies. We wrote three types of reinsurance on a quota share basis: renewable term, coinsurance and modified coinsurance.
     Under a typical reinsurance agreement, like the ones we entered into with the various insurance companies for which we reinsured policies, the economic consequences of certain insurance risks are transferred from the ceding life company to the reinsurer. Depending upon the type of reinsurance agreement, these risks included mortality, persistency, investment and expense. The ceding life companies retain responsibility for the payment of all claims, surrender values, commissions, and expenses involved in issuing and maintaining the policies reinsured. In addition, generally the ceding life companies administer the reinsurance contracts and, on a periodic basis, provide the reinsurer with information regarding premiums, reserves and benefits and the amounts owed to the ceding life company for claims and settlement expenses on the policies reinsured.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions regarding uncertainties that affect certain amounts in the consolidated financial statements on a going concern basis. Accounts that we deemed to be sensitive to changes in estimates for those amounts reported through May 25, 2005 included reinsurance settlements, deferred acquisition costs and future policy benefits. In all instances, actual results could have differed from estimates. A summary of significant accounting policies is included in Note 2 to the Financial Statements.
Income Statement
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
     Net Income. Our profitability, in part, depended on the volume of policies reinsured and the experience of the reinsured policies. Factors that affected the experience of the policies included reinsured policy persistency, death claims and investment performance of the separate account balances. While death claims were reasonably predictable over a period of years, claims become less predictable over shorter periods, and were subject to fluctuation from quarter to quarter and year to year. Similarly, separate account investment returns, upon which a significant portion of our revenues depended, may have had relatively stable returns over a period of years but could be volatile over shorter periods.
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
     Future Policy Benefits. Liabilities for future benefits on life insurance policies were established in an amount we estimated were adequate to meet the estimated future obligations on the policies in effect. Policy reserves were included in “future policy benefits” on the consolidated balance sheet.
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
     Liabilities for future policy benefits reflected in the consolidated financial statements were based on information provided to us by the ceding life companies. Reserves established by us with respect to individual risks or classes of business may not have been the same as those established by ceding life companies due to differing risks and assumptions regarding mortality, persistency, investment and expenses.

Fair Value Disclosure
     Investments. Prior to the sale of Global Preferred Re, we classified all fixed maturity securities and equity securities that were not classified as trading securities as “available for sale.” Such securities were reported at fair value. Fixed maturity securities available for sale were so classified based upon the possibility that such securities could have been sold prior to maturity if that action enabled us to execute our investment philosophy and appropriately match investment results to operating and liquidity needs. Equity securities available for sale were so classified because we did not intend to actively trade such securities nor hold them to maturity. Unrealized gains and losses on marketable equity securities and fixed maturity securities available for sale, less applicable deferred income taxes, were reported as a separate component of “accumulated other comprehensive income” within stockholders’ equity. Investment income was recognized as it accrued or became legally due. Other equity investments, classified as trading securities, were bought and held principally for the purpose of selling them in the near term. Unrealized gains and losses on trading securities were reported as a separate revenue component on the income statement.
     Realized gains or losses on sales of investments were included in income, as were write-downs of securities where declines in value were deemed to be other-than-temporary. In determining whether a decline in market value on our fixed income securities was other-than-temporary, we considered the cause of the impairment, the length of impairment, the amount of impairment as a percentage of the fair value of the security and other relevant information about the issuer or security. Although we utilized an independent investment manager to invest and manage our assets in accordance with our investment guidelines, we had the ability and intent to hold these securities until a forecasted recovery of fair value was at least equal to the amortized cost or until maturity. The cost of investment securities sold was determined based upon the specific identification method.
     Other Financial Assets and Liabilities. The carrying value of cash and cash equivalents, reinsurance receivables and payables, short-term debt, accrued expenses and accounts payable approximated their fair values due to the short-term nature of these accounts. The carrying value of future policy benefits approximated its fair value as credited interest approximates current market rates.
Reinsurance Agreements under Global Preferred Re
     The life insurance and annuity policies that we reinsured were underwritten and issued by Western Reserve, American Skandia, Kemper and Pacific Life. The following table indicates the percentage of our reinsurance revenues derived from these ceding life companies:

	Year Ended	Year Ended	145 Day
	December 31,	December 31,	Period Ended
	2003	2004	May 25, 2005
Western Reserve	92%	92%	92%
American Skandia	7%	6%	6%
Kemper	1%	1%	1%
Pacific Life	— (1)	1%	1%

Total	100%	100%	100%

(1)	Less than 1%.

     The following table indicates, by ceding life company: (1) the names and types of insurance products reinsured by Global Preferred Re prior to the sale; (2) the type of reinsurance agreement applicable to each; (3) policy issue dates reinsured under each agreement; and (4) the commencement date of the reinsurance.

Reinsurance
				Policy Issue	Commencement
Ceding Life Company	Reinsured Product Name	Product Type (1)	Reinsurance Type (2)	Dates	Date

Western Reserve	Freedom Equity Protector	VUL	MRT	1/92 to 12/99	7/96
Western Reserve	Financial Freedom Builder	VUL	MRT	7/97 to 3/98	7/97
Western Reserve	Financial Freedom Builder	VUL	Co/Modco	4/98 to 12/98	4/98
Western Reserve	Financial Freedom Builder	VUL	MRT	1/99 to 3/01	10/99
Western Reserve	Financial Freedom Builder	VUL	Co/Modco	4/01 to 12/01	1/02
Western Reserve	Financial Freedom Builder	VUL	MRT	1/02 to 12/02	10/99
Western Reserve	Freedom Elite Builder	VUL	Co/Modco	7/01 to 12/01	1/02
Kemper	Power VUL	VUL	MRT	9/96 to 3/01	9/96
Pacific Life	Select Exec II	VUL	YRT	1/01 to 5/05	1/01
American Skandia	Imperium	VA	Modco	1/97 to 12/02	1/97
Western Reserve	Freedom Wealth Creator	VA	Co/Modco	1/98 to 12/01	1/98
Western Reserve	Freedom Premier	VA	Co/Modco	10/00 to 12/04	10/00

(1)	“VUL” means variable universal life product. “VA” means variable annuity product.

(2)	“MRT” means monthly renewable term. “YRT” means yearly renewable term. “Co/Modco” means coinsurance and modified coinsurance.
     Under our reinsurance agreements with the ceding life companies, we reinsured variable life insurance and variable annuity policies on either a renewable term basis or a coinsurance and modified coinsurance basis. The policies we reinsured on a renewable term basis represented 59% of our reinsurance revenues for the 145 day period ended May 25, 2005. The policies we reinsured on a coinsurance and modified coinsurance basis represented 41% of our reinsurance revenues for the same period. Of the 41%, 57% related to variable life insurance policies and 43% related to variable annuity policies.
Results of Operations
     On May 25, 2005, Global Preferred completed its sale of Global Preferred Re, which comprised substantially all of its assets, to AEGON for 4,503,274 shares of AEGON common stock. As a result, our operations and substantially all operating cash flows, except for investment income and wind-up expenses have ceased. Effective May 26, 2005, Global Preferred adopted the liquidation basis of accounting as opposed to preparing our financial statements on a going concern basis under accounting principles generally accepted in the United States of America. The asset sale resulted in no further premium or reinsured policy revenues after May 25, 2005. Additionally, no benefits, claims and expenses, change in future policy benefits, reinsurance expense allowances, or amortization of deferred acquisition costs were incurred after May 25, 2005. Accordingly, results of operations for the 145 day period ended May 25, 2005 are not comparable to the years ended December 31, 2003 and 2004 due to the shortened reporting periods. Results of operations do not reflect adjustments recorded upon the change to the liquidation basis of accounting adopted on May 26, 2005.
     The results of operations for the 145 day period ended May 25, 2005, were compared with the six month period ended June 30, 2004, in Global Preferred’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005. Due to the conversion of Global Preferred’s financial accounting to liquidation basis accounting beginning on May 26, 2005, and the fundamentally different nature of Global Preferred’s operations following that date, a comparison of the results of operations for the period ended May 25, 2005 to the year ended December 31, 2004 would not be meaningful.

     The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Year Ended	Year Ended	145 Day
	December	December	Period Ended
	31, 2003	31, 2004	May 25, 2005
	(As a percentage of total revenue)
Consolidated Statements of Income Data:
Revenues:
Premiums	57%	56%	57%
Reinsured policy revenues	42	41	39
Net investment income	1	3	4

Total revenues	100%	100%	100%
Benefits and expenses:
Benefits, claims and settlement expenses	30	23	30
Change in future policy benefits	4	2	2
Reinsurance expense allowances, net	27	25	26
Amortization of deferred acquisition costs	18	20	16
Operating expenses	11	11	13
Interest expense	1	1	—

Total benefits and expenses	91	82	87

Income before income tax	9	18	13
Income tax expense	(3)	(5)	3

Net income available to common stockholders	6%	13%	10%

     During the period May 26 through December 31, 2005, our operations were limited to collecting investment income on our assets, paying operating expenses and costs of liquidation, and making distributions to our stockholders.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Revenues
     Premiums. Premiums decreased $292,000, or 2%, from $17.4 million for the year ended December 31, 2003 to $17.1 million for the same period in 2004. The majority of the premium decrease was due to the decreasing business in force under our renewable term agreements, which is partially offset by an increase in the average premium per policy. Policies in force are decreased because the number of policy surrenders and lapses exceeded the number of new policies reinsured. Average premiums per policy increase as policyholders age.
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
     Additionally, for the year ended December 31, 2004, reinsured policy revenues reflected an increase of $130,000 of reinsurance fees resulting from payments to us from Western Reserve to resolve certain settlement differences in the administration of our variable universal life coinsurance and modified coinsurance reinsurance agreements. These settlement adjustments also resulted in a decrease in benefits, claims and settlement expenses, a decrease in reinsurance expense allowances, net and an increase in amortization of deferred acquisition costs of $63,000, $73,000 and $178,000, respectively, for a total increase in income before income tax of $88,000.
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
     Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $672,000 or 12%, from $5.5 million for the year ended December 31, 2003 to $6.2 million for the same period in 2004. The increase in amortization primarily resulted from higher gross profits in 2004 primarily due to lower death claims, and increases in rates of amortization since policy account balances remained below our long-term expectations.
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
     Income Taxes. Due to higher levels of income before income taxes, income taxes increased $572,000, or 57%, from $1.0 million for the year ended December 31, 2003 to $1.6 million for the same period in 2004. The “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of current taxable income. Based upon our taxable income in 2004, we estimated our effective tax rate to be 28% for 2004, as compared to 34% in 2003. The tax rate in 2004 reflected a $315,000 benefit from the small life insurance company deduction. In 2003, our taxable income was not sufficient to take advantage of the small life insurance company deduction.
     In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, we have $1.3 million of net operating loss carry-forwards, which would have begun to expire in 2018. These net operating loss carry-forwards at a 34% effective tax rate had been included as an offset to the deferred tax liability. With the sale of Global Preferred Re, these assets were transferred to AEGON.
Quarterly Results of Operations
     The following tables present certain unaudited quarterly consolidated statements of income data on a going concern basis through the sale of Global Preferred Re on May 25, 2005, as well as the percentage of total revenue represented by each item. The information had been derived from the unaudited consolidated financial statements. The unaudited consolidated financial statements on a going concern basis had been prepared on substantially the same basis as the audited consolidated financial statements on a going concern basis contained herein and all adjustments, consisting only of normal recurring adjustments, which we considered to be necessary to present fairly this information when read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

						55 Day
						Period
		Quarter Ended				Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	May 25,
(Dollars in thousands, except per share amounts)	2004	2004	2004	2004	2005	2005
Revenues:
Premiums	$4,302	$4,271	$4,286	$4,250	$4,195	$2,550
Reinsurance policy revenues	3,199	3,112	3,191	3,031	2,949	1,706
Net investment income	178	210	222	232	260	166
Net realized gain (loss) investments	—	(29)	(2)	11	35	2
Net unrealized gain on trading investments	—	—	41	7	13	3
Other income	7	—	—	9	3	6

Total revenues	7,686	7,564	7,738	7,540	7,455	4,433

Benefits and expenses:
Benefits, claims and settlement expenses	1,976	1,451	1,767	1,710	1,941	1,601
Change in future policy benefits	215	158	140	133	127	62
Reinsurance expense allowances, net	1,975	1,991	1,795	1,925	1,881	1,146
Amortization of deferred acquisition costs	1,434	1,470	1,649	1,655	1,252	704
Operating expenses	839	732	792	964	939	662
Interest expense	93	93	30	—	—	—

Total benefits and expenses	6,532	5,895	6,173	6,387	6,140	4,175

Income before income tax	1,154	1,669	1,565	1,153	1,315	258
Income tax expense	(322)	(542)	(363)	(343)	(347)	(14)

Net income available to common stockholders	$832	$1,127	$1,202	$810	$968	$244

Basic earnings per share	$0.20	$0.27	$0.29	$0.20	$0.23	$0.06

Diluted earnings per share	$0.20	$0.27	$0.29	$0.19	$0.23	$0.06

     The following table sets forth, as a percentage of total revenue, certain line items in the consolidated statements of income for the periods indicated:

						55 Day
						Period
	Quarter Ended					Ended
(As a percentage of total	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	May 25,
revenue)	2004	2004	2004	2004	2005	2005
Revenues:
Premiums	56%	56%	55%	57%	56%	58%
Reinsurance policy revenues	42	41	41	40	40	38
Net investment income	2	3	3	3	3	4
Net realized gain (loss) on investments	—	—	—	—	1	—
Net unrealized gain trading investments	—	—	1	—	—	—
Other income	—	—	—	—	—	—

Total revenues	100%	100%	100%	100%	100%	100%

Benefits and expenses:
Benefits, claims and settlement expenses	26	19	23	23	26	36
Change in future policy benefits	3	2	2	2	2	1
Reinsurance expense allowances, net	26	26	23	25	25	26
Amortization of deferred acquisition costs	18	20	21	22	17	16
Operating expenses	11	10	10	13	12	15
Interest expense	1	1	1	—	—	—

Total benefits and expenses	85%	78%	80%	85%	82%	94%

Income (loss) before income tax	15	22	20	15	18	6
Income tax expense	(4)	(7)	(4)	(4)	(5)	—

Net income available to common stockholders	11%	15%	16%	11%	13%	6%

     Historically, our operations and related revenues and operating results varied substantially from quarter to quarter. A high percentage of our operating expenses, particularly personnel, marketing and rent were relatively fixed in advance of any particular quarter.
Investments
     Due to the sale of Global Preferred Re and the dissolution of Global Preferred, during the third quarter of 2005, we restructured our investment portfolio to invest in higher quality and shorter duration investments over the remaining dissolution period. We sold our remaining fixed maturity securities for $2.4 million and used the proceeds to purchase United States treasury notes. Additionally, cash of $2.1 million was used to purchase $2.1 million of United States treasury bills, which are classified as cash equivalents.
     As of December 31, 2005, we had invested assets totaling $4.3 million, at net realizable value. Due to the sale of Global Preferred Re, the amounts are not comparable from 2005 to prior years. The table below shows the aggregate amounts of fixed maturity securities, equity securities, cash and cash equivalents, and reinsured policy loans comprising our portfolio of invested assets:

	At December 31,
	2003	2004	2005
Fixed maturity securities	$15,267,477	$20,071,625	$2,423,584
Equity securities	2,500,191	548,819	14,868
Cash and cash equivalents	11,580,045	12,463,601	1,830,747
Reinsured policy loans	1,270,711	1,475,516	—

Total invested assets	$30,618,424	$34,559,561	$4,269,199

     As of December 31, 2005, the fixed maturity portion of our invested asset portfolio has an average Moody’s quality rating of Aaa, an average duration of less than 2 years and an average yield to maturity of 3.7% before investment expenses.
     The following table summarizes the fair value of our invested assets at the dates indicated.

	At December 31,
	2003	2004	2005
U.S. government agency	$4,032,188	$6,230,801	$2,423,584
Corporate	10,849,743	11,756,765	—
Asset-backed securities	—	—	—
Mortgage-backed securities	385,546	2,084,059	—

Total fixed maturity securities	$15,267,477	$20,071,625	$2,423,584
Equity securities	2,500,191	548,819	14,868
Cash and cash equivalents	11,580,045	12,463,601	1,830,747
Reinsured policy loans	1,270,711	1,475,516	—

Total invested assets	$30,618,424	$34,559,561	$4,269,199

     The following table summarizes the fair value by contractual maturities of our fixed maturity securities portfolio at the dates indicated.

	At December 31,
	2003	2004	2005
Due in less than one year	$912,255	$6,832,379	$898,570
Due after one through five years	8,891,136	6,060,040	1,525,014
Due after five through ten years	5,078,540	5,095,147	—
Asset-backed securities	—	—	—
Mortgage-backed securities	385,546	2,084,059	—

Total	$15,267,477	$20,071,625	$2,423,584

     The following table summarizes the composition of the fair value of our fixed maturity securities portfolio at the dates indicated by rating as assigned by S&P or Moody’s, using the higher of these ratings for any security where there is a split rating.

	At December 31,
Rating	2003	2004	2005
AAA/Aaa	32%	44%	100%
AA/Aa2	18	3	—
A/A2	50	46	—
BBB/Baa2	—	7	—
BB/Ba2	—	—	—
B/B2	—	—	—
CCC/Caa or lower, or not rated	—	—	—

Total	100%	100%	100%

Segment Reporting
     Prior to the sale of Global Preferred Re, we had defined our reportable segments based on the nature of our reinsurance agreements and the accounting treatment used for the various reinsurance agreements. For definitions of these segments and associated financial information, refer to Note 14 of the Financial Statements.

Liquidity and Capital Resources
     As of December 31, 2005, our primary sources of liquidity are $2.4 million in fixed maturity securities held for sale and $1.8 million in cash and cash equivalents. The effective duration of our fixed maturity portfolio is less than 2 years with 100% of the fixed maturity securities having an effective maturity of less than 3 years. Our fixed maturity portfolio represents 57% of our total invested assets, and has an average Moody’s quality rating of Aaa.
     Since May 26, 2005, our operations have been limited to winding-up our business and affairs, selling our remaining assets and discharging our known liabilities. The Reorganization Agreement provides that, within twelve months after closing of the asset transfer, we must dissolve and distribute all of our remaining assets to our stockholders, after making adequate provision for our liabilities in accordance with Delaware law.
     On July 6, 2005, our board of directors approved the distribution of all of the AEGON common shares to our stockholders of record as of June 1, 2005. As of June 1, 2005, Global Preferred had 4,199,149 shares of common stock outstanding. The distribution consisted of approximately 1.07 AEGON common shares for each share of Global Preferred common stock. On July 8, 2005, we initiated the distribution of the AEGON common shares in whole shares. Fractional AEGON common shares remaining after the distribution of the whole shares were liquidated and the cash totaling approximately $8,000 was distributed to our stockholders on December 28, 2005. Together, these distributions represent the distribution of all the consideration received by Global Preferred from AEGON for the sale of Global Preferred Re in May 2005 and represent substantially all of the assets to be distributed to stockholders under the Dissolution Plan.
     As of December 31, 2005, Global Preferred had 911 AEGON common shares, which were being held on behalf of stockholders who had not claimed their ownership. On January 5, 2005, the remaining 911 AEGON common shares were distributed. Our board of directors plans to distribute any remaining cash to our stockholders, after making adequate provision for its liabilities in accordance with Delaware law. We expect that it will be necessary to retain a portion of our liquid assets to pay liabilities that may arise after completion of the dissolution; therefore, our board of directors intends to transfer a portion of our assets to a liquidating trust. The liquidating trust will permit Global Preferred to dissolve and, as required under Delaware law, have assets still available to be applied to liabilities after the dissolution. In accordance with the Reorganization Agreement, if the board of directors determines to transfer assets to a liquidating trust, then the transfer must occur on or before May 25, 2006.
     Due to the sale of Global Preferred Re, the dissolution of Global Preferred and the adoption of liquidation basis of accounting effective May 26, 2005, the cash flows for the 145 day period ended May 25, 2005 are compared below to the years ended December 31, 2003 and 2004. The statements of cash flows do not reflect adjustments recorded upon the change to the liquidation basis of accounting adopted on May 26, 2005.
Cash Flows for the Years Ended December 31, 2003 and 2004 Compared to the 145 Day Period Ended May 25, 2005
     Operating Cash Flows. Net cash flows provided by operating activities were $10.8 million and $9.1 million for the years ended December 31, 2003 and 2004, respectively and $3.1 million for the 145 day period ended May 25, 2005. Cash flows provided by operations in the shortened period in 2005 related primarily to policies previously in force because we utilized less cash to acquire new reinsurance business than was provided by in force business.
     Cash flows provided by operations in 2004 related to new policies reinsured under coinsurance and modified coinsurance reflected net payments of $69,000 to Western Reserve to reinsure policies issued in 2004, and cash flows provided by operations for policies previously in force under coinsurance and modified coinsurance and by all policies reinsured under renewable term reinsurance of $14.2 million. Other cash flows used in operating activities of $5.0 million in 2004 were the result of cash payments for operating expenses, income taxes and interest expenses.
     Cash flows provided by operations in 2003 related to new policies reinsured under coinsurance and modified coinsurance reflected net payments of $156,000 to Western Reserve to reinsure policies issued in 2003, and cash flows provided by operations for policies previously in force under coinsurance and modified coinsurance and by all policies reinsured under renewable term reinsurance of $12.0 million. Other cash flows used in operating activities of $1.0 million in 2003 were the result of cash payments for operating expenses and interest expenses.

     The following table summarizes the components of operating cash flows.

(in millions)	Operating Cash Flows from
Calendar	Co/ModCo	Co/ModCo
Year of	Reinsurance	Reinsurance	Renewable	Other	Total
Reporting	Assumed in	Assumed	Term	Operating	Operating
(CYR)	CYR	Prior to CYR	Reinsurance	Cash Flows	Cash Flows
2005	$—	$2.7	$1.3	$(0.9)	$3.1
2004	(0.1)	8.2	6.0	(5.0)	9.1
2003	(0.2)	7.8	4.2	(1.0)	10.8
     Investment Cash Flows. Net cash flows (used in) provided by investing activities were ($15.0 million) and ($3.2 million) for the years ended December 31, 2003 and 2004, respectively, and $1.3 million for the 145 day period ended May 25, 2005. The cash flows provided by investing activities in the shortened period in 2005 primarily related to the sale and call of $1.5 million of fixed maturity securities offset by the decrease in reinsured policy loans of $205,000. The cash flows used in investing activities of $3.2 million in 2004 primarily related to our purchase of $6.8 million of fixed maturity securities, which was partially offset by the sale of $1.0 million of fixed maturity securities and $2.0 million of equity securities and the maturities and principal payments of $700,000 on fixed maturity securities. The cash flows used in investing activities of $15.0 million in 2003 primarily related to our purchase of $14.3 million of fixed maturity securities and $2.5 million of equity securities. We incurred no significant capital expenditures during 2005.
     Financing Cash Flows. Financing cash flows related primarily to activities associated with our capital position. Net cash flows used in financing activities were zero and $5.0 million for the years ended December 31, 2003 and 2004, respectively and $11 for the 145 day period ended May 25, 2005. Cash flows used in financing activities in 2004 related to the principal payment due to Money Services for the five-year term note. There were no cash flows provided by or used in financing operations in 2003.
     Restrictions. Prior to the sale of Global Preferred Re, Global Preferred relied primarily on funds retained at the holding company level, management service fees from its subsidiaries and potential dividends from Global Preferred Re to meet ongoing cash requirements. The ability of Global Preferred Re to pay dividends to Global Preferred was subject to, among other things, regulatory restrictions under the insurance laws of Bermuda, which are discussed in Note 10 to the Financial Statements. In addition, the Reorganization Agreement specified that while the agreement was in effect, Global Preferred Re could not pay Global Preferred cumulative dividends in excess of $6,384 per day and cumulative management fees in excess of $8,000 per day. As of March 31, 2005, Global Preferred Re had estimated total statutory capital and surplus of approximately $28.4 million, which included an estimated $13.1 million available for distribution as dividends without seeking regulatory approval. During the year ended December 31, 2005, Global Preferred Re paid $932,064 in dividends to Global Preferred.
     Prior to the sale of Global Preferred Re, under our reinsurance agreements, we were required to provide security through a letter of credit for the benefit of the ceding life companies. We had three letters of credit issued by Comerica Bank, our custodian, for the benefit of Western Reserve, Pacific Life and Kemper, in the amounts of $5.5 million, $50,000 and $300,000, respectively. We assessed our letter of credit needs in support of each reinsurance agreement.
Contractual Obligations and Commitments
     The following table shows our contractual obligations and commitments as of December 31, 2005, which are reported in the statement of net assets in liquidation as accrued expenses and accounts payable or estimated future operating costs. None of these commitments were assumed by AEGON in connection with the sale of Global Preferred Re. We paid the last payments for the office lease and operating leases in September 2005. No further amounts are due under the office and operating leases. The severance payments and benefits are due to those employees that have been terminated or that will be terminated in the near future as a result of the sale of Global Preferred Re and subsequent dissolution of Global Preferred.

     Further information is included elsewhere herein and in Note 11 to the Financial Statements.

(In Thousands)	Total	2006
Severance payments and benefits	$1,152.5	$1,152.5

Currency
     Prior to the sale of Global Preferred Re on May 25, 2005, we had written all of our reinsurance business in U.S. dollars.
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
Recent Accounting Pronouncements
     For a discussion of certain recently issued accounting pronouncements, refer to Note 2 to the Financial Statements.
Forward-Looking Statements
     Certain statements made in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe-harbor” provisions of that Act. Additionally, any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements may include, but are not limited to statements relating to reinsurance revenues, gross profits, cash flows, and net income in future periods. Such statements often include the words “believes,” “expects,” “assumes,” “predicts,” “continue,” “potential,” “should,” “could,” “can,” “may,” “will,” “proposes,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” and variations or negations of such expressions or similar expressions. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to:
•	The timing of any distributions of remaining assets and the impact of distributions on the adequacy of reserves available to pay costs and expenses arising during liquidation;

•	Estimates of our cash requirements and costs of liquidation;

•	Estimates of our asset values, including future investment income;

•	Estimates of our settlement reserve during liquidation;

•	The assertion of unforeseen claims against us;

•	The passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate; and

•	Changes in economic conditions, including interest rate and equity market conditions, which could affect our investment portfolio.

     These forward-looking statements are subject to change and uncertainty that are beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect on our business. We cannot assure you that future developments will be in accordance with our expectations or that the effect of future developments will be those we anticipate. Actual results could differ materially from those we expect, depending upon the outcome of certain factors, including those described in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We have described some important factors that could cause our actual results to differ materially from our expectations in ”Risk Factors” included elsewhere herein. You should carefully review these risks and additional risks described in other documents we file from time to time with the Securities and Exchange Commission, including quarterly reports on the Form 10-Q. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market risk related to changes in interest rates is primarily due to our highly liquid investments. The primary objective of our investment activities is to preserve principal for our stockholders while maximizing yields without significantly increasing risk. Our investment portfolio of $4.3 million at December 31, 2005 includes cash maintained primarily in a money market account, cash equivalents held in United States treasury bills and fixed income securities held in United States treasury notes, which are subject to changes in market values with changes in interest rates. At the present time, we have no financial instruments in place to manage the impact of changes in interest rates or equity market prices.
Item 8. Financial Statements and Supplementary Data
     The following financial statements are attached hereto commencing on page F-1.
•	Reports of Independent Registered Public Accounting Firms

•	Statement of Net Assets in Liquidation as of December 31, 2005

•	Consolidated Balance Sheet (Going Concern Basis) at December 31, 2004

•	Consolidated Statement of Changes in Net Assets in Liquidation for the Period May 26, 2005 to December 31, 2005

•	Consolidated Statements of Income (Going Concern Basis) for the Years Ended December 31, 2003 and 2004 and for the Period January 1, 2005 to May 25, 2005

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Going Concern Basis) for the Years Ended December 31, 2003 and 2004 and for the Period January 1, 2005 to May 25, 2005

•	Consolidated Statements of Cash Flows (Going Concern Basis) for the Years Ended December 31, 2003 and 2004 and for the Period January 1, 2005 to May 25, 2005

•	Notes to Financial Statements for the Years Ended December 31, 2003, 2004 and 2005
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     On November 12, 2004, Deloitte & Touche LLP resigned as our independent registered public accounting firm, effective following completion of its services related to the review of our interim financial statements for the quarter and nine months ended September 30, 2004. The resignation was the sole decision of Deloitte & Touche LLP. The audit report of Deloitte & Touche LLP on our consolidated financial statements as of and for the year ended December 31, 2003, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

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
Limitations on the Effectiveness of Controls
     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our chief accounting officer (our principal executive officer and principal financial officer) concluded that our disclosure controls and procedures are effective at that reasonable level.
Item 9A. Controls and Procedures
     As of the most recent fiscal quarter end, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-14(c) of the Securities Exchange Act of 1934) under the supervision and with the participation of our chief accounting officer (our principal executive officer and principal financial officer). Based on and as of the date of such evaluation, the aforementioned officer has concluded that our disclosure controls and procedures were effective, in all material aspects, to ensure that information required to be disclosed in the reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported as and when required.
     There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date our chief accounting officer (our principal executive officer and principal financial officer) carried out her evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.
Item 9B. Other Information
     None.

PART III
     The information required by Items 10, 11, 12, 13 and 14 of Part III will be included by amendment to this Report to be filed with the Securities and Exchange Commission within 30 days from the date hereof.
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
Chief Accounting Officer
Date: March 31, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CARYL P. SHEPHERD	Chief Accounting Officer and	March 31, 2006
Caryl P. Shepherd	Vice President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ JOSEPH F. BARONE	Chairman of the Board of Directors	March 31, 2006
Joseph F. Barone	and Director

/s/ MILAN M. RADONICH	Director	March 31, 2006
Milan M. Radonich

/s/ C. SIMON SCUPHAM	Director	March 31, 2006
C. Simon Scupham

/s/ THOMAS W. MONTGOMERY	Director	March 31, 2006
Thomas W. Montgomery

/s/ EDWARD F. MCKERNAN	Director	March 31, 2006
Edward F. McKernan

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization, dated as of December 30, 2004, by and among AEGON N.V., GPRE Acquisition Corp. and Global Preferred Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on January 4, 2005).
2.1.1	Plan of Complete Liquidation and Dissolution of the Registrant, dated as of April 5, 2005.
3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed on June 28, 1995).
3.1.1	Certificate of Amendment to Certificate of Incorporation of the Registrant, changing the name of the Company to “The WMA Corporation” (incorporated by reference to Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, filed on May 15, 1998).
3.1.2	Certificate of Amendment to Certificate of Incorporation of the Registrant, increasing the number of authorized shares of common stock and creating a new class of authorized shares of preferred stock (incorporated by reference to Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, filed on August 16, 1999).
3.1.3	Certificate of Amendment to Certificate of Incorporation of the Registrant, changing the name of the Company to “Global Preferred Holdings, Inc.” (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed on November 14, 2001).
3.1.4	Certificate of Amendment to Certificate of Incorporation of the Registrant, decreasing the number of authorized shares of common stock and preferred stock and reducing the par value of the preferred stock (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, filed on August 14, 2003).
3.1.5	Certificate of Dissolution of Registrant filed June 1, 2005 with the State of Delaware.
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 filed on February 22, 2002).
4.1	Revised Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 filed on February 22, 2002).
10.1	Global Preferred Holdings, Inc. Stock Incentive Plan and Form of Stock Option Grant Certificate (incorporated by reference to Exhibit 10.38 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.2	Global Preferred Holdings, Inc. Directors Stock Option Plan and Form of Stock Option Grant Certificate (incorporated by reference to Exhibit 10.39 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.3	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.40 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.4	Employment Agreement by and between the Registrant and Edward F. McKernan, effective January 1, 2002 (incorporated by reference to Exhibit 10.41 to Registrant’s Registration Statement on Form S-1, filed on February 22, 2002).
10.5	Employment Agreement by and between the Registrant and Caryl P. Shepherd, effective February 1, 2002 (incorporated by reference to Exhibit 10.42 to Registrant’s Registration Statement on Form S-1/A, filed on March 29, 2002).
10.6	Form of Stock Option Grant Certificate for S. Hubert Humphrey, Jr. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K, filed on February 22, 2002).
10.7	Employment Agreement by and between the Registrant and Bradley E. Barks, effective March 4, 2002 (incorporated by reference to Exhibit 10.45 to Registrant’s Registration Statement on Form S-1/A, filed on March 29, 2002).
10.8	First Amendment to Employment Agreement by and between the Registrant and Bradley E. Barks, effective July 30, 2002 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002).

Exhibit
Number	Description

10.9	Renewal of the Employment Agreement by and between the Registrant and Bradley E. Barks, effective March 1, 2003 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003).
10.10	Renewal of the Employment Agreement by and between the Registrant and Caryl P. Shepherd, effective February 1, 2003 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003).
10.11	First Amendment to the Employment Agreement by and between the Registrant and Edward F. McKernan, effective April 1, 2003 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003).
10.12	Second Renewal of Employment Agreement by and between the Registrant and Bradley E. Barks, effective January 1, 2004 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.13	Second Renewal of Employment Agreement by and between the Registrant and Caryl P. Shepherd, effective January 1, 2004 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.14	Second Amendment to Employment Agreement by and between the Registrant and Edward F. McKernan, effective May 26, 2004 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.15	Letter Agreement by and between Registrant and Bradley E. Barks, dated March 4, 2004 (incorporated by reference to Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.16	Letter Agreement by and between Registrant and Caryl P. Shepherd, dated March 4, 2004 (incorporated by reference to Exhibit 10.47 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.17	Letter Agreement by and between Registrant and Edward F. McKernan, dated March 4, 2004 (incorporated by reference to Exhibit 10.48 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.18	Transition Letter by and between Registrant and Edward F. McKernan dated July 6, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed July 12, 2005).
10.19	Transition Letter by and between Registrant and Bradley E. Barks dated July 6, 2005 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed July 12, 2005).
10.20	Separation and Release Agreement by and between Registrant and Edward F. McKernan dated August 19, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).
10.21	Separation and Release Agreement by and between Registrant and Bradley E. Barks dated August 19, 2005 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).
10.22	Third Renewal of Employment Agreement by and between the Registrant and Bradley E. Barks, effective January 1, 2005.
10.23	Third Renewal of Employment Agreement by and between the Registrant and Caryl P. Shepherd, effective January 1, 2005.
10.24	Third Amendment to Employment Agreement by and between the Registrant and Edward F. McKernan, effective January 1, 2005.
10.25	Fourth Renewal of Employment Agreement by and between the Registrant and Caryl P. Shepherd, effective January 1, 2006.
16.1	Letter of KPMG LLP to the Securities and Exchange Commission dated June 26, 2003 regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to Registrant’s Current Report on Form 8-K filed on June 26, 2003).
16.2	Letter of Deloitte & Touche LLP to the Securities and Exchange Commission dated November 12, 2004 regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2004).

Exhibit
Number	Description

31.1	Certification by Caryl P. Shepherd, Chief Accounting Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Caryl P. Shepherd, Chief Accounting Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

GLOBAL PREFERRED HOLDINGS, INC.
INDEX TO FINANCIAL STATEMENTS
Page

Financial Statements:

Reports of Independent Registered Public Accounting Firms	F-2

Statement of Net Assets in Liquidation as of December 31, 2005	F-4

Consolidated Balance Sheet (Going Concern Basis) as of December 31, 2004	F-5

Consolidated Statement of Changes in Net Assets in Liquidation for the Period May 26, 2005 to December 31, 2005	F-6

Consolidated Statements of Income (Going Concern Basis) for the Years Ended
December 31, 2003 and 2004 and for the Period January 1, 2005 to May 25, 2005	F-7

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Going Concern Basis)	F-8
for the Years Ended December 31, 2003 and 2004 and for the Period January 1, 2005 to May 25, 2005

Consolidated Statements of Cash Flows (Going Concern Basis) for the Years Ended
December 31, 2003 and 2004 and for the Period January 1, 2005 to May 25, 2005	F-9

Notes to Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Global Preferred Holdings, Inc.
We have audited the accompanying statement of net assets in liquidation of Global Preferred Holdings, Inc. (the “Company”) as of December 31, 2005 and the related consolidated statement of changes in net assets in liquidation of the Company and its subsidiaries for the period from May 26, 2005 to December 31, 2005. We have also audited the consolidated balance sheet of the Company and its subsidiaries as of December 31, 2004, and the consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the period from January 1, 2005 to May 25, 2005 and the year ended December 31, 2004. Our audit also included the consolidated financial statement schedule for the period from January 1, 2005 to May 25, 2005 and the year ended December 31, 2004. The consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 1 to the financial statements, the stockholders of Global Preferred Holdings, Inc. approved a plan of liquidation on May 10, 2005, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to May 25, 2005 from the going concern basis to the liquidation basis.
In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Company as of December 31, 2005, the changes in net assets in liquidation of the Company and its subsidiaries for the period from May 26, 2005 to December 31, 2005, the consolidated financial position of the Company and subsidiaries as of December 31, 2004, and the results of their operations and cash flows for the period from January 1, 2005 to May 25, 2005, and for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the period January 1, 2005 to May 25, 2005 and for year ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Marcum & Kliegman LLP
Melville, New York
March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Global Preferred Holdings, Inc.:
     We have audited the accompanying consolidated statements of income (going concern basis), stockholders’ equity and comprehensive income (going concern basis) and cash flows (going concern basis) for the year ended December 31, 2003 of Global Preferred Holdings, Inc. and subsidiaries (“Global Preferred”). These consolidated financial statements are the responsibility of Global Preferred’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
     In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Global Preferred Holdings, Inc. and its subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 29, 2004

GLOBAL PREFERRED HOLDINGS, INC.
Statement of Net Assets in Liquidation

December 31,
2005
Estimated Net Realizable Values of Assets:
Cash and cash equivalents	$1,830,747
Fixed maturity securities	2,423,584
Equity securities	14,868
Miscellaneous receivables	2,495
Current income tax recoverable	4,510
Fixed assets	2,780
Estimated future investment income	211,485

Total estimated assets	4,490,469

Estimated Settlement Amount of Liabilities:
Accrued expenses and accounts payable	77,134
Dividends payable	15,079
Estimated future operating costs and settlement reserves during liquidation period	4,398,256

Total estimated liabilities	4,490,469

Commitments and contingencies (Note 11)

Net assets in liquidation	$—

See accompanying notes to financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
AND SUBSIDIARIES
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

See accompanying notes to financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
AND SUBSIDIARIES
Consolidated Statement of Changes in Net Assets in Liquidation

For the Period
May 26, 2005 to
December 31, 2005
Accumulated stockholders’ equity as of May 25, 2005	$50,413,081

Adjustment of assets and liabilities to estimated fair value to change to liquidation basis	8,444,710

Estimated net assets in liquidation as of May 26, 2005	58,857,791

AEGON N.V. shares distribution to stockholders	(57,957,136)
Change in estimate of:
Future operating costs and settlement reserves during liquidation period	(34,515)
Fair value of invested assets	(908,026)
Future investment income	42,961
Fixed assets	(1,075)

Net change in net assets in liquidation	(58,857,791)

Net assets in liquidation at December 31, 2005	$—

See accompanying notes to financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
AND SUBSIDIARIES
Consolidated Statements of Income
(Going Concern Basis)

			For the Period
	Year Ended	Year Ended	January 1, 2005
	December 31,	December 31,	to May 25, 2005
	2003	2004	(145 Days)
Revenues:
Premiums	$17,401,266	$17,109,121	$6,744,999
Reinsured policy revenues	12,796,537	12,532,579	4,655,164
Net investment income	406,993	849,233	425,770
Net realized gain (loss) on investments	21,476	(27,364)	36,785
Net unrealized gain on trading investments	—	48,819	16,923
Other income	62,786	15,681	9,050

Total revenues	30,689,058	30,528,069	11,888,691

Benefits and expenses:
Benefits, claims and settlement expenses	9,268,559	6,903,934	3,541,827
Change in future policy benefits	1,054,256	645,436	189,068
Reinsurance expense allowances, net	8,135,785	7,685,870	3,027,560
Amortization of deferred acquisition costs	5,536,839	6,208,647	1,955,803
Operating expenses	3,386,942	3,327,312	1,601,076
Interest expense	375,000	216,781	—

Total benefits and expenses	27,757,381	24,987,980	10,315,334

Income before income tax	2,931,677	5,540,089	1,573,357
Income tax expense	(998,262)	(1,570,257)	(360,941)

Net income available to common stockholders	$1,933,415	$3,969,832	$1,212,416

Basic earnings per share	$0.47	$0.96	$0.29

Diluted earnings per share	$0.47	$0.95	$0.29

Weighted average common shares outstanding	4,141,684	4,141,684	4,141,684

Total weighted average common and common equivalent shares outstanding	4,141,684	4,157,539	4,197,857

See accompanying notes to financial statements.

GLOBAL PREFERRED HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Going Concern Basis)
Years ended December 31, 2003 and 2004 and Period from January 1, 2005 to May 25, 2005

	Number					Accumulated
	of		Number of		Additional	other			Total
	preferred	Preferred	common	Common	paid-in	comprehensive	Retained	Treasury	stockholders’	Comprehensive
	shares	Stock	shares	Stock	capital	income (loss)	earnings	stock	equity	income
Balance, December 31, 2002	—	—	4,149,074	4,149	23,326,026	82,125	19,958,822	(49,267)	43,321,855
Comprehensive income
Net income							1,933,415		1,933,415	$1,933,415
Other comprehensive loss, net of tax						50,206			50,206	50,206

Total comprehensive income										$1,983,621

Balance, December 31, 2003	—	—	4,149,074	4,149	23,326,026	132,331	21,892,237	(49,267)	45,305,476
Comprehensive income
Net income							3,969,832		3,969,832	$3,969,832
Other comprehensive income, net of tax						(9,324)			(9,324)	(9,324)

Total comprehensive income										$3,960,508

Balance, December 31, 2004	—	$—	4,149,074	$4,149	$23,326,026	$123,007	$25,862,069	$(49,267)	$49,265,984

Comprehensive income
Net income							1,212,416		1,212,416	$1,212,416
Other comprehensive income, net of tax						(71,863)			(71,863)	(71,863)

Total comprehensive income										$1,140,553

Stock option expense					6,530				6,530
Issuance of stock			1		14				14

Balance, May 25, 2005	—	$—	4,149,075	$4,149	$23,332,570	$51,144	$27,074,485	$(49,267)	$50,413,081

See accompanying notes to financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Going Concern Basis)

			For the Period
	Year Ended	Year Ended	January 1, 2005
	December 31,	December 31,	to May 25, 2005
	2003	2004	(145 Days)
Cash flows from operating activities:
Net income	$1,933,415	$3,969,832	$1,212,416
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	5,633,217	6,450,210	2,018,782
Deferred tax expense (benefit)	871,664	(1,011,320)	(279,238)
Net realized (gain) loss on investments	(21,476)	27,364	(36,785)
Net unrealized gain on trading investments	—	(48,819)	(16,923)
Capitalization of deferred acquisition costs	(1,294,395)	(768,452)	(229,242)
Loss on disposal of assets	—	—	1,821
Expense of stock option compensation	—	—	6,534
Change in:
Investment income due and accrued	(116,138)	(37,200)	4,561
Accounts receivable	170,912	33,231	4,723
Reinsurance balances receivable	966,487	(454,658)	1,589,678
Prepaid expenses	368,774	295,915	(763,182)
Current income tax recoverable	124,348	48,152	(16,378)
Future policy benefits	1,957,615	520,105	(268,597)
Reinsurance balances payable	127,351	(169,481)	377,573
Accrued expenses and accounts payable	43,442	9,238	(133,448)
Accrued interest payable	—	(158,219)	—
Current income tax payable	—	377,075	(377,075)

Net cash provided by operating activities	10,765,216	9,082,973	3,095,220

Cash flows from investing activities:
Proceeds from sale of fixed maturity securities available-for-sale	421,282	1,029,185	532,540
Proceeds from sale of equity securities	—	2,009,731	—
Proceeds from principal payments on mortgage-backed securities of available-for-sale securities	738,085	324,330	231,420
Proceeds from maturity of available-for-sale securities	800,000	400,000	750,000
Purchase of fixed maturity and equity securities	(16,831,299)	(6,754,030)	—
Change in reinsured policy loans	(154,717)	(204,805)	(205,478)
Purchase of fixed assets	(16,778)	(3,828)	(3,629)

Net cash (used in) provided by investing activities	(15,043,427)	(3,199,417)	1,304,673

Cash flows from financing activities:
Repayment of short term debt	—	(5,000,000)	—
Issuance of stock	—	—	11

Net cash (used in) provided by financing activities	—	(5,000,000)	11

Net (decrease) increase in cash and cash equivalents	(4,278,211)	883,556	4,399,904
Cash and cash equivalents at beginning of period	15,858,256	11,580,045	12,463,601

Cash and cash equivalents at end of period	$11,580,045	$12,463,601	$16,863,505

Supplemental disclosure of cash flow information:
Interest paid	$375,000	$216,781	$—

Income taxes paid	$2,250	$2,156,350	$1,033,632

See accompanying notes to financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Financial Statements
December 31, 2003, 2004 and 2005
1.	Organization and Wind Up of Business
     Global Preferred Holdings, Inc. (“Global Preferred”) was formed March 9, 1995 as an insurance holding company. The consolidated financial statements presented on the going concern basis (financial statements for periods on or before May 25, 2005) include the assets, liabilities and results of operations of Global Preferred Holdings, Inc. (“Global Preferred”) and its wholly owned subsidiaries, Global Preferred Re Limited (“Global Preferred Re”), Global Preferred Solutions, Inc., Global Preferred Resources, Inc. and Preferred Advantage Insurance Services, Inc. Global Preferred Re is a Bermuda company registered as a long-term insurer under the Bermuda Insurance Act 1978.
     Global Preferred was formed principally to provide an opportunity for independent agents associated with an independent marketing organization to participate indirectly in the reinsurance of the policies they sell. Until December 31, 2004, Global Preferred’s core business consisted of providing reinsurance facilities and services necessary to establish, manage and maintain reinsurance relationships between independent marketing organizations (“IMOs”) and life insurance companies. An IMO is an organization of independent agents that contracts with one or more insurance companies to distribute and market securities and insurance products. Many of the individual agents that purchased equity in Global Preferred were associated with World Financial Group, Inc., an IMO affiliate of AEGON USA, Inc., and who collectively own a significant portion of the outstanding common stock of Global Preferred. To date, the agents associated with World Financial Group, and its predecessor, have sold all life insurance and annuity policies reinsured by Global Preferred.
     On December 30, 2004, Global Preferred announced that it had entered into an agreement and plan of reorganization (the “Reorganization Agreement”) with AEGON N.V. (“AEGON”) and its wholly owned subsidiary, GPRE Acquisition Corp. (“GAC”). On May 10, 2005, Global Preferred’s stockholders authorized: (1) the sale of its wholly owned subsidiary, Global Preferred Re, to GAC, pursuant to the Reorganization Agreement and (2) the subsequent liquidation and dissolution of Global Preferred pursuant to a plan of complete liquidation and dissolution (the “Dissolution Plan”). On May 25, 2005, the transactions contemplated by the Reorganization Agreement were consummated and Global Preferred received 4,503,274 shares of AEGON common stock, with a fair market value of $58.9 million, in exchange for all of the outstanding shares of Global Preferred Re.
     Immediately following the sale of substantially all of its assets on May 25, 2005, Global Preferred commenced winding-up its business and affairs, selling its remaining assets and discharging its known liabilities. As a result, Global Preferred’s operations and substantially all operating cash flows, except for investment income and wind-up expenses have ceased. On June 1, 2005, Global Preferred filed a certificate of dissolution with the Delaware Secretary of State. Once a corporation is dissolved under Delaware law, its existence is automatically continued for a term of three years, or for such longer period as the Delaware Court of Chancery directs, but solely for the purpose of winding up its business. The process of winding up includes: (1) the prosecution and defense of lawsuits, if any; (2) the settling and closing of any business; (3) the disposition and conveyance of any property; (4) the discharge of any liabilities; and (5) the distribution of any remaining assets to the stockholders. In conjunction with the filing of the certificate of dissolution, Global Preferred closed its stock transfer record books as permitted under Delaware law.
     On July 6, 2005, Global Preferred’s board of directors approved the distribution of all of the AEGON common shares to Global Preferred’s stockholders of record as of June 1, 2005. As of June 1, 2005, Global Preferred had 4,199,149 shares of common stock outstanding. The distribution consisted of approximately 1.07 AEGON common shares for each share of Global Preferred common stock. On July 8, 2005, Global Preferred initiated the distribution of the AEGON common shares in whole shares. Fractional AEGON common shares, remaining after the distribution of whole shares to each of Global Preferred’s stockholders, were liquidated and the cash distributed to the stockholders in December 2005. Together, these distributions represent the total consideration received by Global Preferred from AEGON for the sale of Global Preferred Re in May 2005 and represent a substantial part of the assets to be distributed to stockholders under the Dissolution Plan. Global Preferred plans to distribute any remaining cash to its stockholders, after making adequate provision for its liabilities in accordance with Delaware law. Global Preferred expects that it will be necessary to retain a portion of its liquid assets to pay liabilities that may arise after completion of the dissolution; therefore, Global Preferred’s board of directors intends to transfer a portion of its assets to a liquidating trust. The liquidating trust will permit Global Preferred to dissolve and, as required under

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Financial Statements
December 31, 2003, 2004 and 2005
Delaware law, have assets still available to be applied to liabilities after the dissolution. In accordance with the Reorganization Agreement, if Global Preferred determines to transfer assets to a liquidating trust, then the transfer must occur on or before May 25, 2006.
     On July 6, 2005, Global Preferred completed the sale of its remaining subsidiaries, Global Preferred Solutions, Inc., Global Preferred Resources, Inc. and Preferred Advantage Insurance Services, Inc., to a company that is owned and managed by certain former officers of Global Preferred. These subsidiaries were substantially inactive and had no net book value. Global Preferred received $300 in consideration for these subsidiaries which was recorded as an increase in net assets in liquidation as part of the adjustment for changes in fair value of invested assets.
     The Reorganization Agreement was structured to constitute a reorganization within the meaning of Internal Revenue Code Section 368(a)(1)(C). As such, Global Preferred did not recognize any taxable gain on the sale of Global Preferred Re to AEGON nor were there any tax consequences to Global Preferred as a result of the distribution of the AEGON common shares to Global Preferred’s stockholders.
2.	Summary of Significant Accounting Policies
     Basis of Presentation. The financial statements of Global Preferred have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying historical consolidated statements of income and cash flows for the years ended December 31, 2003 and 2004 and the 145 day period ended May 25, 2005 have been presented on a going concern basis consistent with prior periods. The consolidated financial statements included the assets, liabilities and results of operations of Global Preferred and its wholly owned subsidiaries. As a result of the transactions described in Note 1, Global Preferred adopted the liquidation basis of accounting effective May 26, 2005. Accordingly, the financial statements presented on a going concern basis for the years ended December 31, 2003 and 2004 and for the period ended May 25, 2005 are not comparable to the financial statements presented on a liquidation basis as of and for the period ended December 31, 2005.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accounts under the going concern basis of accounting that Global Preferred deemed to be sensitive to changes in estimates included deferred acquisition costs and future policy benefits. Estimates under liquidation basis of accounting include, but are not limited to, estimated future operating costs, which represent the estimate of costs to be incurred during liquidation, and settlement reserves. Actual results could differ from those estimates.
LIQUIDATION BASIS OF ACCOUNTING
     Effective May 26, 2005, Global Preferred adopted the liquidation basis of accounting. Under the liquidation basis of accounting, assets are recorded at their estimated net realizable values and liabilities, including the estimated cost to liquidate, are recorded at their estimated settlement amounts. In accordance with the Dissolution Plan, management is required to make estimates and assumptions that affect the valuation of the assets and liabilities reported at the date of the financial statements. Actual results could differ from these estimates. The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the ultimate settlement amounts of Global Preferred’s liabilities and obligations, actual costs incurred in connection with carrying out the Dissolution Plan including administrative costs during the liquidation period, and the timeframe it takes to complete the liquidation.

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Financial Statements
December 31, 2003, 2004 and 2005
     Estimated Net Realizable Value of Assets in Liquidation. The estimated net realizable value of assets of Global Preferred that are set forth in the accompanying “Statement of Net Assets in Liquidation” are presented on the following basis:
•	Cash and cash equivalents are stated at fair value. At times, cash balances held in financial institutions may be in excess of federally insured amounts. Cash balances held in money market funds are not insured. Cash equivalents consist of United States treasury bills.

•	Fixed maturity securities consist of United States treasury notes and represent estimated net sales proceeds less the costs of disposal.

•	Equity securities consist of 911 AEGON common shares, which are held on behalf of stockholders who have not claimed their ownership. The AEGON common shares were valued at $13.07 per share as of the close of business on May 25, 2005 when received by us pursuant to the Reorganization Agreement and are valued at $16.32 per share as of December 31, 2005.

•	Miscellaneous receivables represent receivables due to Global Preferred by employees, stockholders and third-party service providers.

•	Current income tax recoverable represents an overpayment of 2005 estimated taxes paid in 2005.

•	Fixed assets are assets being utilized by Global Preferred such as furniture and office equipment stated at net realizable value.

•	Estimated future investment income was projected by management based upon prevailing interest rates, anticipated investment portfolio composition and future expected cash flows based upon the estimated timeframe to complete the liquidation.
     Estimated Settlement Amount of Liabilities in Liquidation. The estimated liabilities of Global Preferred that are set forth in the accompanying “Statement of Net Assets in Liquidation” are presented on the following basis:
•	Accrued expenses and accounts payable include all current amounts due that remain unpaid for recurring administrative costs and for refunds of payments made to us in error by third-party service providers.

•	Dividends payable include the AEGON common shares yet to be distributed (as discussed above) as of December 31, 2005 at $16.32 per share and cash dividends received from AEGON for those remaining shares which are also to be distributed.

•	Estimated future operating costs and settlement reserves during liquidation were recorded on May 26, 2005 when Global Preferred adopted the liquidation basis of accounting and include all estimated future amounts that remain unpaid for liquidation activities.
GOING CONCERN BASIS OF ACCOUNTING
     The accompanying historical consolidated balance sheets as of December 31, 2004 and the statements of income and cash flows for the years ended December 31, 2003 and 2004 and the 145 day period ended May 25, 2005 have been presented on the going concern basis of accounting which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. All significant inter-company balances and transactions have been eliminated. Prior to the sale of Global Preferred Re, the significant accounting policies for the historical financial statements were as follows:
     Investments. Global Preferred classified all fixed maturity securities and equity securities, not classified as trading securities, as “available for sale.” Such securities were reported at fair value. Fixed maturity securities available for sale were so classified based upon the possibility that such securities could be sold prior to maturity if that action enabled Global Preferred to execute its investment philosophy and appropriately match investment results to operating and liquidity needs. Equity securities were classified as available for sale. Unrealized gains and losses on marketable equity securities and fixed maturity securities available for sale, less applicable deferred income taxes, were reported as a separate component of accumulated other comprehensive income within stockholders’ equity. Other equity investments, classified as trading securities were bought and held principally for the purpose of selling them in the near term and were reported at fair value. Unrealized gains and losses on trading securities were reported as a separate revenue component on the income statement.

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Financial Statements
December 31, 2003, 2004 and 2005
     Global Preferred’s policy under going concern basis of accounting was to reflect an other-than-temporary impairment in securities investments when the fair value of these securities was lower than the cost basis for an extended period of time. Any such impairment identified would result in a write-down of the cost basis of the individual security to its fair value to establish a new cost basis and to reflect a realized capital loss in the consolidated statements of income. No impairments in value occurred which would have required Global Preferred to make such an adjustment.
     Investment income was recognized as it accrued or was legally due. Income on mortgage-backed securities included amortization and accretion of purchase premiums and discounts using a method that approximated a level yield, taking into consideration assumed prepayment patterns. The retrospective adjustment method was used to adjust for prepayment activity. Realized gains and losses on investments using the specific identification method were included in income.
     Fair Value Disclosure. The carrying values of cash and cash equivalents, reinsurance receivables and payables, accounts receivables and payables, accrued expenses and short-term debt approximated their fair values due to the short-term nature of these accounts. Taking into consideration the basis of reinsurance under the reinsurance agreements, the carrying value of future policy benefits approximated its fair value. See Note 4 for fair value information concerning Global Preferred’s investment portfolio.
     Cash and Cash Equivalents. Cash and cash equivalents included cash on hand and on deposit and investments with original maturities of three months or less. Cash and cash equivalents may have also included cash in transit from the sale of securities at year-end.
     Deferred Acquisition Costs. Costs of acquiring new business, which varied with and were primarily related to the production of new business, have been deferred to the extent that such costs were deemed recoverable from future revenues. Such costs included reinsurance expense allowances paid to ceding life companies, and may have included certain other underwriting costs, such as actuarial, legal and accounting fees. Deferred acquisition costs (“DAC”) were amortized over the lives of the underlying policies with regard to the terms of the reinsurance agreements.
     On those policies reinsured under a renewable term agreement, deferred acquisition costs were amortized in proportion to the premium revenue related to the mortality risk reinsured. Such premium revenue was estimated using the same assumptions used for computing liabilities for future policy benefits. Such assumptions included estimates of expected investment yields, mortality, persistency and expenses applicable at the time the policies were reinsured. Original assumptions on renewable term business continued to be used in subsequent accounting periods, to determine changes in the deferred acquisition costs, unless a premium deficiency existed. Under the renewable term agreements, the amortization was in proportion to the ratio of premiums collected during the then current period to total anticipated premiums and was adjusted to reflect actual persistency of the insurance in force.
     For policies reinsured under a coinsurance or modified coinsurance agreement, deferred acquisition costs were amortized in proportion to gross profits associated with mortality margins, investment margins, surrender charges and expense margins reinsured. Management periodically reviewed Global Preferred’s assumptions concerning future experience with regard to mortality, persistency, investment yields and expenses to determine its estimates of future gross profits. Upon adoption of any change in assumptions used with regard to future experience, the amortization of Global Preferred’s deferred acquisition costs was recalculated and adjustments, if any, were reflected during the then current accounting period.
     Reinsurance Expense Allowances. Allowances generally represented a percentage of each reinsurance premium that was paid or allowed by Global Preferred to the ceding life company for each policy reinsured in recognition of commissions and other expenses associated with the reinsured policies. These other expenses related to costs associated with underwriting, marketing, policy issue and maintenance. The reinsurance expense allowances represented Global Preferred’s share of acquisition and maintenance expenses incurred by the ceding life

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Financial Statements
December 31, 2003, 2004 and 2005
company that were attributable to the risks reinsured. Allowances were shown net of amounts deferred as policy acquisition costs.
     Fixed Assets. Fixed assets were stated at cost less accumulated depreciation. Depreciation was calculated on the straight-line basis over the estimated useful lives of the related assets, which ranged from three to seven years.
     Future Policy Benefits. Liabilities for future benefits on life insurance policies reinsured on a renewable term basis were established in an amount believed to be adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits under long-term life insurance policies have been computed based on estimates of investment yields, mortality and withdrawal rates expected at the time the policies were reinsured, and other assumptions including estimates for incurred but not reported claims. These assumptions included a margin for adverse deviation and varied with the characteristics of the plan of insurance, year of issue, age of insured and other appropriate factors. The assumptions for estimated investment yields were based upon various factors including then current yields on Global Preferred’s investment portfolio and market rates for new investments. Interest rates used in estimating future policy benefits ranged from 5.5% to 7.0% at the time the policies in force were reinsured. The mortality and withdrawal assumptions were based on Global Preferred’s experience, industry experience and industry standards. Policy and contract reserves were included in the liability for future policy benefits on the consolidated balance sheet.
     Liabilities for future policy benefits under the coinsurance and modified coinsurance agreements were equal to reinsured policy account balances on the underlying life insurance policies and annuity contracts. With regard to the separate account benefits reinsured on a modified coinsurance basis, Global Preferred recorded such liabilities as an offset to related assets as its intentions and rights under the agreements with the ceding life companies met the appropriate conditions governing rights of setoff. The nature of separate account benefits under variable life insurance policies or variable annuity contracts did not permit Global Preferred to reinsure those benefits on a coinsurance basis. Global Preferred reinsured the fixed account portion of annuity contracts and life insurance polices only on a coinsurance basis and, accordingly, the liabilities for that portion of the reinsurance were recorded as future policy benefits.
     Income Taxes. Global Preferred used the asset and liability method to record deferred income taxes. Accordingly, deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using an effective federal tax rate of 34%. Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes specifically excludes recognition of the “small life insurance company deduction” available under Section 806 of the Internal Revenue Code for qualifying life insurance companies. This special deduction can reduce the effective federal income tax rate from 34% to less than 20% depending upon the amount of taxable income.
     Recognition of Revenues and Related Expenses. Reinsurance premiums received under the renewable term agreements were recognized as revenue over the premium paying periods of the reinsured policies. Benefits and expenses were associated with earned premiums so that profits were recognized over the life of the related contract. This association was accomplished through the provision for future policy benefits and the amortization of deferred acquisition costs. Other revenue consisted of non-recurring items other than reinsurance premiums or investment earnings and was recognized upon completion of the related earnings process.
     Reinsured Policy Revenues. Reinsured policy revenues were recognized as earned and represented the policy mortality and expense charges, cost of insurance charges net of retrocession reinsurance premiums, policy administration charges, asset-based allowances and deferred sales charges that were assessed against the reinsured policy account balances under the coinsurance and modified coinsurance agreements.
     Earnings Per Share. Basic earnings per share were computed based on the weighted-average number of common shares outstanding during the period, in accordance with SFAS No. 128, Earnings Per Share. Diluted earnings per share were computed based on the total weighted-average number of common and common equivalent shares outstanding during the period. The dilutive effect of the 258,282 stock options outstanding on May 25, 2005

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Financial Statements
December 31, 2003, 2004 and 2005
was computed using the treasury stock method and was not significant to Global Preferred’s financial statements for the 145 day period ended May 25, 2005. Global Preferred had 281,875 stock options outstanding on December 31, 2004. The dilutive effect of these options was not significant to Global Preferred’s financial statements for the year ended December 31, 2004 and was anti-dilutive for the year ended December 31, 2003.
     Global Preferred also considered the convertible note issued to Money Services, Inc., which was repaid in 2004 in its diluted earnings per share calculation. For the year ended December 31, 2003, the incremental shares issued and the income impact upon the conversion of the convertible note were excluded because they would have been anti-dilutive.
     Stock Compensation Plan. Global Preferred’s employee stock incentive plan and directors stock option plan (the “stock option plans”) were accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The application of APB No. 25 did not result in significant compensation expense for the years ended 2003 and 2004 and for the 145 day period ended May 25, 2005. The following table illustrates the effect on net income and earnings per share if Global Preferred had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock option plans as of the dates reported.
     For purposes of this pro-forma disclosure, the estimated fair value of the options is assumed to be amortized as a stock-based compensation expense over the options’ vesting periods.

			For the Period
	Year ended	Year ended	January 1, 2005
	December 31,	December 31,	to May 25, 2005
(In Thousands—Except Per Share Amounts)	2003	2004	(145 Days)
Net income, as reported	$1,933.4	$3,969.8	$1,212.4
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(16.1)	(16.9)	(0.1)

Pro-forma net income	$1,917.3	$3,952.9	$1,212.3

Reported basic earnings per common share	$0.47	$0.96	$0.29

Reported diluted earnings per common share	$0.47	$0.95	$0.29

Pro-forma basic earnings per common share	$0.46	$0.95	$0.29

Pro-forma diluted earnings per common share	$0.46	$0.95	$0.29

     Common Stock. There was one share of common stock issued during the period from January 1, 2005 to May 25, 2005 from the exercise of a stock option. There were 57,464 shares of common stock issued on May 27, 2005 to Global Preferred’s employees and directors to settle the outstanding options on a net basis in conjunction with the sale of Global Preferred Re. No other changes to common stock occurred during 2003 or 2004.
     Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation, as SFAS No. 123R, Share-Based Payment. The provisions of SFAS No. 123R are effective as of the beginning of the first annual reporting period that begins after December 15, 2005. The issuance of SFAS No. 123R has no impact on Global Preferred’s financial statements due to the settlement of the outstanding options on May 27, 2005 and the termination of the stock option plans as of July 1, 2005.

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Financial Statements
December 31, 2003, 2004 and 2005
3.	Liquidation Basis of Accounting
     Pursuant to the Dissolution Plan, on May 26, 2005 Global Preferred commenced an orderly wind-down of its operations. The actions taken since that time included negotiating the severance of most of the remaining employees, identifying outstanding and potential liabilities and estimating the administrative and professional costs to complete the wind-up of Global Preferred’s affairs. These actions resulted in a charge of $6.7 million for estimated future operating costs and settlement reserves during liquidation, consisting primarily of $4.0 million in administrative and professional costs to wind-up company operations over the next three years and $2.7 million in other estimated costs and settlement reserves during liquidation for anticipated expenses or claims against Global Preferred. In order to reflect the liquidation basis of accounting, Global Preferred increased the value of its net assets in liquidation by $8.4 million from the amount of stockholders’ equity at May 25, 2005 to reflect management’s best estimates of the Global Preferred’s assets and liabilities at their net realizable or settlement values. The net increase in the value of net assets resulted from the following:

As of
(Dollars in Thousands)	May 26, 2005
Assets held for sale adjusted to estimated fair value	$16,352.3
Estimated future investment income	236.8
Elimination of prepaid expenses	(934.5)
Fixed assets adjusted to estimated fair value	(17.1)
Elimination of deferred tax asset, net	(694.4)
Reduction of accrued expenses	196.6
Estimated future operating costs and settlement reserves during liquidation	(6,695.0)

Total adjustment of assets and liabilities at estimated fair value to change to liquidation basis	$8,444.7

     The fair market value of the 4,503,274 shares of AEGON common stock as of the close of the markets on May 25, 2005 amounted to $58.9 million. The net book value of the assets of Global Preferred Re as of the close of business on May 25, 2005 amounted to $42.5 million, resulting in a gain of $16.4 million. In accordance with the liquidation basis of accounting, the gain was reported as an adjustment to the net assets in liquidation on the accompanying statement of changes in net assets in liquidation. If Global Preferred had not adopted the liquidation basis of accounting as of May 26, 2005, the gain would have been reported on the consolidated statement of income as other income for the year ended December 31, 2005.
     On July 6, 2005, Global Preferred’s board of directors approved the distribution of all 4,503,274 AEGON common shares to stockholders of record as of June 1, 2005. On July 8, 2005, Global Preferred initiated the distribution of the AEGON common shares in whole shares. Fractional AEGON common shares remaining from the distribution of whole shares were liquidated and the cash totaling approximately $8,000 was distributed to the Global Preferred stockholders in December 2005.
     The distribution of the AEGON common shares was recorded in the liquidation basis financial statements during the third quarter of 2005 at a value of $57,957,136, or $12.87 per share which was equal to the market value per share as of June 30, 2005. As of December 31, 2005, Global Preferred has 911 AEGON common shares which are held on behalf of stockholders who have not claimed their ownership. Those shares are recorded as dividends payable in the liquidation basis financial statements as of December 31, 2005 at $16.32 per share, the market value as of that date, along with the cash dividends received from AEGON for those remaining shares which are also to be distributed.

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Financial Statements
December 31, 2003, 2004 and 2005
     The table presented below summarizes the estimated future operating costs and settlement reserves as of May 26, 2005 and the actual costs that have been paid or incurred during the period May 26, 2005 through December 31, 2005.

	Estimated			Estimated
	as of		Costs	as of
	May 26,	Change in	Incurred	December 31,
(Dollars in Thousands)	2005	Estimate	and Paid	2005
Employee compensation and benefits, including severance payments	$2,925.8	$(19.0)	$1,516.1	$1,390.7
Legal, audit and other professional fees	1,078.4	189.5	675.3	592.6
Other estimated costs and settlement reserves during liquidation	2,690.8	(136.0)	139.8	2,415.0

Total estimated future operating costs and settlement reserves	$6,695.0	$34.5	$2,331.2	$4,398.3

     Periodically, the board of directors reviews management’s best estimates of the liability for estimated future operating costs and settlement reserves and makes adjustments as necessary. Because the establishment of the estimated value of assets, liabilities and reserves involves considerable judgment and estimation, it is likely that the actual proceeds from the realization of assets, the actual settlement of liabilities and the actual outcome of the resolutions of any contingencies will differ from management’s estimates at this time, and those differences may be significant.
4.	Investments
     Due to the sale of Global Preferred Re and the dissolution of Global Preferred, during the third quarter of 2005, Global Preferred restructured its investment portfolio to invest in higher quality and shorter duration investments over the remaining dissolution period. Global Preferred sold its portfolio of fixed maturity securities for $2.4 million and used the proceeds to purchase United States treasury notes. Additionally, cash of $2.1 million was used to purchase $2.1 million of United States treasury bills, which are classified as cash equivalents.
     As of December 31, 2005, all of Global Preferred’s investments were held at fair market value. The major categories of investments consist of the following:

(Dollars in Thousands)	Fair Value
Fixed maturity securities:
U.S. government agency obligations	$2,423,584
Equity securities	14,868

Total fixed maturity and equity securities	$2,438,452

The equity securities represent the remaining AEGON common shares which are held on behalf of stockholders who have not claimed their ownership.

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Financial Statements
December 31, 2003, 2004 and 2005
     Prior to the sale of Global Preferred Re, major categories of net investment income consisted of the following:

			For the Period
	Year Ended	Year Ended	January 1, 2005
	December 31,	December 31,	to May 25, 2005
	2003	2004	(145 Days)
Fixed maturity securities	$271,307	$764,119	$322,801
Equity securities, available for sale	15,178	31,244	—
Cash and cash equivalents	188,303	139,156	138,326

	474,788	934,519	461,127
Investment expenses	(67,795)	(85,286)	(35,357)

Net investment income	$406,993	$849,233	$425,770

     The following table shows the amortized cost; unrealized gains and losses; total estimated fair values; and estimated fair values for investments with unrealized losses for fixed maturity and equity securities, available for sale at December 31, 2004. The number of available for sale securities with unrealized losses was 16 at December 31, 2004. None of these investments had been in an unrealized loss position for 12 months or more. The largest unrealized loss by dollar amount on a single security was $12,636, or 2.6% of fair value of the security at December 31, 2004. All of the unrealized losses on investments were caused by increases in market interest rates. The contractual terms of these investments did not permit the issuer to settle the securities at a price less than the amortized cost of the investment. As of December 31, 2004, none of Global Preferred’s investments were deemed to be other-than-temporarily impaired.

					Fair value
					of securities
					with
	Amortized	Unrealized	Unrealized	Total fair	unrealized
At December 31, 2004	Cost	gains	losses	value	losses
Fixed maturity securities:
U.S. government corporations and agencies	$6,232,387	$32,131	$33,717	$6,230,801	$3,471,879
Corporate	11,621,577	162,905	27,717	11,756,765	4,550,047
Mortgage-backed securities	2,031,289	52,770	—	2,084,059	—

Total fixed maturity securities, available for sale	$19,885,253	$247,806	$61,434	$20,071,625	$8,021,926

     There were no investments in any entity in excess of 10% of stockholders’ equity at December 31, 2004. Fixed maturity securities were valued based upon quoted market prices.
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

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Financial Statements
December 31, 2003, 2004 and 2005
     Proceeds from sales of fixed maturity securities available for sale for the years ended December 31, 2003 and 2004, and for the 145 day period ended May 25, 2005 were $421,282, $1,029,185 and $532,540, respectively. Sales of equity securities were $2,009,731 in 2004. No sales of equity securities occurred in 2003 or during the 145 day period ended May 25, 2005. Components of realized gains and losses are summarized in the following table:

			For the Period
	Year Ended	Year Ended	January 1, 2005
	December 31,	December 31,	to May 25, 2005
	2003	2004	(145 Days)
Fixed maturity securities, available for sale:
Gross realized gains	$21,476	$3,831	$36,785
Gross realized losses	—	(31,195)	—

Net realized gain (loss) on investments	$21,476	$(27,364)	$36,785

     Changes in net unrealized gains (losses) on available for sale securities were $76,070, ($14,127) and ($108,884) for the years ended December 31, 2003 and 2004 and for the 145 day period ended May 25, 2005, respectively.
5. Policy Liabilities
     Prior to the sale of Global Preferred Re, changes in the liability for unpaid policy claims were summarized as follows:

			Period from
	Year Ended	Year Ended	January 1, 2005
	December 31,	December 31,	to May 25, 2005
	2003	2004	(145 days)
Unpaid life claims — January 1	$1,645,065	$1,550,188	$1,983,679

Add claims incurred during the year related to:
Current year	9,027,513	6,117,064	3,340,716
Prior years	241,046	786,870	201,111

Total incurred	9,268,559	6,903,934	3,541,827

Less claims paid during the year:
Incurred during current year	8,519,602	5,625,696	2,411,803
Incurred during prior years	843,834	844,747	1,426,355

Total paid	9,363,436	6,470,443	3,838,158

Unpaid life claims — end of period	$1,550,188	$1,983,679	$1,687,348

     The amount of claims incurred during the year related to the prior year were primarily the result of the number of deaths that occurred late in the prior year, usually December, which were then reported early in the following year, usually January. This represented the normal lag associated with when a death occurred and when Global Preferred Re was notified of the death and varied depending on the number of deaths occurring late in any given year. These unpaid policy claims were included in the liability for future policy benefits on the consolidated balance sheets.
6. Reinsurance
     As of May 25, 2005, prior to the sale of Global Preferred Re, Global Preferred Re had seven reinsurance contracts and one retrocession agreement. All policies reinsured under the reinsurance agreements were self-administered by the ceding life companies. The ceding life companies provided Global Preferred Re with all information necessary for processing the reinsurance, including claims. The reinsurance information below was gathered for the respective time periods prior to the sale of Global Preferred Re.

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Financial Statements
December 31, 2003, 2004 and 2005
The net effect of all reinsurance agreements on premiums and policy revenues was as follows:

			For the Period
	Year Ended	Year Ended	January 1, 2005
	December 31,	December 31,	to May 25, 2005
	2003	2004	(145 Days)
Reinsurance assumed	$30,665,247	$30,066,493	$11,563,752
Reinsurance ceded	(467,444)	(424,793)	(163,589)

Net premiums and policy revenues	$30,197,803	$29,641,700	$11,400,163

The net effect of all reinsurance agreements on benefits, claims and settlement expenses was as follows:

			For the Period
	Year Ended	Year Ended	January 1, 2005
	December 31,	December 31,	to May 25, 2005
	2003	2004	(145 Days)
Reinsurance assumed	$9,431,944	$7,187,936	$3,891,827
Reinsurance ceded	(163,385)	(284,002)	(350,000)

Net benefits, claims and settlement expenses	$9,268,559	$6,903,934	$3,541,827

The impact of reinsurance on life insurance in force was as follows (in millions):

	December 31,	December 31,
Life insurance in force	2003	2004	May 25, 2005
Direct	—	—	—
Assumed	$7,606	$7,035	$6,788
Ceded	(131)	(116)	(109)

Net	$7,475	$6,919	$6,679

     In July 2001, Global Preferred and World Financial Group, Inc. (“World Financial Group) entered into an amended directed reinsurance agreement, whereby World Financial Group would, for a period extending through June 8, 2008, use commercially reasonable best efforts to assist Global Preferred in attaining the opportunity to reinsure all insurance products sold by its agents for insurance companies with which World Financial Group has selling agreements, other than Western Reserve Life Assurance Co. of Ohio (“Western Reserve”) and Western Reserve’s affiliates. Also in July 2001, Global Preferred entered into the First Right Agreement with Western Reserve that provided Global Preferred Re a first right to reinsure certain new products issued by Western Reserve or its U.S. affiliates that were sold by agents associated with World Financial Group. These rights automatically extended for one-year renewal periods unless either party gave notice of termination 180 days prior to the expiration of the applicable initial or renewal term. Concurrent with the closing of the sale of Global Preferred Re, Global Preferred assigned all of its rights under the directed reinsurance agreement and the first right agreement to Global Preferred Re.

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Financial Statements
December 31, 2003, 2004 and 2005
7. Deferred Acquisition Costs
     The amount of policy acquisition costs deferred and amortized was as follows for the respective time periods prior to the sale of Global Preferred Re:

			For the Period
	Year Ended	Year Ended	January 1, 2005
	December 31,	December 31,	to May 25, 2005
	2003	2004	(145 Days)
Beginning of year	$49,850,309	$45,607,865	$40,167,670
Capitalized	1,294,395	768,452	229,242
Amortized	(5,536,839)	(6,208,647)	(1,955,803)

End of year	$45,607,865	$40,167,670	$38,441,109

8. Income Tax
     Effective January 1, 1996, Global Preferred Re made an irrevocable election to be treated as a domestic insurance company for United States federal income tax purposes under Section 953(d) of the Internal Revenue Code of 1986, as amended (the “Code”). As a result of this “domestic” election, Global Preferred Re was subject to U.S. taxation on its worldwide income as if it were a U.S. corporation. Prior to the sale of Global Preferred Re, Global Preferred determined its income tax expense and liability in accordance with SFAS No. 109, Accounting for Income Taxes.
     Total income tax expenses (benefits) for the respective time periods prior to the sale of Global Preferred Re were allocated as follows:

			For the Period
	Year Ended	Year Ended	January 1, 2005
	December 31,	December 31,	to May 25, 2005
	2003	2004	(145 Days)
Tax attributable to:
Income from operations	$998,262	$1,570,257	$360,941

Unrealized gains (losses) on securities available for sale	$25,864	$(4,803)	$(37,021)

     The federal income tax expense for the respective time periods prior to the sale of Global Preferred Re was as follows:

			Period from
			January 1, 2005
	Year Ended	Year Ended	to May 25,
	December 31,	December 31,	2005
	2003	2004	(145 Days)
Current	$126,598	$2,581,577	$640,179
Deferred	871,664	(1,011,320)	(279,238)

Total	$998,262	$1,570,257	$360,941

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Financial Statements
December 31, 2003, 2004 and 2005
     The income tax expense for the respective time periods prior to the sale of Global Preferred Re differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

			For the Period
	Year Ended	Year Ended	January 1, 2005
	December 31,	December 31,	to May 25, 2005
	2003	2004	(145 Days)
Computed expected tax expense	$996,770	$1,883,630	$534,941
Small life insurance company deduction	—	(314,951)	(180,644)
Other, net	1,492	1,578	6,644

Total	$998,262	$1,570,257	$360,941

     During the year ended December 31, 2004 and the 145 day period ended May 25, 2005, Global Preferred was able to benefit from the “small life insurance company deduction” available under Section 806 of the Code at rates less than 34%.
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and federal income tax purposes. The net deferred tax liability at December 31, 2004 was composed of the following amounts:

December 31,
2004
Deferred tax assets:
Alternative minimum tax credit	$30,019
Reserve differences	4,228,455
Net operating loss carry-forward	441,539
DAC tax capitalized	693,514
Other	128,267

Gross deferred tax assets	5,521,794

Deferred tax liabilities:
Policy benefit reserves	32,453
Deferred acquisition costs	13,657,008
Unrealized gain on securities available for sale	63,367
Other	5,093

Gross deferred tax liabilities	13,757,921

Net deferred tax liabilities	$8,236,127

     There were no valuation allowances for deferred tax assets as of December 31, 2004. The deferred tax assets were transferred with the sale of Global Preferred Re. At December 31, 2004, Global Preferred had net operating loss carry-forwards for income tax purposes of $1.3 million, which begin to expire in 2018.
9. Related Party Transactions
     In July of 1999, Global Preferred issued a $5.0 million convertible note, due July 29, 2004, to Money Services, Inc., a subsidiary of AEGON USA, Inc. The note bore simple interest at a rate of 7.5% per year and was convertible into 312,750 shares of Global Preferred common stock. Global Preferred repaid the note in full, plus outstanding interest of $187,500, on July 29, 2004.
     In 1995, Global Preferred Re entered into an agreement with International Advisory Services, Ltd. (“IAS”), formerly CFM Insurance Managers, Ltd. and a subsidiary of IAS Global Captive Group, Ltd., which provided professional insurance management services to international companies operating in Bermuda. C. Simon Scupham,

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Financial Statements
December 31, 2003, 2004 and 2005
a director of Global Preferred and a director of Global Preferred Re, prior to the sale of Global Preferred Re, is a director and Chairman of Shoreline Mutual Management Ltd., a member of IAS Global Captive Group, Ltd., which is also the holding company for IAS. Pursuant to this agreement, IAS acted as the managing agent and the Principal Representative for Global Preferred Re in Bermuda through the closing of the sale of Global Preferred Re. Global Preferred Re paid $60,000 in fees during each of the years ended December 31, 2003 and 2004 and $24,011 for the 145 day period ended May 25, 2005, pursuant to the agreement with IAS.
     Global Preferred has a written employment agreement with its remaining executive officer. This agreement governs employee conduct and Global Preferred’s compensation obligations to the officer. The stated terms of the agreement provide for expiration on the earlier of May 25, 2006 or the date of the transfer of the remaining assets of Global Preferred to a liquidating trust. Under the terms of this employment agreement, the transactions consummated in the Reorganization Agreement as described in Note 1 constituted a “change of control” and the remaining executive officer of Global Preferred will be entitled to various benefits. As of December 31, 2005, it is estimated that these benefits will be approximately $200,000.
     On July 6, 2005, Global Preferred entered into transition agreements with certain of its former executive officers, other than the remaining executive officer described in the preceding paragraph. Pursuant to the terms of these agreements, each of these employees resigned as an officer of Global Preferred, but continued as an employee until August 19, 2005 to assist with the wind-up and dissolution of Global Preferred. In addition, the transition agreements amended the employment agreement of each of the respective executive officers to modify the restrictive covenants of the employment agreement to permit such employee to own and participate in the operations of a non-affiliated company formed by those executive officers. As disclosed in their respective transition agreements, the severance amounts shall be paid in accordance with Global Preferred’s regular payroll practices, provided that (i) Global Preferred may, in its sole discretion, at any time elect to pay any remaining installments in a lump sum and (ii) Global Preferred agrees that any installments remaining unpaid at the time of the transfer of the remaining assets of Global Preferred to a liquidating trust will be paid to those officers prior to such transfer. The severance amounts remaining to be paid to those certain executive officers as of December 31, 2005 total $757,000 and are included in the estimated future operating costs and settlement reserves during liquidation period on the statement of net assets in liquidation.
10. Statutory Restrictions
     During the period of its ownership by Global Preferred, Global Preferred Re was a Bermuda company registered as a long-term insurer under the Bermuda Insurance Act 1978 (the “Insurance Act”) and, as such, was subject to the restrictions of the Insurance Act. Statutory assets and liabilities referred to those assets and liabilities recorded on the statutory balance sheet required by the Insurance Act. Under the Insurance Act, Global Preferred Re:
•	Was required to maintain the required minimum solvency margin (the value of its long-term business assets exceed the amount of its long-term business liabilities by at least $250,000) and was prohibited from declaring or paying any dividends during any financial year if it was in breach of its minimum solvency margin or if the declaration or payment of such dividends would have caused it to fail to meet such margin;

•	Was prohibited, without the approval of the Bermuda Monetary Authority, from reducing its total statutory capital as set out in its previous year’s financial statements by 15% or more in a single financial year;

•	Was required to establish and maintain a segregated long-term business fund; and

•	Was prohibited from declaring or paying a dividend to any person other than a policyholder unless the value of the assets of its long-term business fund as certified by Global Preferred Re’s approved actuary, exceeded the extent (as so certified) of the liabilities of Global Preferred Re’s long-term business. The amount of any such dividend could not exceed the aggregate of the excess referenced in the preceding sentence and other funds properly available for the payment of dividends, being funds arising out of its business, other than its long-term business.

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Financial Statements
December 31, 2003, 2004 and 2005
     Global Preferred Re was required to comply with the provisions of the Companies Act 1981 (the “Companies Act”) regulating the declaration and payment of dividends and making distributions from contributed surplus and reductions of capital. Global Preferred Re could not declare or pay a dividend, or make a distribution out of contributed surplus, if there were reasonable grounds for believing that: the company was, or would after the payment be, unable to pay its liabilities as they became due; or the realizable value of the company’s assets would have been less than the aggregate of its liabilities and its issued share capital and share premium accounts. The Companies Act further regulated the return of capital, and repurchases and redemptions of shares by Global Preferred Re.
     Prior to the sale of Global Preferred Re, Global Preferred relied primarily on funds retained at the holding company level, dividends and other permitted payments, such as debt service payments, from Global Preferred Re to meet ongoing cash requirements. As of December 31, 2004 and March 31, 2005, Global Preferred Re had total statutory capital and surplus of $28.0 million and $28.4 million, respectively. For the years ended December 31, 2003 and 2004 and the quarter ended March 31, 2005, Global Preferred Re had statutory net income of $10.5 million, $5.3 million and $1.0 million, respectively. As of March 31, 2005, Global Preferred Re had $13.1 million available to distribute in dividends without seeking regulatory approval. During 2005, Global Preferred Re paid $932,064 in dividends to Global Preferred.
11. Commitments and Contingencies
     From time to time Global Preferred may be subject to litigation and arbitration in the normal course of business. Management is unaware of any claims, whether asserted or unasserted, that would give rise to litigation or arbitration that would have a material adverse effect on its financial position, results of operations or cash flows.
     In October 2002, Global Preferred entered into a lease agreement for office space in Duluth, Georgia. The initial lease term, as amended, was thirty-six months, with the option to extend the term an additional thirty-nine months, expiring in January 2009. Global Preferred exercised the right to terminate the lease and vacated the premises effective October 14, 2005. Total lease expense for the office space for the year ended December 31, 2005 was $123,638, which included a termination fee of $23,129.
     In October 2002, Global Preferred entered into an operating lease with ePlus, Inc. The lease consisted of three schedules for the lease of office furniture, copier and computer equipment, and telecommunications equipment. The term of each schedule began either December 31, 2002 or January 31, 2003 and expired 36 months thereafter on either December 31, 2005 or January 31, 2006. Global Preferred exercised its option to return the furniture and office equipment under the operating lease in October 2005. Total lease expense for the operating lease for year ended December 31, 2005 was $47,094, which included $6,161 for shipping costs to return the leased items.
     Under its reinsurance agreements, Global Preferred Re obtained letters of credit in favor of unaffiliated insurance companies with whom it had reinsurance agreements. The posting of a letter of credit allowed the ceding life company to take statutory reserve credit for reinsurance ceded, which would have otherwise not been available as Global Preferred Re was not a licensed reinsurer by the ceding life company’s state of domicile. At May 25, 2005, the outstanding letters of credit totaled $5.85 million. The letters of credit were issued by Global Preferred Re’s custodian and secured by Global Preferred Re’s investments held by the custodian.
     Liabilities for future policy benefits under modified coinsurance agreements equaled reinsured policy account balances on the underlying life insurance and annuity policies reinsured by Global Preferred Re, prior to the sale. With regard to the separate account benefits reinsured on a modified coinsurance basis, liabilities were recorded as an offset to related assets as the intentions and rights under the agreements with the ceding life companies met the appropriate conditions governing rights of setoff. Separate account benefits and related assets reinsured on a modified coinsurance basis totaled $280.9 million as of December 31, 2004.

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Financial Statements
December 31, 2003, 2004 and 2005
12. Current Maturities and Long-Term Debt
     In July 1999, Global Preferred issued a $5.0 million, five-year convertible term note to Money Services, Inc. due on July 29, 2004. Money Services is a subsidiary of AEGON USA, Inc. Proceeds of this note were used to reduce a portion of the outstanding principal balance on a line of credit with Money Services. Interest was payable at 7.5% per annum (except in the event of redemption), on the 29th of each succeeding January and July through and including July 29, 2004. On July 29, 2004, Global Preferred repaid the note plus accrued interest of $187,500. As of December 31, 2004 and December 31, 2005, Global Preferred had no amounts payable for long-term debt.
13. Comprehensive Income
     The following table sets forth the amounts of other comprehensive income (loss) along with the related tax effects allocated to other comprehensive income (loss) for the respective time periods prior to the sale of Global Preferred Re:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount

Year Ended December 31, 2003
Net unrealized holding gains arising during period	$97,546	$(33,166)	$64,380
Less: reclassification adjustment for gains realized in net income	21,476	(7,302)	14,174

Other comprehensive income	$76,070	$(25,864)	$50,206

Year Ended December 31, 2004
Net unrealized holding losses arising during period	$(41,491)	$14,107	$(27,384)
Less: reclassification adjustment for losses realized in net income	(27,364)	9,304	(18,060)

Other comprehensive loss	$(14,127)	$4,803	$(9,324)

For the Period January 1, 2005 to May 25, 2005
Net unrealized holding losses arising during period	$(72,099)	$24,514	$(47,585)
Less: reclassification adjustment for gains realized in net income	36,785	(12,507)	24,278

Other comprehensive loss	$(108,884)	$37,021	$(71,863)

14. Segment Reporting
     Prior to the sale of Global Preferred Re on May 25, 2005, Global Preferred defined reportable segments based on the nature of its reinsurance agreements and the accounting treatment used for the various reinsurance agreements. Based on this definition, two reportable segments were identified: non-universal life-type agreements and universal life-type agreements (as each is referenced in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, paragraphs 44 and 45). Global Preferred Re reinsured certain variable universal life insurance policies on a renewable term basis, which were reported below as Non-Universal Life-Type Agreements and, as such, these revenues were classified as premium revenue. Renewable term reinsurance involves the reinsurance of mortality risk whereby premiums are not directly related to the premium rates on the original plan of insurance. Global Preferred Re’s renewable term agreements were accounted for under SFAS No. 60, Accounting and Reporting by Insurance Enterprises. Global Preferred Re reinsured variable annuity contracts and certain other variable universal life insurance policies on a coinsurance and modified coinsurance basis, which were reported below as Universal Life-Type Agreements and, as such, these revenues were classified as reinsured policy revenues. Coinsurance involves the reinsurance of mortality and investment risks on the same basis as that of the underlying policies. The ceding life companies and Global Preferred Re shared in these risks on a pro rata basis. Global Preferred Re’s coinsurance and modified coinsurance agreements were accounted for under SFAS No. 97.

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Financial Statements
December 31, 2003, 2004 and 2005
     Items not directly related to the business segments and unallocated corporate items (i.e., other income, interest expense on corporate debt and unallocated operating expenses) were shown separately, consistent with Global Preferred’s internal measurement process. Segment assets reported included those assets directly attributable to the reinsurance agreements such as reinsurance balances receivable, deferred acquisition costs, policy loans, prepaid expenses, invested assets and cash. Cash and invested assets were allocated to the agreements based upon statutory reserves, the letters of credit posted in support of the statutory reserves held, statutory receivables and allocated surplus, which was consistent with Global Preferred’s internal measurement process.

	2003
Segment Reporting	Non-
Year Ended December 31,	Universal	Universal
(Dollars in thousands)	Life-Type	Life-Type	Other	Total
Premiums	$17,401	$—	$—	$17,401
Reinsured policy revenues	—	12,796	—	12,796
Benefits, claims and settlement expenses*	8,147	2,176	—	10,323
Reinsurance expense allowances, net	6,042	2,093	—	8,135
Amortization of deferred acquisition costs	250	5,287	—	5,537

Underwriting profit	2,962	3,240	—	6,202
Net investment income	14	207	186	407
Net realized gain on investments	—	—	21	21
Other income	—	—	63	63
Other expenses	167	344	3,251	3,762

Segment operating income (loss) before income tax	2,809	3,103	(2,981)	2,931
Income tax expense (benefit)	956	1,057	(1,015)	998

Segment net income (loss)	$1,853	$2,046	$(1,966)	$1,933

Segment assets	$5,601	$48,164	$25,519	$79,284

*	Benefits, claims and settlement expenses include change in future policy benefits.

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Financial Statements
December 31, 2003, 2004 and 2005

	2004
Segment Reporting	Non-
Year Ended December 31,	Universal	Universal
(Dollars in thousands)	Life-Type	Life-Type	Other	Total
Premiums	$17,109	$—	$—	$17,109
Reinsured policy revenues	—	12,533	—	12,533
Benefits, claims and settlement expenses*	6,370	1,180	—	7,550
Reinsurance expense allowances, net	5,861	1,825	—	7,686
Amortization of deferred acquisition costs	176	6,033	—	6,209

Underwriting profit	4,702	3,495	—	8,197
Net investment income	41	120	688	849
Net realized loss on investments	—	—	(27)	(27)
Net unrealized gain on trading investments	—	—	49	49
Other income	—	—	16	16
Other expenses	162	370	3,012	3,544

Segment operating income (loss) before income tax	4,581	3,245	(2,286)	5,540
Income tax expense (benefit)	1,298	920	(648)	1,570

Segment net income (loss)	$3,283	$2,325	$(1,638)	$3,970

Segment assets	$5,885	$43,258	$28,664	$77,807

*	Benefits, claims and settlement expenses include change in future policy benefits.

	2005
Segment Reporting	Non-
145 Day Period Ended May 25,	Universal	Universal
(Dollars in thousands)	Life-Type	Life-Type	Other	Total
Premiums	$6,745	$—	$—	$6,745
Reinsured policy revenues	—	4,655	—	4,655
Benefits, claims and settlement expenses*	3,075	656	—	3,731
Reinsurance expense allowances, net	2,308	720	—	3,028
Amortization of deferred acquisition costs	73	1,883	—	1,956

Underwriting profit	1,289	1,396	—	2,685
Net investment income	30	46	350	426
Net realized gain on investments	—	—	37	37
Net unrealized gain on trading investments	—	—	17	17
Other income	—	—	9	9
Other expenses	86	183	1,332	1,601

Segment operating income (loss) before income tax	1,233	1,259	(919)	1,573
Income tax expense (benefit)	283	289	(211)	361

Segment net income (loss)	$950	$970	$(708)	$1,212

Segment assets	$5,738	$38,801	$33,697	$78,236

*	Benefits, claims and settlement expenses include change in future policy benefits.

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Financial Statements
December 31, 2003, 2004 and 2005
     During the years ended 2003 and 2004 and the 145 day period ended May 25, 2005, the percentage of total premiums and reinsured policy revenues that related to business issued by Western Reserve was 92%. The percentages of the total underwriting profit that related to business issued by Western Reserve for 2003 and 2004 and the 145 day period ended May 25, 2005 were 95%, 91% and 94%, respectively.
     For the 145 day period ended May 25, 2005, Global Preferred estimated that 45% of variable universal life premiums and 39% of variable annuity premiums, written through Western Reserve and sold by agents associated with World Financial Group, originated in California.
15. Stock Options
     In 2002, Global Preferred established the Global Preferred Holdings, Inc. Stock Incentive Plan (the “Stock Incentive Plan”). The aggregate number of shares of common stock reserved for issuance under the Stock Incentive Plan was 1.5 million shares. Awards granted under the Stock Incentive Plan were nonqualified stock options. The term of the options, including vesting, exercise price and expiration date, were determined by the Compensation Committee of the board of directors at the date of the grant. No options were to be granted under the Stock Incentive Plan after July 30, 2012. In May 2003 and May 2004, the compensation committee of the board of directors granted options to purchase an aggregate of 170,688 and 37,375 shares of common stock, respectively, to certain employees in order to retain employees due to competitive market conditions and to provide additional incentive to such persons to increase the value of Global Preferred’s stock.
     Also in 2002, Global Preferred adopted and the stockholders ratified the Global Preferred Holdings, Inc. Directors Stock Option Plan (the “Directors Option Plan”). This plan was subsequently amended and restated by the Board of Directors, which amendment and restatement was ratified by the stockholders in June 2003. The aggregate number of shares of common stock reserved for issuance under the Directors Option Plan was 280,000 shares. Options granted under the Directors Option Plan generally vested over a 3 to 4 year period and the exercise price was not less than the fair value of the shares of common stock subject to the options granted as of the date of grant, as determined by the board of directors. No options were to be granted under the Directors Option Plan after June 17, 2013. In June 2003 and July 2004, the non-employee directors of Global Preferred were automatically granted options to purchase 78,625 and 5,000 shares of Global Preferred’s common stock, respectively.
     The vesting of the outstanding employee and director options was accelerated effective upon the closing of the sale of Global Preferred Re. Pursuant to the terms of the stock option plans, all options outstanding under such plans were unilaterally canceled as of the effective date of the sale of Global Preferred Re and on May 27, 2005, Global Preferred issued 57,464 shares of stock to its employees and directors to settle the outstanding options on a net basis. The number of shares issued was net of shares withheld for income tax withholding. The fair value of the stock issued was $14.54 per share, which approximated the net book value of Global Preferred on that date, as determined by the board of directors. Additional information with respect to stock option plan activity is as follows:

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Financial Statements
December 31, 2003, 2004 and 2005

	Shares Available	Number of	Weighted Average
(Shares in Thousands)	for Options	Shares	Exercise Price

December 31, 2003	1,530.7	245.4	$10.46
Grants	(44.4)	44.4	$10.94
Cancellations	—	(6.8)	$10.46
		(1.1)	$10.94
December 31, 2004	1,486.3	238.6	$10.46
		43.3	$10.94
Grants	—	—	$10.46
		—	$10.94
Cancellations	—	(18.1)	$10.46
		(5.5)	$10.94
Exercised	—	(220.5)	$10.46
		(37.8)	$10.94
Termination	(1,486.3)	—	N/A

December 31, 2005	—	—	N/A

Options exercisable at:
December 31, 2003	—	81.2	$10.46
December 31, 2004	—	128.0	$10.46
December 31, 2005	—	—	—
     Effective as of July 1, 2005, Global Preferred terminated the stock option plans. No options were outstanding under either plan as of July 1, 2005.
16. Defined Contribution Pension Plans
     Global Preferred sponsored a defined contribution pension plan covering substantially all of its employees. In 2003, 2004 and 2005, contributions and costs amounted to 100% of an employee’s contribution up to 4% of the employee’s salary (not to exceed a salary base per employee of $200,000 in 2003, $205,000 in 2004 and $210,000 in 2005). The total costs were $39,401, $40,688 and $36,391 in 2003, 2004 and 2005, respectively. Effective December 30, 2005, Global Preferred terminated the plan and is in the process of applying for a determination letter with the Internal Revenue Service.
17. Subsequent Events
     All remaining AEGON common shares unclaimed as of December 31, 2005 were distributed in January 2006.

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Financial Statements
December 31, 2003, 2004 and 2005
18. Parent Company Financial Information
Balance Sheet
(Parent Company Only)
(Going Concern Basis)

December 31,
2004
Assets

Investment in common stock of subsidiaries (1)	$41,987,650
Fixed maturity securities – available for sale (amortized cost of $3,199,482)	3,259,788
Cash and cash equivalents	2,595,461
Investment income due and accrued	27,344
Accounts receivable	32
Intercompany receivables (1)	1,099,064
Current income tax recoverable	1,144
Prepaid expenses	220,308
Fixed assets (net of accumulated depreciation of $433,046)	43,095
Deferred tax benefit	523,682

Total assets	$49,757,568

Liabilities and Stockholders’ Equity

Liabilities:
Accrued expenses and accounts payable	$491,584

Total liabilities	491,584

Stockholders’ equity:
Preferred stock, par value $.001, 2,000,000 authorized; no shares issued	—
Common stock, par value $.001, 15,000,000 shares authorized; 4,149,074 shares issued	4,149
Additional paid-in capital	23,326,026
Accumulated other comprehensive income	123,007
Retained earnings	25,862,069
Treasury stock, at cost (7,390 shares)	(49,267)

Total stockholders’ equity	49,265,984

Total liabilities and stockholders’ equity	$49,757,568

(1)	Eliminated on consolidation

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Financial Statements
December 31, 2003, 2004 and 2005
Statements of Income
(Parent Company Only)
(Going Concern Basis)

			For the Period
	Year Ended	Year Ended	January 1, 2005
	December 31,	December 31,	to May 25, 2005
	2003	2004	(145 Days)
Revenues:
Net investment income	$24,626	$121,643	$80,536
Net realized gain on investments	—	—	35,675
Intercompany interest income (1)	450,000	259,426	—

Total revenue	474,626	381,069	116,211

Benefits and expenses:
Operating expenses	(137,929)	(833,761)	416,962
Interest expense	375,000	216,781	—

Total benefits and expenses	237,071	(616,980)	416,962

Income before income tax and equity in undistributed net income of subsidiaries	237,555	998,049	(300,751)
Income tax expense	(80,403)	(338,787)	99,260

Income before equity in undistributed net income of subsidiaries	157,152	659,262	(201,491)
Equity in earnings of subsidiaries	1,776,263	3,310,570	1,413,907

Net income available to common stockholders	$1,933,415	$3,969,832	$1,212,416

(1)	Eliminated on consolidation

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Financial Statements
December 31, 2003, 2004 and 2005
Statements of Cash Flows
(Parent Company Only)
(Going Concern Basis)

			For the Period
	Year ended	Year ended	January 1, 2005
	December 31,	December 31,	to May 25, 2005
	2003	2004	(145 Days)
Cash flows from operating activities:
Net income	$1,933,415	$3,969,832	$1,212,416
Less equity in earnings of subsidiaries	(1,776,263)	(3,310,570)	(1,413,907)

Income (loss) before equity in undistributed net income of subsidiaries	$157,152	$659,262	$(201,491)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	96,378	94,513	6,640
Deferred tax expense	76,088	320,296	(99,406)
Net realized gain on investments	—	—	(35,675)
Loss on disposal of assets	—	—	1,821
Expense of stock option compensation	—	—	6,534
Change in:
Investment income due and accrued	(2,190)	(23,835)	(3,210)
Accounts receivable	215,500	(32)	(52)
Intercompany receivables (1)	667,822	5,385,644	918,267
Prepaid expenses	356,466	295,874	(732,160)
Accrued expenses and accounts payable	44,062	(6,767)	(98,716)
Accrued interest	—	31,125	—
Current income tax recoverable	—	(1,144)	(3,366)
Current income tax payable	2,065	(2,065)	—

Net cash provided by (used in) operating activities	1,613,343	6,752,871	(240,814)

Cash flows from investing activities:
Proceeds from sale of fixed maturity securities available-for-sale	—	—	532,540
Proceeds from principal payments on mortgage-backed securities of available-for-sale securities	12,522	30,040	40,607
Proceeds from maturity of available-for-sale securities	—	—	250,000
Purchase of available-for-sale securities	(498,810)	(2,728,996)	—
Purchase of fixed assets	(16,779)	(3,828)	(3,629)
Purchase of equity securities	(40,000)	—	—

Net cash provided by (used in) investing activities	(543,067)	(2,702,784)	819,518

Cash flows from financing activities:
Issuance of notes receivable – intercompany (1)	—	(5,000,000)	—
Issuance of stock	—	—	11
Dividends received from Global Preferred Re	—	—	932,064

Net cash provided by (used in) financing activities	—	(5,000,000)	932,075

Net increase in cash and cash equivalents	1,070,276	(949,913)	1,510,779
Cash and cash equivalents at beginning of period	2,475,098	3,545,374	2,595,461

Cash and cash equivalents at end of period	$3,545,374	$2,595,461	$4,106,240

(1)	Eliminated on consolidation