Form 10-K/A
period 2005-12-31
GLOBAL PREFERRED HOLDINGS INC
filed 2006-04-28
CIK 947716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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
At April 24, 2006, there were 4,199,149 shares of common stock outstanding.

EXPLANATORY NOTE
     This Amendment No. 1 to Annual Report on Form 10-K/A is being filed to include Part III: Items 10, 11, 12, 13 and 14 in this Report.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The directors and executive officers and their ages as of the date of this report are as follows:

Name	Age	Position
Caryl P. Shepherd	36	Chief Accounting Officer, Treasurer, Controller, Secretary and Vice President

Joseph F. Barone(1)	69	Chairman of the Board of Directors

Edward F. McKernan	50	Director

Thomas W. Montgomery	57	Director

Milan M. Radonich(1)	55	Director

C. Simon Scupham(1)	52	Director

(1)	Member of the Audit Committee
     The following is additional information concerning our executive officer and each of our directors.
     Caryl P. Shepherd has served as Chief Accounting Officer since February 2002, as Secretary since December 2001, and as Vice President since December 2000. Ms. Shepherd joined Global Preferred in November 1997 as Controller and was named Treasurer in December 1997, positions she continues to hold. Ms. Shepherd held the position of Assistant Secretary from December 2000 until her election as Secretary. Until the sale of Global Preferred Re in May 2005, Ms. Shepherd served as its Vice President and Treasurer beginning in December 2000, and as Chief Financial Officer beginning in February 2004. From April 1995 through October 1997, Ms. Shepherd was a Senior Accountant with Western Reserve Life Assurance Co. of Ohio. Prior to her tenure with Western Reserve, Ms. Shepherd was a Senior Auditor for the public accounting firm of Ernst & Young LLP specializing in life insurance. Ms. Shepherd is a certified public accountant, a Fellow of the Life Management Institute and a member of the American Institute of Certified Public Accountants.
     Joseph F. Barone has served as a director since June 1998, and as Chairman since January 2002. Mr. Barone is retired after a long career in investment banking and consulting. From July 1997 to October 2003, Mr. Barone was Managing Director of Research for Firemark Investments. From January 1992 through June 1997, he was a Senior Vice President with Swiss Re Insurance. Prior to his tenure with Swiss Re, Mr. Barone was a Managing Director of Investment Banking for the insurance industry at Bear, Stearns & Co., Inc. Mr. Barone is a Chartered Financial Analyst and a member of the New York Society of Security Analysts and the Association of Insurance and Financial Analysts.
     Edward F. McKernan has served as a director since August 1997. Mr. McKernan is a member of Capstan Equity Group, LLC. Capstan Equity Group, LLC, located in Duluth, Georgia, is involved in the acquisition, management and servicing of insurance enterprises. Mr. McKernan served as our Chief Executive Officer from January 2002 until August 2005, and as President from December 2000 until August 2005. From December 1997 until March 2002, Mr. McKernan served as Chief Financial Officer of Global Preferred. From August 1995 until December 2000, Mr. McKernan served as Senior Vice President of Global Preferred and Global Preferred Re. Until the sale of Global Preferred Re in May 2005, Mr. McKernan served as its President beginning in December 2000, as a director beginning in April 2002, and as its Chief Executive Officer and Chairman beginning in February 2004. Mr. McKernan served as the Actuary for Global Preferred Re from April 1996 until October 2002 and as Senior Vice President from August 1995 until December 2000. From April 1996 until June 2001, Mr. McKernan was also

Senior Vice President and Actuary of World Marketing Alliance, Inc. Prior to joining Global Preferred, he was a Senior Manager in the Life Actuarial Consulting Practice of KPMG LLP from 1993 through 1996. From August 1990 through September 1993, Mr. McKernan was the Marketing Actuary of U.S. Operations for Seaboard Life Insurance Company. Prior to his tenure with Seaboard Life, Mr. McKernan was employed as a consultant associated with Tillinghast, a Towers Perrin company, an international actuarial consulting firm. He is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries.
     Thomas W. Montgomery has served as a director since March 1995. Mr. Montgomery is a director and Executive Vice President of World Leadership Group, Inc., a financial services marketing company; an Executive Vice President of New World Holdings, Inc., a financial services holding company, and a director of Global Realty Marketing, Inc., a real estate brokerage company, all three companies are located in Suwanee, Georgia. From March 1995 until December 2001, Mr. Montgomery served as Executive Vice President and Secretary of Global Preferred. Mr. Montgomery also served as a director of Global Preferred Re from August 1995 until the sale in May 2005 and as Executive Vice President from August 1995 until December 2001. Mr. Montgomery is a certified public accountant, member of the American Institute of Certified Public Accountants and a member of the Georgia Society of Certified Public Accountants.
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
     C. Simon Scupham has served as a director since April 1996. Until the sale of Global Preferred Re in May 2005, Mr. Scupham had served as a director of that company since August 1995. Mr. Scupham is a director and Chairman of Shoreline Mutual Management Ltd., which is owned by IAS Global Captive Group, Ltd., which is also a holding company for International Advisory Services, Ltd. (“IAS”). IAS provides professional management services to international companies operating in Bermuda, including Global Preferred Re until May 2005. From 2002 until 2004, Mr. Scupham also served as a director of IAS Global Captive Group, Ltd., which is the holding company for IAS. Mr. Scupham founded an insurance management company in 1991, which was subsequently acquired by and merged into IAS. Prior to joining IAS, Mr. Scupham served as the General Manager of Bermuda operations of the Kemper Group. He is a qualified Chartered Accountant and Associate Fellow of the Institute of Mathematics and its Applications.
Committees
     Until August 17, 2005, the board of directors maintained five committees: an Audit Committee, a Compensation Committee, an Investment Committee, a Capital Finance Committee and a Nominating Committee. Due to the dissolution and winding up of Global Preferred’s business, the board of directors eliminated all of these committees, other than the Audit Committee, effective August 17, 2005.
     Audit Committee and Audit Committee Financial Experts. Our board of directors has established a separately designated standing Audit Committee for the purpose of overseeing our accounting and financial reporting processes and the audits of our financial statements. Messrs. Barone, Radonich and Scupham are the members of the committee. The board believes that the members of the audit committee, taken as a whole, based on their experiences and backgrounds, are qualified to effectively carry out the duties and responsibilities of the Audit Committee. The board has further determined that Mr. Radonich qualifies as the “audit committee financial expert” in accordance with the rules of the Securities and Exchange Commission.

     Compensation Committee. Prior to its elimination in August 2005, the Compensation Committee of the board of directors historically recommended compensation policies and procedures to our board, reviewed performance of our executive officers, approved base salary levels and incentive cash bonuses, and administered our stock option and other incentive compensation plans. The Compensation Committee determined eligible participants of bonus awards, performance goals, measurement criteria, performance ratings and amount and timing of payments. Bonus awards were granted to executive officers at the sole discretion of the Compensation Committee. Messrs. Barone, Radonich and Scupham were members of the committee.
     Since August 17, 2005, the board of directors has determined the compensation of Ms. Shepherd, our sole remaining officer.
     Investment Committee. Prior to its elimination in August 2005, Messrs. Barone, Radonich, McKernan and Montgomery were members of the Investment Committee, which periodically reviewed Global Preferred’s investment guidelines and portfolio and made recommendations to the board of directors regarding any changes. Global Preferred’s former chief financial officer, Bradley Barks, and chief accounting officer, Caryl Shepherd, also participated in an advisory role in meetings of the Investment Committee. The board of directors reviewed Global Preferred’s investment guidelines annually.
     Capital Finance Committee. Prior to its elimination in August 2005, Messrs. Barone, Radonich, McKernan and Montgomery were members of the Capital Finance Committee, which evaluated strategic options for Global Preferred, such as strategies to increase stockholder liquidity, consistent with the Company’s long-term objectives, including the objective of enhancing overall stockholder value.
     Nominating Committee. Prior to its elimination in August 2005, the Nominating Committee was comprised of Messrs. Montgomery, McKernan and Radonich, of which Messrs. Montgomery and Radonich were considered “independent” as defined by the corporate governance rules of the Nasdaq Stock Market. The Nominating Committee periodically reviewed and recommended nominees for election as directors. The Nominating Committee served under a charter that was adopted in 2004.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act 1934 requires our directors and executive officers and persons who own beneficially more than 10% of the common stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission. To our knowledge, based solely on review of copies of such reports furnished to us, during the year ended December 31, 2005, all required reports were filed on a timely basis for each of our directors and executive officers.
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

Item 11. Executive Compensation
     The following table sets forth, for the years ended December 31, 2005, 2004 and 2003 the total compensation paid by the Company to our former chief executive officer, our chief accounting officer,and our next most highly compensated executive officer whose salary and bonus for 2005 exceeded $100,000 (collectively, the “Named Executive Officers”).
Summary Compensation Table

				Annual Other		All Other
Name and Principal Position	Year	Salary	Bonus	Compensation		Compensation
Edward F. McKernan(1)	2005	$207,669	$155,500	$354,646	(2)	$957,102	(3)
Former President and	2004	326,656	80,000	—		—
Chief Executive Officer	2003	326,794	35,000	—		—

Caryl P. Shepherd	2005	$109,877	$49,000	$137,883	(4)	$139,892	(5)
Chief Accounting Officer,	2004	113,923	33,000	—		—
Vice President, Treasurer,	2003	100,000	15,000	—		—
Controller and Secretary

Bradley E. Barks (1)	2005	$170,265	$85,900	$124,271	(2)	$288,300	(6)
Former Chief Financial Officer	2004	250,000	35,000	16,027		—
and Senior Vice President of	2003	250,000	15,000	—		—
Finance

(1)	Employment terminated on August 19, 2005.

(2)	Includes income of $315,896 for Mr. McKernan and $107,276 for Mr. Barks from the exercise of Global Preferred employee stock options due to sale of Global Preferred Re. For purposes of the calculations, fair value of Global Preferred shares was assumed to be $14.54 per share, the value determined by the board of directors for purposes of the options as of the date of exercise and termination of the options. The balance is for reimbursement of earned vacation time not taken.

(3)	Represents employment agreement termination payments and independent directors’ fees. The termination payments are payable pursuant to a separation and release agreement dated August 19, 2005. Payments are being made on a bi-weekly basis for one year which commenced on August 26, 2005; the total amount paid in 2005 was $370,084. Any benefits not paid in full before the transfer of Global Preferred’s remaining assets to a liquidating trust will be paid on the last payroll period prior to the transfer to the liquidating trust. $3,685 of this compensation was for directors fees. The payments for directors fees commenced after Mr. McKernan’s employment terminated on August 19, 2005.

(4)	Represents income from the exercise of Global Preferred employee stock options due to sale of Global Preferred Re. For purposes of the calculations, fair value of Global Preferred shares was assumed to be $14.54 per share, the value determined by the board of directors for purposes of the options as of the date of exercise and termination of the options.

(5)	Represents severance, welfare and outplacement benefits payable upon termination pursuant to employment agreement and change-in-control letter due to sale of Global Preferred Re, none of which was paid in 2005.

(6)	Represents employment agreement termination payments. The payments are payable pursuant to a separation and release agreement dated August 19, 2005. Payments are being made on a bi-weekly basis for one year which commenced on August 26, 2005. Any benefits not paid in full before the transfer of Global Preferred’s remaining assets to a liquidating trust will be paid on the last payroll period prior to the transfer to the liquidating trust; the total amount paid in 2005 was $114,269.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value
     On February 2, 2005, Global Preferred’s board of directors approved the acceleration of the vesting of outstanding employee options effective upon the closing of the sale of Global Preferred Re. In addition, pursuant to the terms of the stock option plans, all options outstanding under such plans were unilaterally canceled as of the effective date of the sale of Global Preferred Re and on May 27, 2005. Global Preferred issued 57,464 shares of stock to its employees and directors to settle the outstanding options on a net basis. The following table sets forth for each of the Named Executive Officers the number and value of options exercised during the year ended December 31, 2005. Effective as of July 1, 2005, the board of directors voted to terminate all stock option plans. No grants were made during the year and no options were outstanding at July 1, 2005.

Number of
			Securities	Value of
			Underlying	Unexercised In-
			Unexercised	the-Money
			Options/SARs at	Options/SARs
			FY-End(3)	at FY-End(3)
	Shares Acquired	Value	Exercisable/	Exercisable/
	on Exercise (1)	Realized (2)	Unexercisable	Unexercisable
Name	(#)	($)	(#)	($)
Caryl P. Shepherd	7,112	$103,408	0	$0

Edward F. McKernan	16,294	$236,915	0	$0

Bradley E. Barks	5,533	$80,450	0	$0

(1)	Our board of directors elected to cancel each outstanding option effective upon the sale of Global Preferred Re, in exchange for issuing that number of whole shares of our common stock that each optionee would have been entitled to receive had they exercised their option on a “net” share exercise basis on such date. Additionally, the number of shares issued to each optionee was based on a value calculated net of the amounts withheld to satisfy the employee’s tax withholding obligations on the issuance of the shares.

(2)	Amounts disclosed in this column were calculated based on $14.54 per share, the fair market value determined by the board of directors for purposes of the options as of May 25, 2005, the date of exercise and termination of the options.

(3)	All options were exercised on May 25, 2005. With the termination of all stock option plans on July 1, 2005, no options were left outstanding.
Director Compensation
     The non-employee members of the board of directors receive compensation of $1,500 per quarter in advance for their service on the board of directors. In addition, we pay non-employee directors $500 for each board meeting or committee meeting attended. Directors who were employees did not receive any compensation for services performed in their capacity as directors. We reimburse each director for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and any of its committees.
     Effective August 17, 2005, the board of directors voted to terminate all remaining committees, except the audit committee, due to the dissolution of Global Preferred. Effective August 19, 2005, Mr. McKernan became a non-employee member of the board. Mr. McKernan was compensated on a pro-rata basis for the third quarter 2005 and in full for fourth quarter 2005 for the base director’s compensation and for each meeting attended after August 19, 2005.
     Non-employee directors were also eligible to receive options under the Global Preferred Holdings, Inc. Amended and Restated Directors Stock Option Plan, which became effective on June 17, 2003 (the “Directors Stock Option Plan”) and was terminated July 1, 2005. On July 1, 2005, no options were outstanding under the Plan.

     The following table sets forth for each of the directors, excluding Mr. McKernan who is listed in the executive officer table above, the number and value of options exercised during the year ended December 31, 2005.

	Shares Acquired	Value
	on Exercise(1)	Realized (2)
Name	(#)	($)
Joseph F. Barone, Chairman	6,842	$99,483

Thomas W. Montgomery	6,842	$99,483

C. Simon Scupham	3,315	$48,200

Milan M. Radonich	2,633	$38,284

(1)	Our board of directors elected to cancel each outstanding option effective upon the sale of Global Preferred Re, in exchange for issuing that number of whole shares of our common stock that each optionee would have been entitled to receive had they exercised their option on a “net” share exercise basis on such date. Additionally, the number of shares issued with respect to Mr. Scupham was based on a value calculated net of the amounts withheld to satisfy his tax withholding obligations on the issuance of the shares.

(2)	Amounts disclosed in this column were calculated based on $14.54 per share, the fair market value determined by the board of directors for purposes of the options as of May 25, 2005, the date of exercise and termination of the options.
Employment Agreements
     Caryl P. Shepherd, our Chief Accounting Officer, Treasurer, Secretary, Controller and Vice President, is employed pursuant to a written employment agreement which expires on the earlier of May 25, 2006 or the date of the transfer of Global Preferred’s remaining assets to a liquidating trust (“Renewal Term”). Under this contract, Ms. Shepherd will receive a base salary of $121,000 per year, is eligible for an annual bonus for 2005 of $40,000 as determined by the board of directors and a retention bonus for 2006 of $20,000 provided Ms. Shepherd is continuously employed by Global Preferred through the Renewal Term. Upon Ms. Shepherd’s resignation for good reason, as defined in the agreement, or termination without cause, we will pay her base salary for twelve months and a prorated annual bonus payment to the extent earned by her. Ms. Shepherd’s employment agreement includes post-employment restrictive covenants not to solicit our customers or recruit our employees. In addition, Ms. Shepherd has a change of control agreement with Global Preferred whereby upon her termination she is entitled to a cash severance payment of $13,392 in welfare benefits and $5,500 paid to an outplacement provider.
     Edward F. McKernan, our former Chief Executive Officer and President, was employed pursuant to a written employment agreement which was terminated August 19, 2005 and replaced by a separation and release agreement on the same date. Under the separation and release agreement, Mr. McKernan will receive separation pay of $947,917, payable in equal installments in accordance with regular company payroll practices over one year, provided that (i) Global Preferred may, in its sole discretion, at any time elect to pay any remaining installments in a lump sum and (ii) Global Preferred agrees that any installments remaining unpaid at the time of the transfer of the remaining assets of Global Preferred to a liquidating trust will be paid to him prior to such transfer. The separation payments remaining to be paid to Mr. McKernan as of December 31, 2005 total $583,333. In addition, Mr. McKernan received $5,500 in outplacement benefits paid directly to the provider of such services. Mr. McKernan’s separation and release agreement includes post-employment restrictive covenants not to recruit certain of our employees.
     Bradley E. Barks, our former Chief Financial Officer and Senior Vice President of Finance, was employed pursuant to a written employment agreement which was terminated August 19, 2005 and replaced by a separation and release agreement on the same date. Under the separation and release agreement, Mr. Barks will receive separation pay of $282,800, payable in equal installments in accordance with regular company payroll practices over one year, provided that (i) Global Preferred may, in its sole discretion, at any time elect to pay any remaining installments in a lump sum and (ii) Global Preferred agrees that any installments remaining unpaid at the time of the transfer of the remaining assets of Global Preferred to a liquidating trust will be paid to him prior to such transfer. The separation payments remaining to be paid to Mr. Barks as of December 31, 2005 total $174,031. In addition, Mr. Barks received $5,500 in outplacement benefits paid directly to the provider of such services. Mr. Barks’ separation and release agreement includes post-employment restrictive covenants not to recruit certain of our employees.

     Thomas J. Bobowski, our former Vice President of Marketing, was employed pursuant to a written employment agreement which expired December 31, 2004, and was not renewed by the board of directors. Mr. Bobowski was terminated on February 4, 2005 pursuant to a separation and release agreement dated the same date. Under the separation and release agreement, Mr. Bobowski received separation pay of $140,827 through February 24, 2006, paid in equal installments in accordance with regular company payroll practices. The separation payments remaining to be paid to Mr. Bobowski as of December 31, 2005 totaled $21,666. In addition, Mr. Bobowski received $5,500 in a single, lump sum cash payment for outplacement benefits, retraining or otherwise, pursuant to his separation and release agreement. The final separation payment was made to Mr. Bobowski on February 24, 2006. Mr. Bobowski’s employment agreement includes post-employment restrictive covenants not to solicit our customers or recruit our employees.
Compensation Committee Interlocks and Insider Participation
     Messrs. Barone, Radonich and Scupham served on the compensation committee of the board of directors until its elimination on August 17, 2005. C. Simon Scupham is Chairman of Shoreline Mutual Management Ltd., a member company of IAS Global Captive Group, Ltd., and was a director of IAS Global Captive Group until 2004. IAS Global Captive Group is the parent company of International Advisory Services, Ltd., which acted as the principal representative for Global Preferred Re in Bermuda. Pursuant to our representation agreement with International Advisory Services, we paid $60,000 in fees during each of the years ended December 31, 2003 and 2004 and $24,011 for the 145 day period ended May 25, 2005.
Item 12. Security Ownership of Certain Beneficial Owners and Management
Security Ownership of Certain Beneficial Owners
     The following table sets forth certain information regarding the ownership of our common stock, as of April 24, 2006, by each of our directors, our current and former executive officers named in the summary compensation table, each person known to us to own beneficially more than 5% of our outstanding common stock and all of our directors and executive officers as a group.

	Number of
	Shares Beneficially	Percentage of Shares
Name	Owned(1)	Outstanding
S. Hubert Humphrey, Jr.(2)	849,999	20.2%
Monte Holm(3)	326,114	7.8%
Richard L. Thawley(4)	305,632	7.3%
Thomas W. Montgomery	26,704	*
Joseph F. Barone	6,842	*
C. Simon Scupham	3,315	*
Milan M. Radonich	2,633	*
Edward F. McKernan	23,794	*
Caryl P. Shepherd	7,112	*
Bradley E. Barks	5,533	*
All directors and executive officers as a group (6 persons)	70,400	1.7%

*	Less than one percent.

(1)	The percentages beneficially owned are based on 4,199,149 shares outstanding as of April 24, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person or group who has or shares voting and investment power with respect to such shares.

(2)	Mr. Humphrey’s business address is 3975 Johns Creek Ct., Suite 100, Suwanee, Georgia 30024.

(3)	This number includes (a) 60,000 shares held jointly with Mr. Holm’s wife; and (b) 165,000 shares held in seven trusts created by Mr. Holm and his wife. Mr. Holm’s business address is 11315 Johns Creek Pkwy, Duluth, Georgia 30097.

(4)	This number includes (a) 137,700 shares owned by two trusts for the benefit of Mr. Thawley and his wife, and (b) 30,000 shares owned by Mr. Thawley’s children. Mr. Thawley’s business address is 1110 W. Kettleman Lane, Suite 24, Lodi, California 95240.

Item 13. Certain Relationships and Related Transactions
     The following sections discuss various transactions and relationships between us and parties affiliated or related to us, including parties affiliated with us prior to the sale of Global Preferred Re. We believe that each of our transactions with related parties were on terms as favorable to us as could have been obtained from unrelated third parties.
Agreements with AEGON, N.V. and its Affiliates
     We issued a $5.0 million convertible note, due July 29, 2004, to Money Services, Inc., a subsidiary of AEGON USA, Inc. and indirect subsidiary of AEGON, N.V. The note bore simple interest at a rate of 7.5% per year and was convertible into 312,750 shares of our common stock. We repaid the note in full, plus outstanding interest of $187,500 on July 29, 2004.
Management Agreement
     In 1995, Global Preferred Re entered into an agreement with International Advisory Services, Ltd. (“IAS”), formerly CFM Insurance Managers, Ltd. and a subsidiary of IAS Global Captive Group, Ltd., which provided professional insurance management services to international companies operating in Bermuda. C. Simon Scupham, a director of Global Preferred and formerly a director of Global Preferred Re, is a director and Chairman of Shoreline Mutual Management Ltd., a member company of IAS Global Captive Group, which is the holding company for IAS. Pursuant to this agreement, IAS acted as the managing agent and the Principal Representative for Global Preferred Re in Bermuda. We paid $60,000 in fees during each of the years ended December 31, 2003 and 2004 and $24,011 for the 145 day period ended May 25, 2005 pursuant to the agreement with IAS.
Sale of Remaining Subsidiaries
     On July 6, 2005, Global Preferred completed the sale of its remaining subsidiaries, Global Preferred Solutions, Inc., Global Preferred Resources, Inc. and Preferred Advantage Insurance Services, Inc. to a company that is owned and managed by certain of our former executive officers, Edward F. McKernan and Bradley E. Barks. These subsidiaries were substantially inactive. We received $300 in consideration for these subsidiaries.
Item 14. Principal Accountant Fees and Services
Audit Fees
     The fees for professional audit services rendered by Marcum & Kliegman LLP for the audit of our annual financial statements for the years ended December 31, 2004 and 2005 totaled $126,206 and $102,542, respectively. The fees in 2005 included $15,000 related to the review of the registration statement filed on Form F-4 by AEGON in connection with the sale of Global Preferred Re.
Audit-Related Fees
     There were no other audit-related services provided by Marcum & Kliegman LLP during the years ended December 31, 2004 and 2005, exclusive of the fees disclosed above.
Tax Fees
     There were no tax compliance, tax consulting or tax planning services provided by Marcum & Kliegman LLP during the years ended December 31, 2004 and 2005.
All Other Fees
     No other aggregate fees were billed by Marcum & Kliegman LLP for all other services during the years ended December 31, 2004 and 2005, exclusive of the fees disclosed in the above sections.

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

GLOBAL PREFERRED HOLDINGS, INC.
	By:	/s/ CARYL P. SHEPHERD
Caryl P. Shepherd
Date: April 28, 2006		Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification by Caryl P. Shepherd, Chief Accounting Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Caryl P. Shepherd, Chief Accounting Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.