Form 10-Q
period 2006-03-31
GLOBAL PREFERRED HOLDINGS INC
filed 2006-05-16
CIK 947716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (Check one):
  Large accelerated filer ☐                 Accelerated filer ☐                 Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     As of May 12, 2006, there were 4,199,149 shares of common stock outstanding.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLOBAL PREFERRED HOLDINGS, INC.
Condensed Statement of Net Assets in Liquidation
(Unaudited)

	December 31,	March 31,
	2005	2006
Estimated Net Realizable Values of Assets:
Cash and cash equivalents	$1,830,747	$1,197,513
Fixed maturity securities	2,423,584	2,416,546
Equity securities	14,868	—
Miscellaneous receivables	2,495	1,000
Current income tax recoverable	4,510	4,510
Fixed assets	2,780	2,250
Estimated future investment income	211,485	212,006

Total estimated assets	4,490,469	3,833,825

Estimated Settlement Amount of Liabilities:
Accrued expenses and accounts payable	77,134	75,640
Dividends payable	15,079	—
Estimated future operating costs and settlement reserves during liquidation period	4,398,256	3,758,185

Total estimated liabilities	4,490,469	3,833,825

Commitments and contingencies (Note 6)

Net assets in liquidation	$—	$—

See accompanying notes to condensed financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Condensed Statement of Changes in Net Assets in Liquidation
(Unaudited)

Three Months Ended
March 31, 2006
Estimated net assets in liquidation as of December 31, 2005	$—

Change in estimate of:
Future operating costs and settlement reserves during liquidation period	1,479
Fair value of invested assets	(24,549)
Future investment income	23,600
Fixed assets	(530)

Net change in net assets in liquidation	—

Net assets in liquidation at March 31, 2006	$—

See accompanying notes to condensed financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Condensed Consolidated Statement of Income (Going Concern Basis)
(Unaudited)

Three Months Ended
March 31, 2005
Revenues:
Premiums	$4,195,143
Reinsured policy revenues	2,949,090
Net investment income	260,020
Net realized gain on investments	35,119
Net unrealized gain on trading investments	13,420
Other income	2,500

Total revenues	7,455,292

Benefits and expenses:
Benefits, claims and settlement expenses	1,941,309
Change in future policy benefits	127,441
Reinsurance expense allowances, net	1,881,211
Amortization of deferred acquisition costs	1,251,847
Operating expenses	938,564

Total benefits and expenses	6,140,372

Income before income tax	1,314,920
Income tax expense	(346,511)

Net income available to common stockholders	$968,409

Basic earnings per share	$0.23

Diluted earnings per share	$0.23

Weighted-average common shares outstanding	4,141,684

Total weighted-average common and common equivalent shares outstanding	4,192,442

See accompanying notes to condensed financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Condensed Consolidated Statement of Cash Flows (Going Concern Basis)
(Unaudited)

Three Months Ended
March 31, 2005
Cash flows from operating activities:
Net income	$968,409
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	1,291,045
Net realized gain on investments	(35,119)
Net unrealized gain on trading investments	(13,420)
Deferred tax benefit	(120,808)
Capitalization of deferred acquisition costs, net	(142,184)
Expense of stock option compensation	466
Change in:
Investment income due and accrued	(16,324)
Accounts receivable	11,282
Reinsurance balances receivable	(465,948)
Prepaid expenses	87,356
Future policy benefits	200,739
Accrued expenses and accounts payable	141,594
Current income tax payable	77,799

Net cash provided by operating activities	1,984,887

Cash flows from investing activities:
Proceeds from principal payments on mortgage-backed securities available-for-sale	131,676
Proceeds from sale of fixed maturity securities available for sale	532,540
Purchase of fixed assets	(3,628)
Change in reinsured policy loans	(116,500)

Net cash provided by investing activities	544,088

Net increase in cash and cash equivalents	2,528,975
Cash and cash equivalents at beginning of period	12,463,601

Cash and cash equivalents at end of period	$14,992,576

Supplemental disclosure of cash flow information:
Interest paid	$—

Income taxes paid	$389,520

See accompanying notes to condensed financial statements.

GLOBAL PREFERRED HOLDINGS, INC.
Notes to Condensed Financial Statements
March 31, 2006
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed financial statements of Global Preferred Holdings, Inc. (“Global Preferred”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The unaudited condensed financial statements should be read in conjunction with Global Preferred’s audited financial statements included in Global Preferred’s 2005 Annual Report on Form 10-K, as amended and filed with the Securities and Exchange Commission.
     On May 25, 2005, Global Preferred sold its wholly owned, and only active, subsidiary, Global Preferred Re Limited (“Global Preferred Re”) to GPRE Acquisition Corp. (“GAC”), a wholly owned subsidiary of AEGON N.V. (“AEGON”), pursuant to an agreement and plan of reorganization (the “Reorganization Agreement”). Global Preferred received 4,503,274 shares of AEGON common stock, with a fair market value of $58.9 million, in exchange for all of the outstanding shares of Global Preferred Re.
     The Reorganization Agreement provides that, no more than twelve months after closing of the transaction with AEGON, Global Preferred must dissolve and distribute all remaining shares of AEGON common stock (received pursuant to the Reorganization Agreement) and any of Global Preferred’s other remaining assets to Global Preferred stockholders, after making adequate provision for its liabilities in accordance with Delaware law. Following the sale of substantially all of its assets on May 25, 2005, Global Preferred commenced winding-up its business and affairs, selling its remaining assets and discharging its known liabilities pursuant to a plan of complete liquidation and dissolution (the “Dissolution Plan”).
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
     On July 6, 2005, Global Preferred completed the sale of its remaining subsidiaries, Global Preferred Solutions, Inc., Global Preferred Resources, Inc. and Preferred Advantage Insurance Services, Inc., to a company that is owned and managed by certain former officers of Global Preferred. These subsidiaries were substantially inactive and had no material assets, liabilities or operations. Global Preferred received $300 in consideration for these subsidiaries.
     On July 8, 2005, Global Preferred initiated the distribution of the AEGON common shares in whole shares to Global Preferred’s stockholders of record as of June 1, 2005. The distribution consisted of approximately 1.07 AEGON common shares for each share of Global Preferred common stock. Fractional AEGON common shares remaining from the distribution of whole shares were liquidated and the cash totaling approximately $8,000 was distributed to Global Preferred’s stockholders in December 2005. Together, these distributions represented the total consideration received by Global Preferred from AEGON for the sale of Global Preferred Re in May 2005 and represent substantially all of the assets to be distributed to stockholders under the Dissolution Plan.

     Global Preferred expects that it will be necessary to reserve a portion of its liquid assets to pay liabilities that may arise after the dissolution; therefore, Global Preferred’s board of directors intends to transfer its remaining assets and liabilities to a liquidating trust. The liquidating trust will permit Global Preferred to dissolve and, as required under Delaware law, have assets still available to be applied to liabilities. In accordance with the Reorganization Agreement, a transfer to a liquidating trust for this purpose must occur on or before May 25, 2006 (see Note 7).
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
     As a result of the transactions described above, Global Preferred adopted the liquidation basis of accounting effective May 26, 2005. Accordingly, the financial statements presented on a going concern basis for the three month period ended March 31, 2005 are not comparable to the financial statements presented on a liquidation basis as of and for the three month period ended March 31, 2006.
     The accompanying historical unaudited condensed consolidated statements of income and cash flows for the three month period ended March 31, 2005 have been presented on a going concern basis consistent with prior periods, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements included the results of operations of Global Preferred and its wholly owned subsidiaries. The preparation of financial statements in conformity with GAAP required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accounts under the going concern basis of accounting that Global Preferred deemed to be sensitive to changes in estimates included deferred acquisition costs and future policy benefits. Actual results could have differed from those estimates.
2. Liquidation Basis of Accounting
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
3. Estimated Value of Assets and Liabilities in Liquidation
     The estimated net realizable value of assets of Global Preferred that are set forth in the accompanying unaudited March 31, 2006 Condensed Statement of Net Assets in Liquidation are presented on the following basis:
•	Cash and cash equivalents are stated at fair value. At times, cash balances held in financial institutions may be in excess of federally insured amounts. Cash balances held in money market funds are not insured. Cash equivalents consist of United States treasury bills with maturities of ninety days or less at date of purchase.

•	Fixed maturity securities consist of United States treasury notes and represent estimated net sales proceeds less the costs of disposal.

•	Miscellaneous receivables represent receivables due to Global Preferred by employees and third-party service providers.

•	Current income tax recoverable represents an overpayment of 2005 estimated taxes paid in 2005.

•	Fixed assets are assets being utilized by Global Preferred such as furniture and office equipment stated at net realizable value.

•	Estimated future investment income was projected by management based upon prevailing interest rates, anticipated investment portfolio composition and future expected cash flows based upon the estimated timeframe to complete the liquidation.
     The estimated settlement amount of liabilities of Global Preferred that are set forth in the accompanying unaudited March 31, 2006 Condensed Statement of Net Assets in Liquidation are presented on the following basis:
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
     The table presented below summarizes the estimated future operating costs and settlement reserves as of December 31, 2005 and the actual costs that have been paid or incurred during the three month period ended March 31, 2006.

	Estimated			Estimated
	as of		Costs	as of
	December 31,	Change in	Incurred	March 31,
(Dollars in Thousands)	2005	Estimate	and Paid	2006
Employee compensation and benefits, including severance payments	$1,390.7	$(17.1)	$528.1	$845.5
Legal, audit and other professional fees	592.6	55.3	107.1	540.8
Settlement reserves and other estimated costs of liquidation	2,415.0	(39.7)	3.4	2,371.9

Total estimated future operating costs and settlement reserves	$4,398.3	$(1.5)	$638.6	$3,758.2

     Settlement reserves and other estimated costs of liquidation represent management’s best estimate of the anticipated cost to settle claims against Global Preferred that result from the plan of reorganization and the dissolution. Periodically, the board of directors reviews management’s best estimates of the liability for estimated future operating costs and settlement reserves and makes adjustments as necessary. Because the establishment of the estimated value of assets, liabilities and reserves involves considerable judgment and estimation, it is likely that the actual proceeds from the realization of assets, the actual settlement of liabilities and the actual outcome of the resolutions of any contingencies will differ from management’s estimates at this time, and those differences may be significant.
4. Investments
     As of March 31, 2006, all of Global Preferred’s investments were held at fair market value. The major categories of investments consist of the following:

(Dollars in Thousands)	Fair Value
Fixed maturity securities:
U.S. government agency obligations	$2,416.5
Equity securities	—

Total fixed maturity and equity securities	$2,416.5

5. Employment Agreements
     Global Preferred has a written employment agreement with its remaining executive officer. This agreement governs employee conduct and Global Preferred’s compensation obligations to the officer. The stated terms of the agreement provide for expiration on the earlier of May 25, 2006 or the date of the transfer of the remaining assets of Global Preferred to a liquidating trust. Under the terms of this employment agreement, the transactions consummated in the Reorganization Agreement as described in Note 1 constituted a “change of control” and the remaining executive officer of Global Preferred will be entitled to various benefits. As of March 31, 2006, it is estimated that these benefits are approximately $165,000 and are included in the estimated future operating costs and settlement reserves during liquidation period on the statement of net assets in liquidation (See Note 7).
     On July 6, 2005, Global Preferred entered into transition agreements with certain of its former executive officers, other than the remaining executive officer described in the previous paragraph. As disclosed in their respective transition agreements, the severance amounts shall be paid in accordance with Global Preferred’s regular payroll practices, provided that (i) Global Preferred may, in its sole discretion, at any time elect to pay any remaining installments in a lump sum and (ii) Global Preferred agrees that any installments remaining unpaid at the time of the transfer of the remaining assets of Global Preferred to a liquidating trust will be paid to those officers prior to such transfer. The severance amounts remaining to be paid to those certain executive officers as of March 31, 2006 are approximately $473,000 and are included in the estimated future operating costs and settlement reserves during liquidation period on the statement of net assets in liquidation (See Note 7).
6. Commitments and Contingencies
     From time to time Global Preferred may be subject to litigation and arbitration in the normal course of business. Other than the matter described below, management is unaware of any claims, whether asserted or unasserted, that would give rise to litigation or arbitration that would have a material adverse effect on its financial position, results of operations or cash flows.
     On May 4, 2006, Global Preferred, together with several stockholders and other entities associated, or formerly associated, with World Marketing Alliance, Inc., an independent marketing organization (“IMO”), received a demand for arbitration from a former agent of the IMO. Management has not received sufficient information to determine the exact nature, if any, of any potential claims against Global Preferred in the matter, but currently does not believe that the demand will result in liabilities that would have a material adverse effect on the financial position, results of operations or cash flows.
7. Subsequent Events
     On May 2, 2006, Global Preferred entered into a separation and release agreement with its sole remaining executive officer. Pursuant to the terms of the agreement, the executive officer will cease to be employed by Global Preferred as of May 17, 2006 due to the transfer of Global Preferred’s assets and liabilities to a liquidating trust, which is anticipated to occur on or about May 17, 2006.
     On May 2, 2006, the board of directors of Global Preferred determined that, in order to facilitate the orderly transfer of its remaining assets and liabilities to a liquidating trust, it was in the best interests of Global Preferred and its stockholders to pay out the remaining severance benefits to certain former and current employees, in accordance with the terms of their separation and release agreements. Those benefits, amounting to $603,000, were paid on May 5, 2006.
     On May 12, 2006, the board of directors of Global Preferred approved the transfer of its assets and liabilities to a liquidating trust (“GPH Liquidating Trust”) anticipated to occur on or about May 17, 2006. The amount of assets to be transferred approximates $2.7 million. The resident trustee, Wilmington Trust Company, the managing trustees, Joseph F. Barone and Milan M. Radonich, both members of the board of directors of Global Preferred, and the trust administrator, Caryl P. Shepherd, Global Preferred’s Chief Accounting Officer, were recommended and approved to serve in such capacities for GPH Liquidating Trust by the Global Preferred board of directors on April 28, 2006.

     A reconciliation of Global Preferred’s assets as per the accompanying statement of net assets in liquidation as of March 31, 2006 and the amount of assets to be transferred to GPH Liquidating Trust on or about May 17, 2006 is as follows:

(Dollars in Thousands)
Total estimated assets as of March 31, 2006 as per accompanying statement of net assets in liquidation	$3,833.8
Less expenses paid, or estimated to be paid, subsequent to March 31, 2006 and prior to transfer of assets:
Severance benefits and other employee costs	(786.4)
Professional fees and other operating expenses	(130.9)
Less estimated future investment income to be received after transfer of assets	(164.8)
Less other assets received, or to be received or realized, after transfer of assets	(9.0)

Estimated assets to be transferred to GPH Liquidating Trust	$2,742.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Global Preferred Holdings, Inc. (“Global Preferred”) as of March 31, 2006 compared with December 31, 2005. Due to the conversion of Global Preferred’s financial accounting to liquidation basis accounting beginning on May 26, 2005, and the fundamentally different nature of Global Preferred’s operations following that date, a comparison of the results of operations for the three month period ended March 31, 2006 to the three month period ended March 31, 2005 would not be meaningful. This discussion should be read in conjunction with the unaudited condensed financial statements and accompanying notes included elsewhere in this report and with the MD&A and Global Preferred’s financial statements and notes thereto included in Global Preferred’s 2005 Annual Report on Form 10-K, as amended.
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
     Global Preferred is in the process of winding up and dissolving its business.
Plan of Liquidation
     On May 25, 2005, Global Preferred sold Global Preferred Re to GPRE Acquisition Corp. (“GAC”), a direct, wholly owned subsidiary of AEGON N.V. (“AEGON”), pursuant to an agreement and plan of reorganization (the “Reorganization Agreement”) whereby Global Preferred received 4,503,274 shares of AEGON common stock in exchange for all of the outstanding shares of Global Preferred Re.
     The Reorganization Agreement provides that, no more than twelve months after closing of the asset transfer with AEGON, we must dissolve and distribute all remaining AEGON common shares received pursuant to the Reorganization Agreement and any of our other remaining assets to our stockholders, after making adequate provision for our liabilities in accordance with Delaware law. Since the sale of substantially all of our assets on May 25, 2005, our operations have been limited to winding-up our business, selling our remaining assets and discharging our known liabilities pursuant to a plan of complete liquidation and dissolution (the “Dissolution Plan”).
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
Liquidation Basis of Accounting
     The accompanying condensed consolidated statements of income and cash flows for the three month period ended March 31, 2005 have been presented on a going concern basis consistent with prior periods, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Effective May 26, 2005, we adopted the liquidation basis of accounting.

     Under the liquidation basis of accounting, assets are recorded at their estimated net realizable values and liabilities are recorded at their estimated settlement amounts and include estimates for future operating costs and settlement reserves during the liquidation period. The valuation of assets and liabilities requires many estimates and assumptions by management and there may be substantial uncertainties in carrying out the provisions of the Dissolution Plan. In all instances, actual results could vary from those estimates. It is anticipated that distributions ultimately made to stockholders upon liquidation will differ from the “net assets in liquidation” recorded in the accompanying unaudited condensed statement of net assets in liquidation as a result of the actual proceeds received from the realization of assets and the ultimate settlement amount of our liabilities and obligations.
     Upon changing to the liquidation basis of accounting on May 26, 2005, we recorded an $8.4 million increase to net assets, which included a charge of $6.7 million of estimated future operating costs and settlement reserves during liquidation.
     The following represents the estimated future operating costs and settlement reserves during liquidation:

	As of	As of
(Dollars in Thousands)	December 31, 2005	March 31, 2006
Employee compensation and benefits, including severance	$1,390.7	$845.5
Legal, audit and other professional services	592.6	540.8
Settlement reserves and other estimated costs of liquidation	2,415.0	2,371.9

Total	$4,398.3	$3,758.2

     Settlement reserves and other estimated costs of liquidation represent management’s best estimate of the anticipated costs to settle expected claims against Global Preferred that result from the plan of reorganization and dissolution. Periodically, the board of directors reviews management’s estimates and makes adjustments to the estimated future operating costs and settlement reserves as deemed necessary.
Status of Liquidation
     On July 6, 2005, we entered into transition agreements with certain of our former executive officers. As disclosed in their respective transition agreements, the severance amounts shall be paid in accordance with Global Preferred’s regular payroll practices, provided that (i) Global Preferred may, in its sole discretion, at any time elect to pay any remaining installments in a lump sum and (ii) Global Preferred agrees that any installments remaining unpaid at the time of the transfer of the remaining assets of Global Preferred to a liquidating trust will be paid to those officers prior to such transfer. The severance amounts remaining to be paid to those certain executive officers as of March 31, 2006 were approximately $473,000.
     Additionally, on July 6, 2005, Global Preferred completed the sale of its remaining subsidiaries, Global Preferred Solutions Global Preferred Resources and Preferred Advantage, to a company that is owned and managed by certain of our former officers. These subsidiaries were substantially inactive. We received $300 in consideration for these subsidiaries which was recorded as an increase in net assets in liquidation as part of the adjustment for changes in fair value of invested assets.
     On July 8, 2005, we initiated the distribution of the AEGON common shares in whole shares to Global Preferred’s stockholders of record as of June 1, 2005. The distribution consisted of approximately 1.07 AEGON common shares for each share of Global Preferred common stock. Fractional AEGON common shares remaining from the distribution of the whole shares were liquidated and the cash totaling approximately $8,000 was distributed to our stockholders in December 2005. Together, these distributions represented the total consideration received by Global Preferred from AEGON for the sale of Global Preferred Re in May 2005 and represent substantially all of the assets to be distributed to stockholders under the Dissolution Plan.
     As of December 31, 2005, Global Preferred had 911 AEGON common shares which were being held on behalf of stockholders who had not claimed their ownership. Those shares were recorded as dividends payable in the liquidation basis financial statements as of December 31, 2005 along with the cash dividends received from AEGON for those remaining shares. These remaining shares and cash dividends were distributed in January 2006. As of March 31, 2006, all AEGON common shares received from the sale have been distributed.
Recent Developments
     On May 2, 2006, we entered into a separation and release agreement with our remaining executive officer. Pursuant to the terms of the agreement, the executive officer will cease to be employed by us as of May 17, 2006, due to the transfer of our assets and liabilities to a liquidating trust, which is anticipated to occur on or about May 17, 2006.
     On May 2, 2006, our board of directors determined that, in order to facilitate the orderly transfer of its remaining assets and liabilities to a liquidating trust, it was in our best interests and the interests of our stockholders to pay out the remaining severance benefits to certain former and current employees, in accordance with the terms of their separation and release agreements. Those benefits were paid on May 5, 2006.
     On May 12, 2006, our board of directors approved the transfer of our assets and liabilities to a liquidating trust (“GPH Liquidating Trust”) anticipated to occur on or about May 17, 2006. The amount of assets to be transferred approximates $2.7 million. The resident trustee, Wilmington Trust Company, the managing trustees, Joseph F. Barone and Milan M. Radonich, both members of our board of directors, and the trust administrator, Caryl P. Shepherd, our Chief Accounting Officer, were recommended and approved to serve in such capacities for GPH Liquidating Trust by the Global Preferred board of directors on April 28, 2006.
Business Operations Prior to Asset Sale
     Prior to the sale of Global Preferred Re, Global Preferred, through its subsidiaries, provided profit sharing solutions for the life insurance and annuity industry. For additional information regarding our business operations prior to the asset sale, refer to Global Preferred’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions regarding uncertainties that affect certain amounts in the unaudited condensed consolidated financial statements on a going concern basis and related footnotes. Accounts that we deemed to be sensitive to changes in estimates for those amounts reported through March 31, 2005 included reinsurance settlements, deferred acquisition costs and future policy benefits. In all instances, actual results could have differed from estimates. Information included in Note 2 to the financial statements in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005 includes a summary of the critical accounting policies used in the preparation of our unaudited condensed consolidated financial statements.
Results of Operations
     On May 25, 2005, Global Preferred completed its sale of Global Preferred Re, which comprised substantially all of its assets, to AEGON for 4,503,274 shares of AEGON common stock. As a result, our operations and substantially all operating cash flows, except for investment income and wind-up expenses have ceased. The asset sale resulted in no further premium or reinsured policy revenues after May 25, 2005. Additionally, no benefits, claims and expenses, change in future policy benefits, reinsurance expense allowances, net, or amortization of deferred acquisition costs were incurred after May 25, 2005. Effective May 26, 2005, Global Preferred adopted the liquidation basis of accounting as opposed to preparing our financial statements on a going concern basis under accounting principles generally accepted in the United States of America. Accordingly, due to the conversion of Global Preferred’s financial accounting to liquidation basis accounting beginning on May 26, 2005, and the fundamentally different nature of Global Preferred’s operations following that date, a comparison of the results of operations for the period ended March 31, 2006 to the period ended March 31, 2005 would not be meaningful.

Liquidity and Capital Resources
     As of March 31, 2006, our primary sources of liquidity are $2.4 million in fixed maturity securities held for sale and $1.2 million in cash and cash equivalents. The effective duration of our fixed maturity portfolio is less than 2 years with 100% of the fixed maturity securities having an effective maturity of less than 3 years. Our fixed maturity portfolio represents 67% of our total invested assets, and has an average Moody’s quality rating of Aaa.
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
     On July 6, 2005, our board of directors approved the distribution of all of the AEGON common shares to stockholders of record as of June 1, 2005. As of June 1, 2005, Global Preferred had 4,199,149 shares of common stock outstanding. The distribution consisted of approximately 1.07 AEGON common shares for each share of Global Preferred common stock. On July 8, 2005, we initiated the distribution of the AEGON common shares in whole shares. Fractional AEGON common shares remaining after the distribution of the whole shares were liquidated and the cash totaling approximately $8,000 was distributed to our stockholders on December 28, 2005. Together, these distributions represent the distribution of all the consideration received by Global Preferred from AEGON for the sale of Global Preferred Re in May 2005 and represent substantially all of the assets to be distributed to stockholders under the Dissolution Plan.
     We expect that it will be necessary to reserve a portion of our liquid assets to pay liabilities that may arise after our dissolution; therefore, our board of directors intends to transfer our remaining assets and liabilities to a liquidating trust. The liquidating trust will permit Global Preferred to dissolve and, as required under Delaware law, have assets still available to be applied to liabilities. In accordance with the Reorganization Agreement, a transfer to a liquidating trust for this purpose must occur on or before May 25, 2006.
Contractual Obligations and Commitments
     The following table shows our contractual obligations and commitments as of March 31, 2006, which are reported in the unaudited condensed statement of net assets in liquidation as accrued expenses and accounts payable or estimated future operating costs. None of these commitments were assumed by AEGON in connection with the sale of Global Preferred Re. The severance payments and benefits due to those employees that have been terminated or that will be terminated in the near future as a result of the sale of Global Preferred Re and subsequent dissolution of Global Preferred were paid on May 5, 2006. Further information is included elsewhere herein and in Notes 9 and 11 to the Financial Statements in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

(Dollars in Thousands)	Total	2006
Severance payments and benefits	$751.0	$751.0

Forward-Looking Statements
     Certain statements made in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe-harbor” provisions of that Act. Additionally, any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements may include, but are not limited to statements relating to anticipated distributions, investment income, estimated future operating costs and settlement reserves, estimated liabilities, anticipated tax effects and asset values for future periods. Such statements often include the words “believes,” “expects,” “assumes,” “predicts,” “continue,” “potential,” “should,” “could,” “can,” “may,” “will,” “proposes,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” and variations or negations of such expressions or similar expressions. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. Because such forward-looking statements involve risks, both known and unknown, and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to:
•	The timing of any distributions of the remaining assets and the impact of distributions on the adequacy of reserves available to pay costs and expenses during liquidation;

•	Estimates of our cash requirements and costs of liquidation;

•	Estimates of our asset values, including future investment income;

•	Estimates of our settlement reserve during liquidation;

•	The assertion of unforeseen claims against us;

•	The passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate; and

•	Changes in economic conditions, including interest rate and equity market conditions, which could affect our investment portfolio.
     These forward-looking statements are subject to change and uncertainty that are beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect on our business. We cannot assure you that future developments will be in accordance with our expectations or that the effect of future developments will be those we anticipate. Actual results could differ materially from those we expect, depending upon the outcome of certain factors, including those described in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We have described some important factors that could cause our actual results to differ materially from our expectations in “Risk Factors”, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. You should carefully review these risks and additional risks described in other documents we file from time to time with the Securities and Exchange Commission, including quarterly reports on the Form 10-Q. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk related to changes in interest rates is primarily due to our highly liquid investments. The primary objective of our investment activities is to preserve principal for our stockholders while maximizing yields without significantly increasing risk. Our investment portfolio of $3.6 million at March 31, 2006 includes cash primarily maintained in a money market account and fixed income securities held in United States treasury notes, which are subject to changes in market values with changes in interest rates. At the present time, we have no financial instruments in place to manage the impact of changes in interest rates or market values.
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
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Other than the matter described below, we are currently not a party to any material legal proceedings.
     On May 4, 2006, Global Preferred, together with several stockholders and other entities associated, or formerly associated, with World Marketing Alliance, Inc., an independent marketing organization (“IMO”), received a demand for arbitration from a former agent of the IMO. We have not received sufficient information to determine the exact nature, if any, of any potential claims against Global Preferred in the matter, but currently we do not believe that the demand will result in liabilities that would have a material adverse effect on our financial position, result of operations or cash flows.
ITEM 1A. RISK FACTORS
     This section should be read in conjunction with our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. In addition to other information in this Form 10-Q, the risk factors listed in the Form 10-K should be carefully considered in evaluating us and our liquidation and dissolution because such factors may have a significant impact on the execution of our plan of dissolution and the timing and amount of liquidating distributions, if any, to our stockholders. As a result of those risk factors, and the risks discussed in our other Securities and Exchange Commission Filings, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not known to us or that we now believe to be unimportant could also impair our liquidation and dissolution.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no changes in securities during the quarter ended March 31, 2006.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     There have been no defaults in the payment of principal or interest of any indebtedness of the issuer.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     During the first quarter of 2006, no matters were submitted to our security holders for a vote.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Atlanta, State of Georgia on the 16th day of May, 2006.

GLOBAL PREFERRED HOLDINGS, INC.
By:	/s/ CARYL P. SHEPHERD
Caryl P. Shepherd
Chief Accounting Officer, Vice President and Treasurer